Form 10-Q
period 1995-09-30
PHARMOS CORP
filed 1995-11-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10 - Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


  For The Quarter Ended September 30, 1995     Commission File Number 0-11550
                        __________________                            _______

                                 Pharmos Corporation
                ______________________________________________________
                (Exact name of registrant as specified in its charter)

                       Nevada                         36-3207413
             __________________________       __________________________
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)       Identification Number)

                     2 Innovation Drive, Alachua, Florida  32615
                _____________________________________________________
                (Address of principal executive offices)   (zip code)

                                   (904) 462-1210
                _____________________________________________________
                 (Registrant's telephone number including area code)

                 101 East 52nd Street, 36th Floor, New York, NY 10022
                _____________________________________________________
                 (Former name, former address and former fiscal year,
                            if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X             No
                             ______              _______

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

          As of November 10, 1995, the issuer had outstanding 29,130,679 shares of its $0.03 par value Common Stock.

         Pharmos Corporation
         (Unaudited)
         Consolidated Balance Sheets
         ________________________________________________________________________________________________________
                                                                                  September 30,    December  31,
                                                                                            1995                1994
         Assets
             Cash and cash equivalents                                               $9,305,051       $1,864,065
             Accounts receivable, net                                                   191,710          262,650
             Prepaid expenses and other current assets                                  549,318          472,932
             Assets held for sale                                                        51,237               --
                                                                                    ___________      ___________
                  Total current assets                                               10,097,316        2,599,647

             Fixed assets, net                                                        1,009,060        1,258,935
             Intangible assets, net                                                     395,941          430,834
             Excess of purchase price over fair value of assets acquired, net           497,977               --
             Other assets                                                               287,251               --
                                                                                    ___________      ___________
                  Total assets                                                      $12,287,545       $4,289,416
                                                                                    ===========      ===========

         Liabilities and Shareholders' Equity
             Accounts payable                                                          $952,741       $1,920,104
             Accrued wages and other compensation                                       124,154          234,688
             Accrued expenses                                                           983,560          383,452
             Loans payable                                                              464,949          480,219
                                                                                    ___________      ___________
                  Total current liabilities                                           2,525,404        3,018,463

             Advances against future sales                                            1,577,141               --
             Other liabilities                                                          403,917           91,318
                                                                                    ___________      ___________
                  Total liabilities                                                   4,506,462        3,109,781
                                                                                    ___________      ___________

             Shareholders' equity
               Preferred stock, 1,250,000 shares authorized, none issued                     --               --
               Common stock, $.03 par value; 50,000,000 and 20,000,000
                  shares authorized, 29,149,035 and 14,631,726 shares issued,
                  29,130,679 and 14,613,370 shares outstanding, respectively            874,471          438,952
               Paid in capital in excess of par                                      60,278,671       46,669,890
               Accumulated deficit                                                  (53,371,508)     (45,928,656)
                                                                                    ___________      ___________
                                                                                      7,781,634        1,180,186

               Less: Common stock in treasury, at par                                      (551)            (551)
                                                                                    ___________      ___________
                  Total shareholders' equity                                          7,781,083        1,179,635
                                                                                    ___________      ___________

             Commitments and contingencies                                                   --               --

                  Total liabilities and shareholders' equity                        $12,287,545       $4,289,416
                                                                                    ===========      ===========

         The accompanying notes are an integral part of these consolidated financial statements.

         Pharmos Corporation
         (Unaudited)

         Consolidated Statements of Operations
         ____________________________________________________________________________________

                                                            Three Months Ended September 30,
                                                                 1995             1994
         Revenues
              License fees, royalties                              $16,855               --
                                                               ___________      ___________

                                                                    16,855               --
                                                               ___________      ___________

         Expenses
              Research and development, net                        899,471        1,542,996
              Patents                                               49,418          257,981
              General and administrative                           265,805          938,104
              Depreciation and amortization                        928,571          109,328
                                                               ___________      ___________

                                                                 2,143,265        2,848,409
                                                               ___________      ___________

         Loss from operations                                   (2,126,410)      (2,848,409)

         Interest income                                            56,317            5,498
         Interest expense                                          (50,638)         (17,292)
         Other expense                                               2,514               --
                                                               ___________      ___________

         Net loss                                              ($2,118,217)     ($2,860,203)
                                                               ===========      ===========

         Loss per share                                             ($0.09)          ($0.29)
                                                               ===========      ===========

         Weighted average shares outstanding                    23,591,795        9,807,099
                                                               ===========      ===========

         The accompanying notes are an integral part of these consolidated financial statement

         Pharmos Corporation
         (Unaudited)

         Consolidated Statements of Operations
         _________________________________________________________________________________

                                                          Nine Months Ended September 30,
                                                               1995             1994
         Revenues
              Sales of fine chemicals, net                                         $7,841
              License fees, royalties                           $141,997               --
                                                             ___________      ___________

                                                                 141,997            7,841
                                                             ___________      ___________

         Expenses
              Research and development, net                    4,045,717        5,485,108
              Patents                                            420,118          533,439
              General and administrative                       1,721,239        2,511,763
              Depreciation and amortization                    1,380,034          323,951
                                                             ___________      ___________

                                                               7,567,108        8,854,261
                                                             ___________      ___________

         Loss from operations                                 (7,425,111)      (8,846,420)

         Interest income                                         115,933           95,958
         Interest expense                                       (133,674)         (39,287)
         Other income (expense)                                        0              150
                                                             ___________      ___________

         Net loss                                            ($7,442,852)     ($8,789,599)
                                                             ===========      ===========

         Loss per share                                           ($0.38)          ($0.91)
                                                             ===========      ===========

         Weighted average shares outstanding                  19,462,141        9,606,367
                                                             ===========      ===========

         The accompanying notes are an integral part of these consolidated financial stateme

     Pharmos Corporation
     (Unaudited)
     Consolidated Statements of Cash Flows
     ______________________________________________________________________________________________
                                                                   Nine Months Ended September 30,
                                                                          1995          1994
     Cash flows from operating activities
       Net loss                                                       ($7,442,852)   ($8,789,599)
                                                                     ____________    ___________
       Adjustments to reconcile net loss to net
         cash flows used in operating activities
            Depreciation and amortization                               1,380,034        323,453
            Warrant grant to Consultant                                    48,333
       Changes in operating assets and liabilities, net of effects of Oculon acquisition
            Accounts receivable, net                                      155,111        207,251
            Prepaid expenses and other current assets                      52,167         70,557
            Other assets                                                  (66,460)            --
            Accounts payable                                             (968,051)       180,582
            Accrued expenses, wages and other compensation                134,181        379,639
            Advances against future sales                               1,577,141             --
            Other liabilities                                                            (77,030)
                                                                     ____________    ___________

            Total adjustments                                           2,312,456      1,084,452
                                                                     ____________    ___________

       Net cash flows used in operating activities                     (5,130,396)    (7,705,147)
                                                                     ____________    ___________

     Cash flows from investing activities
          Disposal (purchases) of fixed assets, net                       (36,573)      (126,066)
                                                                     ____________    ___________

       Net cash flows (used in) investing activities                      (36,573)      (126,066)
                                                                     ____________    ___________

     Cash flows from financing activities
          Proceeds from acquisition of Oculon Corporation, net          3,305,543             --
          Proceeds from issuance of convertible debentures              1,270,000             --
          Proceeds from issuance of common stock, net                   8,100,000      1,500,100
          Proceeds from exercise of warrants                               39,000        148,175
          Increase (decrease) in loans payable                           (106,588)       541,715
                                                                     ____________    ___________

       Net cash flows provided by financing activities                 12,607,955      2,189,990
                                                                     ____________    ___________

     Net increase (decrease) in cash and cash equivalents               7,440,986     (5,641,223)

     Cash and cash equivalents at beginning of period                   1,864,065      7,455,931
                                                                     ____________    ___________

     Cash and cash equivalents at end of period                        $9,305,051     $1,814,708
                                                                     ============    ===========

     The accompanying notes are an integral part of these consolidated financial statements.

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________


          1.The Company

            Pharmos Corporation (the "Company") (formerly Pharmatec, Inc.) is a pharmaceutical company incorporated under the laws of the State of Nevada. The Company is headquartered in Alachua, Florida and operates research, development and pilot manufacturing facilities in Alachua, Florida and Rehovot, Israel.

            The Company is engaged in the development of novel pharmaceutical products based on innovative drug delivery technologies to treat disorders of the eye and central nervous system. The Company uses a variety of patented and proprietary technologies to improve the efficacy and/or safety of drugs. The Company s compounds are in various stages of development, from preclinical to advanced clinical trials. In March 1995, the Company completed the submission of its first New Drug Application ( NDA ) to the U.S. Food & Drug Administration
            ( FDA ). In connection with its development efforts, the Company has also undertaken research and development contracts in the past and has sold fine chemicals to the pharmaceutical research community.


          2.Operations

            Management believes that existing cash and cash equivalents of $9,305,051 as of September 30, 1995, combined with the investment income those funds will generate, and the expected cash to be received from grants and definitive marketing agreements, should be sufficient to support operations through March 1997. The Company will seek additional funding through collaborative arrangements or through future public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________


            On February 7, 1995, the Company sold $1,270,000 principal amount convertible debentures in a private placement transaction. During the quarters ended June 30, and September 30, 1995 all of the convertible debentures were exchanged for 2,442,308 shares of the Company's common stock. The Company's registration of the shares with the Securities and Exchange Commission ( S.E.C. ) was declared effective May 18, 1995.

            In March 1995, the Company completed the submission of the New Drug Application (NDA) for Lotemax , its novel site-specific ocular anti-inflammatory agent. The Company has requested from the U.S. Food and Drug Administration approval of labeling to treat inflammatory and allergic conditions affecting the
            anterior segment of the eye.   The Company is currently working
            on a combination product of Lotemax with an antibiotic and on other products of the Lotemax line extension.

            In April 1995, the Company completed the acquisition of Oculon Corporation, a privately held ophthalmic drug development company with anti-cataract technologies and approximately $4.3 million in net cash and cash equivalents. The Company issued 6,000,000 shares of its common stock to the holders of Oculon's Series III Senior Preferred Stock. The shares of all other holders of Oculon capital stock were canceled. In addition, the Company issued ten year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $2.75 per share to certain holders of Oculon stock options. The registration of the 6,000,000 shares with the S.E.C. was declared effective on July 7, 1995.

            In June 1995, the Company announced the successful completion of a Phase I clinical trial on Dexanabinol (HU-211).
            Dexanabinol is under development for the treatment of stroke, head injury and cardiac arrest patients.

            On June 30, 1995, the Company signed a definitive marketing agreement (the "Marketing Agreement") with Bausch and Lomb Pharmaceuticals, Inc. (Bausch & Lomb) to market Lotemax and Lotemax extension products, currently under development, in the United States. Under this agreement, Bausch & Lomb will purchase the active drug substance from the Company and provide the Company with $4 million in cash advances through March 1996. An additional $2 million is to be advanced subject to development milestone achievements related to the Lotemax line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of the Phase III clinical trial costs. The

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________


            Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement. (See
            Note 10).

            On September 14, 1995, the Company completed a private offering of 6,000,000 units at an offering price of $1.50 per unit.
            Each unit consisted of one share of the Company s common stock and one warrant to purchase 0.075 of one share of common stock. Net proceeds to the Company were approximately $8,100,000. The warrants are exercisable at a price of $1.80 per share, commencing one year after the closing of the offering, through the fifth anniversary. In addition, the Company issued warrants to purchase an aggregate of 450,000 shares of the Company s common stock to the two finders who assisted in the transaction.

            The Company has agreed to file, within 60 days of the closing, a registration statement on Form S-3 covering the resale of the shares of common stock included in the units and the shares of common stock issuable upon exercise of the warrants.


          3. Significant Accounting Policies

            Basis of Presentation
            _____________________

            The unaudited interim financial statements of the Company for the nine month period ended September 30, 1995 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods, together with the appropriate entries to record the purchase of Oculon using the purchase method of accounting (see Note 8). The results of operations for the nine and three month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior period amounts in order to conform to classifications used in the current period.

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________


            Basis of consolidation
            ______________________

            The accompanying financial statements include all wholly owned subsidiaries. Inter-company transactions are eliminated in consolidation.


            Cash and cash equivalents
            _________________________

            The Company invests its excess cash in U.S. Treasury securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturity that maintain safety and liquidity. These investments have original maturities of seven months or less and are classified as cash equivalents.


            Revenue recognition
            ___________________

            Revenue for contracted research and development services is recognized as performed. Revenue from these contracts is recognized as costs are incurred (as defined in the contract), generally direct labor and supplies plus agreed overhead rates. Any advance payments on contracts are deferred until the related services are performed. License fees and royalties are recognized when earned in accordance with the underlying agreements. Sales revenue is recognized upon shipment of goods.

            Prepaid expenses and other current assets
            _________________________________________

            Prepaid expenses and other current assets at September 30, 1995 includes cash deposits of $300,000 which are being used as security for both short term loans and a letter of guarantee related to the lease of the research facilities in Israel.

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________


            Fixed assets
            ____________

            Fixed assets are recorded at cost. Maintenance and repairs are expensed as incurred. Property, furniture and equipment are depreciated on a straight-line basis over their estimated useful lives which range from three to fourteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated lives of the related assets.


            Intangible assets
            _________________

            Intangible assets represent the Company's rights to develop and commercialize certain products derived from certain licensed technologies. The assets are being amortized over eighteen months to fifteen years. As of September 30, 1995 and December 31,1994, accumulated amortization was $643,839 and $608,946, respectively.


            Research and development costs
            ______________________________

            All research and development costs are expensed as incurred. The Company has accounted for reimbursements of research and development expenses received with respect to the royalty participation agreements described in Note 5 as a reduction of research and development expense in accordance with the terms of Statement of Financial Accounting Standards No. 68, "Research and Development Agreements."


            Income taxes
            ____________

            Effective January 1, 1993, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred income taxes under the liability method. The implementation of SFAS 109 did not have a significant impact on the Company's financial position or results of operations and, accordingly, there was no effect on the recorded amounts of assets and liabilities as of January 1, 1993.

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________


            Postemployment benefits
            _______________________

            Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The implementation of SFAS 112 did not have a significant impact on the Company's financial position or results of operations.


            Foreign exchange
            ________________

            The Company's foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in the determination of current period income and loss.


            Treasury stock
            ______________

            Shares of common stock held in treasury are accounted for at par value with any difference between cost and par included in paid-in capital in excess of par value.


            Loss per share
            ______________

            Loss per share is calculated based on the weighted average number of common shares outstanding during the period. Options and warrants outstanding are excluded from the calculations because their impact would be antidilutive.


         4. Government Grants for Research and Development

            The Company has entered into agreements with U.S. federal agencies and the State of Israel which provide for grants for research and development relating to certain projects. Amounts received under these agreements have been reflected as a reduction of research and development expense and amounted to $24,177 during the nine months ended September 30, 1995 and $900,298 during 1994.

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________


            The grant agreements generally provide for reimbursement of a percentage of allowable research and development costs, to a specified maximum, undertaken in the Company's research facilities. The grants are to be repaid on the basis of royalties from the sale of products developed as a result of the research activities carried out with the grant funds. Agreements with certain agencies of the State of Israel place certain legal restrictions on the transfer of technology and manufacture of resulting products outside Israel.


          5. Licensing Arrangements

            The Company is both a licensor and licensee of certain research technologies.

            As a licensor, the Company has entered into various agreements under which the rights to certain of its technologies are licensed to others. The Company is to be compensated by receipt of its share of defined future product sales or royalties paid by the licensee. These agreements have provided for funding of research, either in whole or in part by the licensee.

            As a licensee, the Company has various license agreements with certain U.S. federal agencies and the State of Israel, certain universities, and a former director who had been a vice president of the Company, wherein the Company has acquired exclusive or coexclusive rights to develop and commercialize certain research technologies. The agreements generally require the Company to pay royalties on sale of products developed from the licensed technologies and fees on revenues from sublicenses, where applicable. The royalty rates defined in the licenses are customary and usual in the pharmaceutical industry. The royalties will be payable for periods up to fifteen years from the date of certain specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date in which U.S. Food and Drug Administration approval has been received for a developed product. No amounts have been recorded as a liability with respect to these contingent royalties as of September 30, 1995 or December 31, 1994 as in the opinion of management none of the specified events have yet occurred. In addition, certain of the license agreements require annual payments for periods extending through 1998. Aggregate minimum annual payments through 1998 range from $26,000 to $229,500.

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________


          6. Loans Payable

            The Company's Israeli subsidiary, Pharmos Limited, obtained short term financing in 1994 in the form of loans and a line of credit facility from one of its banks. As of September 30, 1995, Pharmos Limited had an outstanding loan of $406,250, which is due in November 1995. Interest is payable monthly at an annualized rate of LIBOR plus 1.5%. In addition, Pharmos Limited has a line of credit of $100,000 denominated in New Israeli Shekels. As of September 30, 1995, Pharmos Limited has not drawn against this line of credit. The Company has guaranteed these two obligations of Pharmos Limited.

            The Company has a note payable outstanding of $58,699 relating to the refurbishment of the Florida facility. Interest is payable monthly at an annual rate of 8%. The entire balance of the note payable is recorded as a current liability in the accompanying balance sheet as of September 30, 1995


          7.Convertible Debentures

            On February 7, 1995, the Company sold $1,270,000 principal amount convertible debentures in a private placement transaction to several accredited investors, including a large institutional shareholder and a member of the Company's Board of Directors. The Company's registration of the shares with the S.E.C. was declared effective May 18, 1995.

            During the quarter ended June 30, 1995, $200,000 of convertible debentures were exchanged for 384,616 shares of the Company's common stock. During July 1995, all the remaining debentures were exchanged into 2,057,692 shares of the Company's common stock at the rate of $0.52 per share. Interest at 10% per annum accrued daily from the issuance date and was paid quarterly in arrears commencing May 7, 1995. In connection with this offering, the Company issued 150,000 warrants to purchase the Company's common stock at $0.52 per share. As of September 30, 1995, the holder of such warrant exercised the right to purchase 75,000 shares of the Company s common stock. In accordance with the terms of the warrant the remaining unexercised warrants expire on April 10, 2005.

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________

          8.Acquisition of Oculon Corporation

            On April 11, 1995, the Company acquired Oculon Corporation ("Oculon"). Oculon was a privately-held development stage company undertaking research and development of ophthalmic drugs using anti-cataract technologies. The Company is utilizing the assets of Oculon for its own operations and for its own purpose and is not continuing to operate Oculon as a business.

            Under the terms of a merger agreement (the "Merger Agreement"), the Company issued 6,000,000 shares of its common stock to the holders of Oculon's Series III Senior Preferred Stock. The shares of all other holders of Oculon capital stock were canceled. In addition, the Company issued ten year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $2.75 per share to certain holders of Oculon stock options. The Company's registration of the shares with the S.E.C. became effective on July 7, 1995.

            The purchase price consisted of 6,000,000 shares of the Company's common stock, valued at $4,312,800, 500,000 warrants, as described above, with an estimated value of $250,000, plus acquisition costs of $483,386. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of Oculon as of the date of acquisition have been recorded at their estimated fair market values. The excess of the purchase price over the fair value of the net assets of Oculon of $1,490,431 is being amortized over a 9 month period of expected benefit. During the nine months ended September 30, 1995 the related amortization expense amounted to $992,454.


          9.Income Taxes

            Net operating loss carry forwards for U.S. tax purposes of approximately $46,500,000 as of December 31, 1994 expire from 2000 through 2009. The Company's gross deferred tax assets at December 31, 1994 represent primarily the tax effect of net operating loss carry-forwards and differences in the valuation of depreciation, payables and accruals. As a result of previous business combinations and changes in stock ownership, as well as potential future changes in stock ownership, substantially all of these net operating loss carry forwards will be subject to substantial restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets.

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________


          10. Marketing Agreement with Bausch & Lomb

            On June 30, 1995, the Company signed a definitive marketing agreement with Bausch & Lomb Pharmaceuticals, Inc. to market Lotemax , the Company's lead product, in the United States.
            The Marketing Agreement also includes Lotemax line extension products currently being developed by the Company . Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance from the Company and provide the Company with $4 million in cash advances through March 1996. An additional $2 million is subject to reaching certain development milestones in the Lotemax line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.

            In accordance with the terms of the Marketing Agreement, the Company has received $1,577,141 in advances against future sales to Bausch & Lomb of the active drug substance (needed to manufacture the drug). Bausch & Lomb will be entitled to credits against such future purchases of the drug substance based on the advances and future advances until the advances have been recouped.


          11. Legal Proceedings and Disputes

            The Company currently is involved in separate disputes with two of its licensors regarding the applicability of the Company's license to a new technology being developed by the licensor and the priority of a licensed patent. While the Company believes that its position is correct in both of these disputes and that it will prevail, an adverse determination or resolution of both or either of them could have a material adverse effect on the Company and its operations.

            In March 1995, the Company was named as an additional co-defendant in an amended complaint filed in a pending purported class action suit against David Blech, D. Blech & Co. and a number of other defendants, including eleven publicly traded biotechnology companies. The complaint seeks damages for alleged unlawful manipulation of the stock market prices of the named biotechnology companies. The Company believes that the claims against it have no factual or legal basis and are without merit and has filed a motion to dismiss the claims asserted against it.

          Pharmos  Corporation
          (Unaudited)

          Notes to September 30, 1995 Consolidated Financial Statements
          __________________________________________________________________


            On October 27, 1995, the Company commenced an action Dr. Nicholas Bodor, a former director of the Company, seeking to enjoin Dr. Bodor from taking any steps to terminate or interfere with the Company s rights under its license agreement with Dr. Bodor relating to its ophthalmic anti-inflammatory drug, Loteprednol Etabonate ( Lotemax ). Dr. Bodor claims that the advances against future revenues of Lotemax , recently received by the Company under its Marketing Agreement with Bausch & Lomb Pharmaceuticals, Inc., are an up-front licensing fee of which Dr. Bodor is entitled to receive a portion and that the failure to pay would constitute grounds for his terminating the license agreement. Dr. Bodor also claims that the Marketing Agreement is actually a sublicense entitling Dr. Bodor to additional royalties under his license agreement. In such event Dr. Bodor would be entitled to receive a portion of the Company s advances from Bausch & Lomb as well as a higher royalty percentage from the Company on future sales of Lotemax .

            Dr. Bodor has commenced a separate action seeking judicial clarification of these issues. The Company strongly disagrees with Dr. Bodor's characterization of the Marketing Agreement with Bausch & Lomb and believes his interpretation is incorrect and has no merit. To prevent Dr. Bodor from wrongfully terminating the license agreement, the Company commenced this action to protect its rights under both the license agreement and the Marketing Agreement.

          Management's Discussion and Analysis of Financial Condition and Results of Operations
          ___________________________________________________________

          Pharmos Corporation is a bio-pharmaceutical company in the business of developing novel drug delivery technologies targeted to the eye and brain. No products have yet been commercialized, but occasional revenues have been derived from product sales and royalties. The Company is dependent upon external financings, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since inception and has incurred cumulative losses of $53,371,508 through September 30, 1995. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, merger and acquisition costs, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional operating losses over the next several years as the Company's research and development and clinical trials programs continue. The Company's ability to achieve profitability is dependent on its ability to develop and obtain regulatory approvals for its products, to enter into agreements for product development and commercialization with strategic corporate partners, and to develop the capacity to manufacture and sell its products.


          Results of Operations

          Three Month and Nine Month Periods Ended September 30, 1995
          and 1994
          ___________________________________________________________

          In 1995 the Company entered into sub-licensing agreements which have provided license fees revenues of $70,142 for the quarter ended September 30, and $125,142 for the six month period ended September 30, 1995. Revenues of $7,841 for the nine month period ended September 30, 1994 resulted from fine chemical sales. During 1994 the Company phased out the selling of speciality chemicals and no such revenues have been recognized in 1995.

          Total operating expenses for the quarter decreased by $705,144 (25%) to $2,143,265. This decrease resulted from decreases in net research & development expenses, patent expenses and general and administrative expenses amounting to $1,524,387 (56%) and an increase in depreciation and amortization expenses of $819,243. For the comparable nine month periods ended September 30, 1995 and 1994, total operating expenses decreased by $1,287,153 (15%) from $8,854,261 in 1994 to

          $7,567,108 in 1995. Decreases in net research & development expenses, patent expenses and general and administrative expenses amounting to $2,343,236 (27%) were partially offset by an increase of $1,056,083 in depreciation and amortization expense.

          The decrease in operating expenses in both the three and nine month periods ending September 30, 1995 compared to 1994 generally resulted from a strategy of downsizing and focusing on bringing leading products to commercialization. The increase in depreciation and amortization expense relates to amortization of the excess of purchase price over fair value of assets acquired resulting from the acquisition of Oculon Corporation in April 1995.

          Net research & development expenses decreased by $643,525 (42%) between the three month periods ended September 30, 1995 and 1994 and $1,439,391 (26%) between the nine month periods. These decreases are primarily attributable to a reduced levels of clinical trials related to the Company s lead compound Lotemax , reduced staffing levels and decreases in licencing fees resulting from the Company returning certain licensing rights which would not be utilized as a result of the strategy outlined above.

          Patent expenses for the quarter and nine month periods of 1995 decreased by $208,563 (81%) and $113,321 (21%) respectively compared to the 1994 periods. Such decreases resulted primarily from the Company returning certain patents which were not being utilized to the University of Florida.

          General and administrative expenses decreased by $672,299 (72%) for the quarter ending September 30, 1995 compared to 1994, primarily as a result of decreases in staffing, as well as reductions in legal and professional fees. For the nine month period general and administrative expenses decreased by $790,524 (31%). For the nine month period reductions in staffing levels and other expenses implemented in late 1994 and in the first and second quarters of 1995 and which became apparent in the third quarter of 1995 were offset by costs incurred in association with the downsizing activities as well as increased professional fees related to the financing activities of the Company.

          Interest income increased by $50,819 in the third quarter and $19,975 for the nine month period, due primarily to higher levels of investible funds related to cash received as a result of the Oculon acquisition. Interest expense increased by $33,346 in the third quarter and $94,387 for the nine month period. These increases are primarily due to interest on the convertible debentures issued in February 1995 and as a result of borrowings on the loan and a line of credit obtained by the Company's Israeli subsidiary, Pharmos Limited. The debentures were converted into common stock in the late second quarter and early third quarter of 1995, and some of proceeds from the private placement may be used to reduce borrowings on the loan and a line of credit.

          The net loss for the third quarter ended September 30, 1995 of $2,118,217 reflected a decrease of $741,986 (26%), from the net loss for the third quarter of 1994. The net losses for the nine month periods ended September 30 decreased by $1,346,747 (15%), from a loss of $8,789,599 in 1994 to a loss of $7,442,852 in 1995.

          Liquidity and Capital Resources
          _______________________________

          The Company has not been profitable since its inception and has financed its operations with public and private offerings of securities; a marketing agreement with Bauch & Lomb, research contracts, license fees, royalties and sales and interest income.

          During September 1995 the Company completed a private offering of 6,000,000 units at $1.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.075 of one share of common stock. The net proceeds to the Company were approximately $8,100,000 and will be used to fund ongoing research and development and general operating expenses of the Company. Additionally, some of the proceeds may be used to repay short term borrowings.

          The Company had cash and cash equivalents of $9,305,051 and an additional deposit of $300,000 which is a security for both short term loans and a letter of guarantee related to the lease of the research facilities in Israel. The Company s working capital was $7,571,912 as of September 30, 1995. Management believes that existing cash and cash equivalents combined with the investment income those funds will generate and the expected cash to be received from grants and definitive marketing agreements, should be sufficient to support operations through March 1997. The Company will seek additional funding through collaborative arrangements or through future public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

          On June 30, 1995, the Company signed a definitive marketing agreement with Bausch & Lomb Pharmaceuticals, Inc. to market Lotemax , the Company's lead product, in the United States. The Marketing Agreement also includes Lotemax line extension products currently being developed by the Company . Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance from the Company and provide the Company with $4 million in cash advances through March 1996. An additional $2 million is subject to reaching certain development milestones in the Lotemax line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of their Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.

          As of September 30, 1995 the Company has received $1,577,141 in cash advances under the terms of this agreement. In accordance with the terms of the Marketing Agreement Bausch & Lomb will recoup such advances by receiving credits from the Company against future purchases of the active drug substance until the advances have been recouped.

                                       PART II

                                  OTHER INFORMATION
                                  _________________

          Item 1    Legal Proceedings

                    The Company recently commenced an action against Dr. Nicholas Bodor, a former director of the Company, seeking to enjoin Dr. Bodor from taking any steps to terminate or interfere with the Company's rights under its License Agreement with Dr.
          Bodor relating to LotemaxTM. Dr. Bodor claims that the advances against future revenues of LotemaxTM recently received by the Company under its Marketing Agreement with Bausch & Lomb Pharmaceuticals, Inc. are an up front licensing fee of which Dr. Bodor is entitled to receive a portion and that the failure to pay would constitute grounds for his terminating the License Agreement. Dr. Bodor also claims that the Marketing Agreement is actually a sublicense entitling Dr. Bodor to additional royalties under his License Agreement and in response has commenced a separate action seeking judicial clarification of these issues. The Company strongly disagrees with Dr. Bodor's characterization of the Bausch & Lomb Marketing Agreement and believes his interpretation is incorrect and has no merit. To prevent Dr. Bodor from wrongfully terminating the License Agreement, the Company commenced the action to protect its rights under both the License Agreement and the Marketing Agreement.

          Item 2    Changes in Securities                             NONE

          Item 3    Defaults upon Senior Securities                   NONE

          Item 4    Submission of Matters to Vote of Security Holders NONE

          Item 5    Other Information                                 NONE

          Item 6    Exhibits and Reports on Form 8-K

               Reports on Form 8-K
               ___________________

               (a) The Company's Current Report on Form 8-K, dated October 27, 1995, filed pursuant to Section 13 of the Exchange Act.

               (b) The Company's Current Report on Form 8-K, dated September 14, 1995, as amended, filed pursuant to Section 13 of the Exchange Act.

               (c) The Company's Current Report on Form 8-K, dated July 5, 1995, as amended, filed pursuant to Section 13 of the Exchange Act.

               Exhibits  NONE
               ________

                                    SIGNATURE PAGE
                                    ______________


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PHARMOS CORPORATION

          Date:   November 13, 1995               /s/ S. Colin Neill
                 ______________________           _____________________
                                                  S. Colin Neill,
                                                  Acting Chief Financial
                                                  Officer