Form 10-Q/A
period 1996-03-15
PHARMOS CORP
filed 1996-03-15
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q\A

                          AMENDMENT NO. 1 TO FORM 10-Q


                               Pharmos Corporation
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

          The undersigned registrant hereby amends and restates its entire Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 1995, as set forth in the pages attached hereto.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     March 15, 1996                     PHARMOS CORPORATION
                                             -----------------------
                                                  Registrant



                                             By:/s/ S. Colin Neill
                                                ---------------------
                                                    S. Colin Neill,
                                                    Acting Chief Financial
                                                    Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


   For The Quarter Ended September 30, 1995    Commission File Number 0-11550
                         ------------------                           -------


                               Pharmos Corporation
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                       36-3207413
          ---------------                              -----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization                       Identification Number)


                   2 Innovation Drive, Alachua, Florida 32615
             -------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (904) 462-1210
                  ---------------------------------------------
               (Registrant's telephone number including area code)

              101 East 52nd Street, 36th Floor, New York, NY 10022
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                          -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X             No
                        -----              -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

As of March 15, 1996, the issuer had outstanding 29,130,679 shares of its $0.03 par value Common Stock.

PHARMOS CORPORATION
(UNAUDITED)

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                  September 30,      December 31,
                                                                      1995               1994
Assets
   Cash and cash equivalents                                         $9,305,051        $1,864,065
   Accounts receivable, net                                             191,710           262,650
   Prepaid expenses and other current assets                            549,318           472,932
   Assets held for sale                                                  51,237                --
                                                                  -------------      ------------
        Total current assets                                         10,097,316         2,599,647

   Fixed assets, net                                                  1,009,060         1,258,935
   Intangible assets, net                                               395,941           430,834
   Other assets                                                         287,251                --
                                                                  -------------      ------------

        Total assets                                                $11,789,568        $4,289,416
                                                                  -------------      ------------
                                                                  -------------      ------------

Liabilities and Shareholders' Equity
   Accounts payable                                                    $952,741        $1,920,104
   Accrued wages and other compensation                                 124,154           234,688
   Accrued expenses                                                     983,560           383,452
   Loans payable                                                        464,949           480,219
                                                                  -------------      ------------
        Total current liabilities                                     2,525,404         3,018,463
                                                                  -------------      ------------

   Advances against future sales                                      1,577,141                --
   Other liabilities                                                    403,917            91,318
                                                                  -------------      ------------
        Total liabilities                                             4,506,462         3,109,781
                                                                  -------------      ------------

   Shareholders' equity
     Preferred stock, 1,250,000 shares authorized, none issued               --                --
     Common stock, $.03 par value; 50,000,000 and 20,000,000
        shares authorized, 29,149,035 and 14,631,726 shares
        issued, 29,130,679 and 14,613,370 shares outstanding,
        respectively                                                    874,471           438,952
     Paid in capital in excess of par                                58,788,240        46,669,890
     Accumulated deficit                                            (52,379,054)      (45,928,656)
                                                                  -------------      ------------
                                                                      7,283,657         1,180,186
                                                                  -------------      ------------
     Less: Common stock in treasury, at par                                (551)             (551)
        Total shareholders' equity                                    7,283,106         1,179,635

   Commitments and contingencies                                             --                --

        Total liabilities and shareholders' equity                  $11,789,568        $4,289,416
                                                                  -------------      ------------
                                                                  -------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
(UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                         Three Months Ended      September 30,
                                                1995                 1994
Revenues
   License fees, royalties                         $16,855                 --
                                             -------------       ------------

                                                    16,855                 --
                                             -------------       ------------

Expenses
   Research and development, net                 1,143,249          1,542,996
   Patents                                          64,422            257,981
   General and administrative                      430,671            938,104
   Depreciation and amortization                   189,818            109,328
                                             -------------       ------------

                                                 1,828,160          2,848,409

Loss from operations                            (1,811,305)        (2,848,409)

Interest income                                     79,708              5,498
Interest expense                                   (58,116)           (17,292)
Other expense                                       (2,785)                --
                                             -------------       ------------

Net loss                                       ($1,792,498)       ($2,860,203)
                                             -------------       ------------
                                             -------------       ------------

Loss per share                                      ($0.08)            ($0.29)
                                             -------------       ------------
                                             -------------       ------------


Weighted average shares outstanding             23,591,795          9,807,099
                                             -------------       ------------
                                             -------------       ------------

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
(UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
                                             Nine Months Ended     September 30,
                                                   1995                 1994

Revenues
   Sales of fine chemicals, net                                          $7,841
   License fees, royalties                         $141,997                  --
                                              -------------        ------------

                                                    141,997               7,841
                                              -------------        ------------

Expenses
   Research and development, net                  4,045,717           5,485,108
   Patents                                          420,118             533,439
   General and administrative                     1,721,239           2,511,763
   Depreciation and amortization                    387,580             323,951
                                              -------------        ------------

                                                  6,574,654           8,854,261
                                              -------------        ------------

Loss from operations                             (6,432,657)         (8,846,420)

Interest income                                     115,933              95,958
Interest expense                                   (133,674)            (39,287)
Other income (expense)                                    0                 150
                                              -------------        ------------

Net loss                                        ($6,450,398)        ($8,789,599)
                                              -------------        ------------
                                              -------------        ------------


Loss per share                                       ($0.33)             ($0.91)
                                              -------------        ------------
                                              -------------        ------------


Weighted average shares outstanding              19,462,141           9,606,367
                                              -------------        ------------
                                              -------------        ------------

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                         Nine Months Ended     September 30,
                                                               1995                1994

Cash flows from operating activities
  Net loss                                                  ($6,450,398)        ($8,789,599)
                                                          -------------        ------------
  Adjustments to reconcile net loss to net
    cash flows used in operating activities
       Depreciation and amortization                            387,580             323,453
       Warrant grant to Consultant                               48,333
  Changes in operating assets and liabilities, net of effects of Oculon acquisition
       Accounts receivable, net                                 155,111             207,251
       Prepaid expenses and other current assets                 52,167              70,557
       Other assets                                             (66,460)                 --
       Accounts payable                                        (968,051)            180,582
       Accrued expenses, wages and other compensation           134,181             379,639
       Advances against future sales                          1,577,141                  --
       Other liabilities                                                            (77,030)
       Total adjustments                                      2,312,456           1,084,452
                                                          -------------        ------------
  Net cash flows used in operating activities                (5,130,396)         (7,705,147)
                                                          -------------        ------------
Cash flows from investing activities
     Disposal (purchases) of fixed assets, net                  (36,573)           (126,066)
                                                          -------------        ------------
  Net cash flows (used in) investing activities                 (36,573)           (126,066)
                                                          -------------        ------------

Cash flows from financing activities
     Proceeds from acquisition of Oculon Corporation, net     3,305,543                  --
     Proceeds from issuance of convertible debentures         1,270,000                  --
     Proceeds from issuance of common stock, net              8,100,000           1,500,100
     Proceeds from exercise of warrants                          39,000             148,175
     Increase (decrease) in loans payable                      (106,588)            541,715
                                                          -------------        ------------
  Net cash flows provided by financing activities            12,607,955           2,189,990
                                                          -------------        ------------

Net increase (decrease) in cash and cash equivalents          7,440,986          (5,641,223)

Cash and cash equivalents at beginning of period              1,864,065           7,455,931
                                                          -------------        ------------
Cash and cash equivalents at end of period                   $9,305,051          $1,814,708
                                                          -------------        ------------
                                                          -------------        ------------

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
(UNAUDITED)

NOTES TO SEPTEMBER 30, 1995 CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  THE COMPANY

    Pharmos Corporation (the "Company") (formerly Pharmatec, Inc.) is a pharmaceutical company incorporated under the laws of the State of Nevada. The Company is headquartered in Alachua, Florida and operates research, development and pilot manufacturing facilities in Alachua, Florida and Rehovot, Israel.

    The Company is engaged in the development of novel pharmaceutical products based on innovative drug delivery technologies to treat disorders of the eye and central nervous system. The Company uses a variety of patented and proprietary technologies to improve the efficacy and/or safety of drugs. The Company's compounds are in various stages of development, from preclinical to advanced clinical trials. In March 1995, the Company completed the submission of its first New Drug Application ("NDA") to the U.S. Food & Drug Administration ("FDA"). In connection with its development efforts, the Company has also undertaken research and development contracts in the past and has sold fine chemicals to the pharmaceutical research community.

2.  OPERATIONS

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

    On February 7, 1995, the Company sold $1,270,000 principal amount convertible debentures in a private placement transaction. During the quarters ended June 30, and September 30, 1995 all of the convertible debentures were exchanged for 2,442,308 shares of the Company's common stock. The Company's registration of the shares with the Securities and Exchange Commission ("S.E.C.") was declared effective May 18, 1995.

    In March 1995, the Company completed the submission of the New Drug Application (NDA) for Lotemax(TM), its novel site-specific ocular anti-inflammatory agent. The Company has requested from the U.S. Food and Drug Administration approval of labeling to treat

PHARMOS CORPORATION
(UNAUDITED)

NOTES TO SEPTEMBER 30, 1995 CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    inflammatory and allergic conditions affecting the anterior segment of the eye. The Company is currently working on a combination product of Lotemax(TM) with an antibiotic and on other products of the Lotemax(TM) line extension.

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

    On June 30, 1995, the Company signed a definitive marketing agreement (the "Marketing Agreement") with Bausch and Lomb Pharmaceuticals, Inc. (Bausch &
    Lomb) to market Lotemax(TM) and Lotemax(TM) extension products, currently under development, in the United States. Under this agreement, Bausch & Lomb will purchase the active drug substance from the Company and provide the Company with $4 million in cash advances through March 1996. An additional $2 million is to be advanced subject to development milestone achievements related to the Lotemax(TM) line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement. (See Note 10).


    On September 14, 1995, the Company completed a private offering of 6,000,000 units at an offering price of $1.50 per unit. Each unit consisted of one share of the Company's common stock and one warrant to purchase 0.075 of one share of common stock. Net proceeds to the Company were approximately $8,100,000. The warrants are exercisable at a price of $1.80 per share, commencing one year after the closing of the offering, through the fifth anniversary. In addition, the Company issued warrants to purchase an aggregate of 450,000 shares of the Company's common stock at a price of $1.80 per share, commencing one year after the closing of the offering through the fifth anniversary, to the two finders who assisted in the transaction.


    The Company has agreed to file, within 60 days of the closing, a registration statement on Form S-3 covering the resale of the shares of common stock included in the units and the shares of common stock issuable upon exercise of the warrants.

PHARMOS CORPORATION
(UNAUDITED)

NOTES TO SEPTEMBER 30, 1995 CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION
    The unaudited interim financial statements of the Company for the nine month period ended September 30, 1995 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods, together with the appropriate entries to record the purchase of Oculon using the purchase method of accounting (see Note 8). The results of operations for the nine and three month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior period amounts in order to conform to classifications used in the current period.

    BASIS OF CONSOLIDATION
    The accompanying financial statements include all wholly owned subsidiaries. Inter-company transactions are eliminated in consolidation.

    CASH AND CASH EQUIVALENTS
    The Company invests its excess cash in U.S. Treasury securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturity that maintain safety and liquidity. These investments have original maturities of seven months or less and are classified as cash equivalents.

    REVENUE RECOGNITION
    Revenue for contracted research and development services is recognized as performed. Revenue from these contracts is recognized as costs are incurred (as defined in the contract), generally direct labor and supplies plus agreed overhead rates. Any advance payments on contracts are deferred until the related services are performed. License fees and royalties are recognized when earned in accordance with the underlying agreements. Sales revenue is recognized upon shipment of goods.

    PREPAID EXPENSES AND OTHER CURRENT ASSETS
    Prepaid expenses and other current assets at September 30, 1995 includes cash deposits of $300,000 which are being used as security for both short term loans and a letter of guarantee related to the lease of the research facilities in Israel.

PHARMOS CORPORATION
(UNAUDITED)

NOTES TO SEPTEMBER 30, 1995 CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    FIXED ASSETS
    Fixed assets are recorded at cost. Maintenance and repairs are expensed as incurred. Property, furniture and equipment are depreciated on a straight-line basis over their estimated useful lives which range from three to fourteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated lives of the related assets.

    INTANGIBLE ASSETS
    Intangible assets represent the Company's rights to develop and commercialize certain products derived from certain licensed technologies. The assets are being amortized over eighteen months to fifteen years. As of September 30, 1995 and December 31,1994, accumulated amortization was $643,839 and $608,946, respectively.

    RESEARCH AND DEVELOPMENT COSTS
    All research and development costs are expensed as incurred. The Company has accounted for reimbursements of research and development expenses received with respect to the royalty participation agreements described in Note 5 as a reduction of research and development expense in accordance with the terms of Statement of Financial Accounting Standards No. 68, "Research and Development Agreements."

    INCOME TAXES
    Effective January 1, 1993, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred income taxes under the liability method. The implementation of SFAS 109 did not have a significant impact on the Company's financial position or results of operations and, accordingly, there was no effect on the recorded amounts of assets and liabilities as of January 1, 1993.

    POSTEMPLOYMENT BENEFITS
    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The implementation of SFAS 112 did not have a significant impact on the Company's financial position or results of operations.

    FOREIGN EXCHANGE
    The Company's foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in the determination of current period income and loss.

PHARMOS CORPORATION
(UNAUDITED)

NOTES TO SEPTEMBER 30, 1995 CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    TREASURY STOCK
    Shares of common stock held in treasury are accounted for at par value with any difference between cost and par included in paid-in capital in excess of par value.

    LOSS PER SHARE
    Loss per share is calculated based on the weighted average number of common shares outstanding during the period. Options and warrants outstanding are excluded from the calculations because their impact would be antidilutive.

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

PHARMOS CORPORATION
(UNAUDITED)

NOTES TO SEPTEMBER 30, 1995 CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

    The Company has a note payable outstanding of $58,699 relating to the refurbishment of the Florida facility. Interest is payable monthly at an annual rate of 8%. The entire balance of the note payable is recorded as a current liability in the accompanying balance sheet as of September 30, 1995

7.  CONVERTIBLE DEBENTURES

    On February 7, 1995, the Company sold $1,270,000 principal amount convertible debentures in a private placement transaction to several accredited investors, including a large institutional shareholder and a member of the Company's Board of Directors. The Company's registration of the shares with the S.E.C. was declared effective May 18, 1995.

    During the quarter ended June 30, 1995, $200,000 of convertible debentures were exchanged for 384,616 shares of the Company's common stock. During July 1995, all the remaining debentures were exchanged into 2,057,692 shares of the Company's common stock at the rate of $0.52 per share. Interest at 10% per annum accrued daily from the issuance date and was paid quarterly in arrears commencing May 7, 1995. In connection with this offering, the Company issued 150,000 warrants to purchase the Company's common stock at $0.52 per share. As of September 30, 1995, the holder of such warrant exercised the right to purchase 75,000 shares of the Company's common stock. In accordance with the terms of the warrant the remaining unexercised warrants expire on April 10, 2005.

PHARMOS CORPORATION
(UNAUDITED)

NOTES TO SEPTEMBER 30, 1995 CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.  ACQUISITION OF OCULON CORPORATION

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


    As of the acquisition date, and as reflected in the Company's filings on Form 10-Q for the quarters ended June 30, 1995 and September 30, 1995, the Company accounted for the transaction as the purchase of a business. As such, the Company recognized as an asset the excess of purchase price over the fair market value of net assets acquired. Such asset was to be amortized over a period of nine months.

    In the accompanying unaudited financial statements the Company has revised its accounting treatment of this transaction to reflect the Oculon acquisition as an acquisition of net assets. Accordingly, the shares of stock and warrants issued have been recorded at the fair value of the adjusted net assets received of $3,555,755, less transaction costs of $483,386 and the originaly recorded asset excess of purchase price over assets acquired and related amortization expense amounting to $992,454 through the period ending September 30, 1995 have been eliminated.

    Subsequent to the acquisition the Company identified additional costs of approximately $722,000 principally related to severance obligations to Oculon's former employees, a provision for losses on Oculon's lease obligations and costs associated with terminating Oculon's technology license agreements, such obligations existed as of the acquisition date and accordingly have been reflected as adjustments to the net assets acquired. The following adjustments to the previously filed reports on Form 10-Q for the quarters ended June 30, 1995 and September 30, 1995 reflect the impact of eliminating amortization related to the intangible asset purchase price in excess net assets acquired and adjusting operating expenses by the amount of additional costs described above which in the accompanying financial statements have been reflected as reductions in net assets acquired.

PHARMOS CORPORATION
(UNAUDITED)

NOTES TO SEPTEMBER 30, 1995 CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                        Three Months Ended          Six Months Ended
                        June 30, 1995               June 30, 1995

                        As Reported   As Adjusted   As Reported    As Adjusted

Net Loss                ($ 2,583,075) ($ 1,916,340) ($ 5,324,635)  ($ 4,657,900)

Net Loss per Share      ($ 0.13)      ($ 0.08)      ($ 0.31)       ($ 0.20)



                        Three Months Ended          Nine Months Ended
                        September 30, 1995          September 30, 1995

                        As Reported   As Adjusted   As reported    As Adjusted

Net Loss                ($ 2,118,217) ($ 1,792,498) ($ 7,442,852)  ($ 6,450,398)

Net Loss per Share      ($ 0.09)      ($ 0.08)      ($ 0.38)       ($ 0.33)



                        June 30, 1995               September 30, 1995

                        As Reported   As Adjusted   As Reported    As Adjusted

Total Assets            $ 5,857,072   $ 5,342,322   $ 12,287,545   $ 11,789,568

Total Equity (deficit)  $ 617,800     ($ 144,694)   $ 7,781,083    $ 7,283,106

PHARMOS CORPORATION
(UNAUDITED)

NOTES TO SEPTEMBER 30, 1995 CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.  INCOME TAXES

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

10. MARKETING AGREEMENT WITH BAUSCH & LOMB

    On June 30, 1995, the Company signed a definitive marketing agreement with Bausch & Lomb Pharmaceuticals, Inc. to market Lotemax(TM), the Company's lead product, in the United States. The Marketing Agreement also includes Lotemax(TM) line extension products currently being developed by the Company. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance from the Company and provide the Company with $4 million in cash advances through March 1996. An additional $2 million is subject to reaching certain development milestones in the Lotemax(TM) line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.


    In accordance with the terms of the Marketing Agreement, the Company has received $1,577,141 in advances against future sales to Bausch & Lomb of the active drug substance (needed to manufacture the drug). Bausch & Lomb will be entitled to credits against such future purchases of the drug substance based on the advances and future advances until the advances have been recouped. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance loteprednol etabonate.


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

PHARMOS CORPORATION
(UNAUDITED)

NOTES TO SEPTEMBER 30, 1995 CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

    On October 27, 1995, the Company commenced an action Dr. Nicholas Bodor, a former director of the Company, seeking to enjoin Dr. Bodor from taking any steps to terminate or interfere with the Company's rights under its license agreement with Dr. Bodor relating to its ophthalmic anti-inflammatory drug, Loteprednol Etabonate ("Lotemax(TM)"). Dr. Bodor claims that the advances against future revenues of Lotemax(TM), recently received by the Company under its Marketing Agreement with Bausch & Lomb Pharmaceuticals, Inc., are an up-front licensing fee of which Dr. Bodor is entitled to receive a portion and that the failure to pay would constitute grounds for his terminating the license agreement. Dr. Bodor also claims that the Marketing Agreement is actually a sublicense entitling Dr. Bodor to additional royalties under his license agreement. In such event Dr. Bodor would be entitled to receive a portion of the Company's advances from Bausch & Lomb as well as a higher royalty percentage from the Company on future sales of Lotemax(TM). Dr. Bodor has commenced a separate action seeking judicial clarification of these issues. The Company strongly disagrees with Dr. Bodor's characterization of the Marketing Agreement with Bausch & Lomb and believes his interpretation is incorrect and has no merit. To prevent Dr. Bodor from wrongfully terminating the license agreement, the Company commenced this action to protect its rights under both the license agreement and the Marketing Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

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

RESULTS OF OPERATIONS

THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
--------------------------------------------------------------------

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

Net research & development expenses decreased by $643,525 (42%) between the three month periods ended September 30, 1995 and 1994 and $1,439,391 (26%) between the nine month periods. These decreases are primarily attributable to a reduced levels of clinical trials related to the Company's lead compound Lotemax(TM), reduced staffing levels and decreases in licencing fees resulting from the Company returning certain licensing rights which would not be utilized as a result of the strategy outlined above.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The Company had cash and cash equivalents of $9,305,051 and an additional deposit of $300,000 which is a security for both short term loans and a letter of guarantee related to the lease of the research facilities in Israel. The Company's working capital was $7,571,912 as of September 30, 1995. Management believes that existing cash and cash equivalents combined with the investment income those funds will generate and the expected cash to be received from grants and definitive marketing agreements, should be sufficient to support operations through March 1997. The Company will seek additional funding through collaborative arrangements or through future public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

On June 30, 1995, the Company signed a definitive marketing agreement with Bausch & Lomb Pharmaceuticals, Inc. to market Lotemax(TM), the Company's lead product, in the United States. The Marketing Agreement also includes Lotemax(TM) line extension products currently being developed by the Company. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance from the Company and provide the Company with $4 million in cash advances through March 1996. An additional $2 million is subject to reaching certain development milestones in the Lotemax(TM) line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of their Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.

As of September 30, 1995 the Company has received $1,577,141 in cash advances under the terms of this agreement. In accordance with the terms of the Marketing Agreement Bausch & Lomb will recoup such advances by receiving credits from the Company against future purchases of the active drug substance until the advances have been recouped.

                                     PART II
                                OTHER INFORMATION
                                -----------------


Item 1         Legal Proceedings
------


     The Company recently received a favorable ruling from the New York Supreme Court granting the Company's motion for a preliminary injunction enjoining Dr. Nicholas Bodor from taking any steps to terminate or interfere with the Company's rights under its License Agreement with Dr. Bodor relating to its ophthalmic anti-inflammatory drug, Loteprednol Etabonate ("LotemaxTM"). In addition, the Court denied Dr. Bodor's motion to dismiss the action for lack of personal jurisdiction. The Court's ruling was in an action commenced by the Company in Supreme court, New York County, on October 27, 1995.

     In its Memorandum Decision, the Court found that "Pharmos has demonstrated a likelihood of success on the merits," and held that Dr. Bodor "has not demonstrated that the License Agreement prohibits the co-marketing of a product that contains a licensed product, as opposed to the marketing of the licensed product itself." The Court also instructed the parties to submit a proposed order implementing the terms of the Court's Memorandum Decision and affidavits regarding an appropriate undertaking (bond) by the Company pending a final determination of the action.

Item 2         Changes in Securities                                  NONE
------

Item 3         Defaults upon Senior Securities                        NONE
------

Item 4         Submission of Matters to Vote of Security Holders      NONE
------

Item 5         Other Information                                      NONE
------

Item 6         Exhibits and Reports on Form 8-K
------

          Reports on Form 8-K
          -------------------

          (a) The Company's Current Report on Form 8-K, dated February 15, 1996, filed pursuant to Section 13 of the Exchange Act.

          (b) The Company's Current Report on Form 8-K, dated October 27, 1995, as amended, filed pursuant to Section 13 of the Exchange Act.

          (c) The Company's Current Report on Form 8-K, dated September 14, 1995, as amended, filed pursuant to Section 13 of the Exchange Act.

          (d) The Company's Current Report on Form 8-K, dated July 5, 1995, as amended, filed pursuant to Section 13 of the Exchange Act.

          Exhibits                                                    NONE
          --------

                                 SIGNATURE PAGE
                                 --------------


          Pursuant to the requirements of the Securities Exchange Act of 1934,

the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PHARMOS CORPORATION



Date:   March 15, 1996                            /s/ S. Colin Neill
        --------------
                                                  ---------------------
                                                        S. Colin Neill
                                                        Acting Chief Financial
                                                        Officer