Form 10-K
period 1995-12-31
PHARMOS CORP
filed 1996-03-29
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                            Commission File No. 0-11550
December 31, 1995
                               PHARMOS CORPORATION
                               -------------------
               (Exact name of registrant as specified in its charter)

            NEVADA                                  36-3207413
            ------                                  ----------
(State or other jurisdiction of                     (IRS Employer Id. No.)
incorporation or organization)

2 INNOVATION DRIVE
ALACHUA, FL                                         32615
-----------------------------------------           ----------
(Address of principal executive offices)            (zip code)

Registrant's telephone number, including area code: (904) 462-1210

Securities registered pursuant to Section 12(b) of the Act:

                                     None
                                   --------
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.03 par value
                         ----------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock at March 21, 1996 held by those persons deemed to be non-affiliates was approximately $56,000,000

     As of March 21, 1996, the Registrant had outstanding 29,205,683 shares of its $.03 par value Common Stock.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Pharmos Corporation (the "Company") is an emerging pharmaceutical company engaged in the discovery, design, development and commercialization of pharmaceuticals to meet significant therapeutic needs in major markets. The Company is developing pharmaceuticals in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents targeted at specific brain receptors for the treatment of central nervous system (CNS) disorders, systemic drugs designed to avoid CNS related side effects, and emulsion-based products for topical and systemic applications. The Company submitted to the U.S. Food and Drug Administration ("FDA") a new drug application ("NDA") for the treatment of ocular inflammation and allergy on March 30, 1995 and signed an agreement with Bausch & Lomb Pharmaceuticals Inc. ("Bausch & Lomb") regarding the marketing of this product in the U.S. on June 30, 1995. In addition, the Company has two other ophthalmic products in Phase II clinical trials, a CNS product aimed at treating stroke, head trauma and cardiac arrest which has been studied in a Phase I clinical trial, and an anti-cancer project in a preclinical stage.

STRATEGY

     The Company's business objective is the design of novel drugs with safety superiority initially targeted to ophthalmic, neurological and other disorders. The Company expects to enter into collaborative relationships with established pharmaceutical companies to bring its products to market.

PRODUCTS AND TECHNOLOGY

     The Company is developing pharmaceuticals which are designed to address unmet needs in the market place and exhibit superior efficacy and safety profiles over competing products. Many current ophthalmic drugs have significant side effects, such as elevation of intraocular pressure ("IOP"), or have inconvenient dosing regimens which can significantly reduce their use. For many neurological indications, there are no effective drug therapies available.

     The Company is applying its experience in drug design and its novel drug delivery technology in developing products directed at several fields including: site specific drugs for ophthalmic indications, neuroprotective compounds targeted at specific CNS receptors associated with neurological indications, and systemic drugs designed to avoid CNS side effects and to have an excellent peripheral safety profile. The Company is also using proprietary lipid-based technologies, primarily submicron emulsions, to achieve better delivery routes.

     SITE SPECIFIC DRUGS FOR OPHTHALMIC INDICATIONS
     ----------------------------------------------

     LOTEMAX AND LINE EXTENSIONS

     LotemaxTM is the trade name of a drug product in a form of eye drop suspension in which the active compound is Loteprednol Etabonate ("LE"). The product is a unique steroid, designed to act in the eye and cure inflammatory and allergic conditions, and then, as predicted, be deactivated to an inactive metabolite once it reaches systemic circulation. This pharmacological profile results in improved safety by preventing the side effects related to exposure to systemic steroids. In the eye, the most unwanted side effect of steroids is the elevation of IOP, which is sight-threatening. While glucocorticoids, for lack of an alternative, are regularly used for severe inflammatory conditions of the eye, milder conditions such as allergies are preferentially treated with less potent non-steroidal agents. LotemaxTM has demonstrated a superior safety profile without compromising efficacy.

     An NDA for LotemaxTM for general ocular inflammatory indications ("class labeling") was submitted to the FDA in March 1995. A low dose LE for specific allergic conditions ("LEA") has completed Phase III clinical studies and a combination of LE with the antibiotic tobramycin ("LET") for the treatment of inflammatory and ineffective indications such as post-cataract surgery is in a preclinical development stage. In December 1995, because of the clinical importance of uveitis, a severe form of eye inflammation, the Company, in conjunction with Bausch & Lomb, opted to accelerate a previously planned uveitis clinical trial to provide the FDA with additional information fully supporting the broad class labeling claims sought in the NDA. The study began in early 1996 and is expected to be completed by mid 1996. Contingent upon receiving approval of the NDA, the Company anticipates a late 1996 product launch.

     On June 30, 1995, the Company entered into an agreement with Bausch & Lomb to market the product in the U.S., to purchase the "drug substance" from the Company, to manufacture the "drug product" and to assist the Company in developing the product and line extensions. In 1995, the Company also signed an agreement with SIPSY Chemical Corporation for exclusive manufacturing of LE for sale to the Company.

     ADAPROLOL MALEATE

     Adaprolol Maleate is a beta blocker for the treatment of glaucoma, designed, like LotemaxTM, as a "soft drug," with a predictable metabolic disposition in the systemic circulation. Systemic side effects of beta blockers include cardiovascular and pulmonary complications due to the presence of beta adrenergic receptors in the heart and lung. These complications limit the use of beta blockers in the elderly, cardiac patients and asthmatics.

     Adaprolol Maleate is in Phase II clinical trials. A completed Phase II study with 60 patients (with a control group treated with Timolol) has shown that Adaprolol Maleate significantly reduces IOP in glaucoma patients by an average 18% with no deleterious effect on mean arterial blood pressure unlike in the Timolol-treated patients. Presently, the Company is attempting to identify a strategic partner to assist in the continued development of Adaprolol Maleate.

     NEUROPROTECTIVE AGENTS: DEXANABINOL AND ANALOGS
     ------------------------------------------------

     DEXANABINOL (HU-211)

     Dexanabinol is a synthetic cannabinoid designed to avoid the psychotropic and sedative spectrum of canabimimetic agents, while retaining their beneficial properties as anti-emetics, analgesics and anti-glaucoma agents.

     It is now well established that the psychotropic effects of cannabinoids are mediated via stereo selective (-) preferring receptors. Dexanabinol is a (+) optical isomer and does not interact with cannabinoid receptors. It does, nevertheless, retain anti-emetic and anti-glaucoma properties. More importantly, it is also a stereo selective, non-competitive antagonist of the glutamate NMDA receptor channel, activation of which is believed to play a key role in secondary neuronal damage due to head trauma, stroke and cardiac arrest. The molecule also has free radical scavenging properties, and anti-inflammatory properties (including inhibition of TNF- production). Both of these latter mechanisms are important for neuroprotection. Therefore, dexanabinol emerges as a unique modality for neuroprotection, combining three relevant mechanisms of action in a single molecule.

     While trauma and stroke are the highest priority indications for dexanabinol, this drug also has potential in chronic neuroprotection associated with other diseases such as glaucoma and Parkinson's and Alzheimer's diseases, as well as various inflammatory conditions. Development of dexanabinol for these indications is being explored at the preclinical level.

     A Phase I study of rising dose tolerance in healthy volunteers (30 subjects) has shown dexanabinol to be safe at doses up to and including the expected therapeutic doses. Specifically, there were no hallucinations, sedation or blood pressure changes of the type reported with other glutamate antagonists. The Company plans on beginning Phase II studies in 1996.

     DRUG DESIGN FOR ELIMINATION OF CNS SIDE EFFECTS
     -----------------------------------------------

     TAMOXIFEN METHIODIDE

     Tamoxifen Methiodide is an analog of Tamoxifen, which is a widely used drug in the treatment of breast cancer. Several diseases not involving brain pathology are currently treated with drugs that produce mild to dose-limiting CNS side effects. For instance, tamoxifen, which is used to treat breast cancer patients and has been suggested for use as a prophylactic agent in healthy women at risk of developing the disease, causes hot flashes and may be associated with cognitive and affective deficits as well. Additionally, corticosteroids, used to treat chronic inflammatory and auto-immune diseases, cause psychotic reactions in some patients and have been shown to cause selective neuronal death in animals. Neuropathic pain could be treated by certain systemic anesthetics, but the resulting CNS side effects make such therapy unsafe. These side effects could be addressed by designing drugs with limited passage to the brain through the blood brain barrier (BBB).

     In the light of this concept, several analogs of tamoxifen and lidocaine with poor CNS uptake have been synthesized and tested in several animal models. Tamoxifen Methiodide, a permanently charged tamoxifen derivative, was tested in animals (nude mice) inoculated with human breast cancer cells. Treatment resulted in rapid arrest of growth followed by tumor regression. Growth arrest was also observed in estrogen-independent tumors. The rate and magnitude of response was higher than that seen with tamoxifen itself. The compound retains the anti-osteoporotic effects of tamoxifen in bone but is considerably less active than tamoxifen as auterotrophic agent, demonstrating an improved therapeutic profile as compared to the parent compound. Permanently charged lidocaine analogs suppress electrophysiological activities typical to neuropathic pain in vivo, similar to that achieved with the parent compound.

     EMULSION-BASED DRUG DELIVERY SYSTEMS
     ------------------------------------

     PILOCARPINE-SME

     Pilocarpine-SME is an eye drop formulation of generic Pilocarpine in a submicron emulsion ("SME") for the treatment of glaucoma. The development of ocular drug delivery systems that extend corneal residence time, reduce irritation and deliver lipophilic drugs to the eye, addresses many of the major problems of topical eye preparations. In general, lipophilic drugs are difficult to deliver systematically. The Company's SME technology, consisting of oily droplets in an aqueous medium, was developed to meet these needs. Further, the Company's second generation EmulsomeTM technology, which combines features of oil-in-water emulsion and liposomal technologies, has demonstrated increased drug loading capacity and drug availability, without the use of synthetic surfactants.

     Ophthalmic drugs, including Pilocarpine, Indomethacin, and Adaprolol Maleate, were successfully formulated using the Company's proprietary SME technology, and have demonstrated advantages over standard formulations in terms of reduced irritation and increased bioavailability in animal models as well as in Phase I and certain Phase II clinical trials. Pilocarpine-SME given twice a day in a Phase II trial for glaucoma was as effective as the four times a day regimen required with generic pilocarpine, with fewer side effects and an improved degree of comfort and safety. Similarly, a Phase II trial of Adaprolol-SME demonstrated safety, efficacy and lower ocular irritation compared to an aqueous formulation. Presently, the Company is attempting to identify a strategic partner to assist in the continued development of Pilocarpine-SME.

COMPETITION

     The pharmaceutical industry is highly competitive, and research relating to drug delivery and formulation technologies is developing rapidly. The Company competes with a number of pharmaceutical companies which have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established positions in the pharmaceutical industry may be better equipped than the Company to develop and market products in the markets the Company is seeking to enter. A significant amount of pharmaceutical research is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel.

     The Company is pursuing areas of product development in which there is a potential for extensive technological innovation. The Company's competitors may succeed in developing products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's potential products becoming obsolete or non-competitive.

COLLABORATIVE RELATIONSHIPS

     The Company's commercial strategy includes the development of products in collaboration with established pharmaceutical companies and institutions. Collaborative partners may provide financial resources, research and manufacturing capabilities and marketing infrastructure to aid in the commercialization of the Company's products in development and potential future products. Depending on the availability of financial, marketing and scientific resources, among other factors, the Company may license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit the Company's flexibility in pursuing alternatives for the commercialization of its products. There can be no assurance that the Company will establish any collaborative arrangements or that, if established, such relationship will be successful.

     Bausch & Lomb.  On June 30, 1995, the Company signed a definitive agreement
     -------------
with Bausch & Lomb to manufacture and market LotemaxTM, the Company's lead product, in the United States. The agreement also covers LotemaxTM line extension products currently being developed by the Company.

     Under the agreement, Bausch & Lomb will purchase the active drug substance from the Company and has provided the Company $4 million in cash advances. An additional $2 million is subject to reaching certain development milestones in the LotemaxTM line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of their Phase III clinical trial costs. The Company will retain certain conditional co-marketing rights to all of the products covered by the marketing agreement.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     PATENTS AND PROPRIETARY RIGHTS
     ------------------------------

     Proprietary protection generally has been important in the pharmaceutical industry, and the commercial success of products incorporating the Company's technologies may depend, in part, upon the ability to obtain strong patent protection.

     Some of the technologies underlying the Company's potential products were invented or are owned by various third parties, including various universities and Dr. Nicholas Bodor. The Company is the licensee of these technologies under patents held by the applicable owner through licenses which generally remain in effect for the life of the applicable patent. The Company generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop its competitive position. The Company's policy is to protect its technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that it considers important to the development of its business. The Company intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products it develops. There can be no assurance that any additional patents will be issued, or if issued, that they will be of commercial benefit to the Company. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford.

     The patent positions of pharmaceutical firms, including the Company, are uncertain and involve complex factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before or after the patent is issued. Consequently, the Company does not know whether any of the pending patent applications underlying the licensed technology will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it or its licensors, as the case may be, were the first creators of inventions covered by pending and issued patents or that it or its licensors, as the case may be, were the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the patents relating to the licensed technology, if issued, will be upheld by a court of competent jurisdiction or that a competitor's product will be found to infringe such patents.

     Other pharmaceutical and drug delivery companies and research and academic institutions may have filed patent applications or received patents in the Company's fields. If patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

     The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

     It is the Company's policy to require its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commitment of employment or consulting or advisory relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and certain consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information. The Company's patents and licenses underlying its potential products described herein are summarized below.

     SITE-SPECIFIC DRUGS.  In the general category of site-specific drugs which
     -------------------
are active mainly in the eye and have limited systemic side effects, the Company has licensed several patents from Dr. Nicholas Bodor. The earliest patents date from 1984 and the most recent from 1993. Some of these patents cover LotemaxTM, the ophthalmic anti-inflammatory product, and Adaprolol Maleate, for treatment of glaucoma.

     NEUROPROTECTIVE AGENTS.  The Company has licensed from the Hebrew
     ----------------------
University, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering novel compounds which have demonstrated certain beneficial neuropharmacological activity while appearing to be devoid of most of the deleterious effects usually associated with this class of compounds. This group of patents has been designed to protect this family of compounds and their uses devised by the Company and the inventors. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 1994. These patents cover Dexanabinol, which is under development for the treatment of glaucoma, head trauma, cardiac arrest, and stroke. The Company has received notice of allowance for another of its U.S. patent applications relating to certain uses of analogs of this compound. Three additional U.S. patent applications are pending.

     TAMOXIFEN METHIODIDE.  The Company has filed patent applications in the
     --------------------
U.S. and Israel, and has an international application, to protect pharmaceutical compositions of Tamoxifen Methiodide and other charged derivatives of anti-estrogens. These charged derivatives are superior to the parent compounds in that they are devoid of CNS side effects and show an overall improved pharmacological profile.

     EMULSION-BASED DRUG DELIVERY SYSTEMS.  In the general category of SubMicron
     ------------------------------------
Emulsion (SME) technology, the Company licensed two patent applications from the Hebrew University of Jerusalem ("Hebrew University") and has separately filed six patent applications which are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by the Company and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SME technology date from 1986 and the most recent, from 1994. These patents cover Pilocarpine-SME, which is being developed to treat glaucoma.

     LICENSES
     --------

     The Company's license agreements generally require the Company, as licensee, to pay royalties on sale of products developed from the licensed technologies, and fees on revenues the Company receives for sublicenses, where applicable. The royalty rates defined in the licenses are customary and usual in the pharmaceuticals industry. The royalties will be payable for periods up to fifteen years from the date of certain specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date in which FDA approval has been received for a developed product. Certain of the license agreements also require annual payments through 2012.

GOVERNMENT REGULATION

     The Company's activities and products are significantly regulated by a number of governmental entities, especially the FDA, in the U.S. and by comparable authorities in other countries. These entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, promotion, distribution and sale of the Company's potential products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that appear promising initially ultimately do not reach the market because they are found to be unsafe (perhaps too toxic) or to lack effectiveness, as demonstrated by testing required by government regulation during the development process. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development that may preclude or otherwise adversely affect approval, delay an application or require additional expenditures by the Company. Moreover, even if approval is obtained, failure to comply with present or future regulatory requirements, or new information adversely reflecting on the safety or effectiveness of the approved drug, can lead to FDA withdrawal of approval to market the product.

     The regulatory process required to be completed by the FDA before a new drug delivery system may be marketed in the U.S. depends significantly on whether the drug (which will be delivered by the drug delivery system in question) has existing approval for use and in what dosage form. If the drug is a new chemical entity that has not been approved, then the process includes (I) preclinical laboratory and animal tests, (ii) an IND application which has become effective, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for its intended indication and (iv) FDA approval of a pertinent NDA. If the drug has been previously approved, then the approval process is similar, except that certain toxicity tests normally required for the IND application may not be necessary. Even with previously approved drugs, additional toxicity testing may be required when the delivery form is substantially changed, or when a company does not have access to the raw data from the prior preclinical studies.

     The activities required before a pharmaceutical product may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and other end points and animal studies to assess the potential safety and efficacy of the product as formulated. The conduct of preclinical studies is regulated by the FDA under a series of regulations called the Good Laboratory Practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the data from these studies, requiring such studies to be replicated.

     The entire body of preclinical development work necessary to administer investigational drugs to volunteers or patients is summarized in an Investigative New Drug ("IND") application to the FDA. FDA regulations provide that human clinical trials may begin thirty days following the submission and receipt of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the IND application; it is generally considered good practice to obtain affirmative FDA response before commencing trials. There is no assurance that the submission of an IND application will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials, or particular types or parts of trials, by placing a "clinical hold" on such trials because of concerns about, for example, safety of the product being tested or the adequacy of the trial design. Such holds can cause substantial delay and in some cases may require abandonment of a product.

     Clinical testing involves the administration of the drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, usually a physician pursuant to an FDA-reviewed protocol. Each clinical study is conducted under the auspices of independent Institutional Review Boards ("IRBs") at the institutions at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Phase I clinical studies are commonly performed in 20 to 40 healthy human subjects or, more rarely, in selected patients with the targeted disease or disorder. Their goal is to establish initial data about tolerance and safety of the drug in humans. Also, the first data regarding the absorption, distribution, metabolism, and excretion of the drug in humans are established.

     In Phase II human clinical studies, preliminary evidence is sought regarding the pharmacological effects of the drug and the desired therapeutic efficacy in limited studies with small numbers of selected patients (50 to 200). Efforts are made to evaluate the effects of various dosages and to establish an optimal dosage level schedule and validate clinical efficacy endpoints to be used in Phase III trials. Additional safety data are also gathered from these studies.

     Phase III clinical studies consist of expanded, large scale studies of patients (200 to several thousand) with the target disease or disorder, to obtain definitive statistical evidence of the effectiveness and safety of the proposed product and dosing regimen. These studies may also include separate investigations of the effects in subpopulations of patients, such as the elderly.

     At the same time that the human clinical program is being performed, additional non-clinical (i.e., animal) studies are also being conducted. Expensive, long duration (12-18 months) toxicity and carcinogenicity studies are done to demonstrate the safety of drug administration for the extended period of time required for effective therapy. Also, a variety of laboratory, animal, and initial human studies may be performed to establish manufacturing methods for the drug, as well as stable, effective dosage forms.

     The results of product development, preclinical studies and clinical studies and other information are submitted to the FDA in an NDA to seek approval for the marketing and interstate commercial shipment of the drug. With the NDA, a company must pay the FDA a user fee in of approximately $200,000. Companies with less than 500 employees and no revenues from products are eligible for an exception. This exception was granted to the Company in connection with the NDA for LotemaxTM and reduces the fee to $100,000, which is payable 12 months after the NDA is filed by the FDA. The FDA may refuse to file or deny an NDA if applicable regulatory requirements, such as compliance with Current Good Clinical Practice ("cGCP") requirements, are not satisfied or may require additional clinical testing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the requirements for approval. If the FDA does ultimately approve the product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer, and almost always seeks to require prior approval of promotional materials. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. After a product is approved for a given indication in an NDA, subsequent new indications or dosages for the same product are reviewed by the FDA via the filing and upon receipt of a Supplemental NDA ("sNDA") submission as well as payment of another user fee. The sNDA is more focused than the NDA and deals primarily with safety and effectiveness data related to the new indication or dosage, and labeling information for the sNDA indication or dosage. Finally, the FDA requires reporting of certain information, e.g., adverse experience reports, that becomes known to a manufacturer of an approved drug.

     Each domestic drug product manufacturing establishment must be registered with, and approved by, the FDA and must pay the FDA a registration fee and annual fee. In addition, each such establishment must inform the FDA of every drug product it has in commercial distribution and keep such list updated. Establishments handling controlled substances must be licensed and are inspected by the U.S. Drug Enforcement Agency ("DEA"). The Company has a current DEA license appropriate for handling the substances it uses in its facilities. Domestic establishments are also subject to inspection by the FDA for compliance with Current Good Manufacturing Practice ("cGMP") regulations after an NDA has been filed and thereafter, at least biennially. The labeling, advertising and promotion of drug products also must be in compliance with pertinent FDA regulatory requirements. Failure to comply with applicable requirements relating to production, distribution or promotion of a drug product can lead to FDA demands that production and shipment cease, and, in some cases, that product be recalled, or to enforcement actions that can include seizures, injunctions and criminal prosecution.

     To develop and market its potential products abroad, the Company is also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing, among other things, the design and conduct of human clinical trials, pricing and marketing. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. At present, foreign marketing authorizations are applied for at a national level, although within the European Union ("EU") certain registration procedures are available to companies wishing to market a product in more than one EU member country. If a regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization is almost always granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by other countries.

     Various aspects of the Company's business and operations are also regulated by a number of other governmental agencies including the DEA, U.S. Department of Agriculture, Environmental Protection Agency and Occupational Safety and Health Administration as well as by other federal, state and local authorities. In addition, any future international sales would be regulated by numerous foreign authorities.

     The Company's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Company or any of its future licensees to maintain price levels sufficient to realize an appropriate return on its investment in product development.

CORPORATE HISTORY

          Pharmos Corporation (the "Company"), a Nevada corporation, formerly known as Pharmatec, Inc., was incorporated under the laws of the State of Nevada on December 20, 1982. On October 29, 1992, the Company completed a merger (the "Merger") with Pharmos Corporation, a privately held New York corporation ("Old Pharmos"), and on October 30, 1992 exercised an option to acquire all of the outstanding shares of Xenon Vision, Inc., a privately held Delaware corporation ("Xenon"). Prior to the Merger, Old Pharmos was a biopharmaceutical company with proprietary drug delivery and formulation technologies, one of which involved an initial application of ophthalmic drugs, and another of which involved research pharmaceuticals with neuroprotective properties being developed for applications such as stroke and head trauma. Prior to the Merger, the Company was a publicly-held company primarily engaged in the development and testing of a chemical delivery system which has been shown in animal studies to permit the passage of drugs across the blood-brain barrier. Prior to its acquisition, Xenon was a research-based pharmaceutical company developing several patented products for the ophthalmic field. In April 1995, the Company acquired Oculon Corporation ("Oculon") a privately-held development stage company with anti-cataract technologies and net assets of approximately $3.5 million, consisting substantially of cash and cash equivalents.

HUMAN RESOURCES

          As of March 1, 1996, the Company had 46 full time employees, 19 in the U.S. and 27 in Israel, of whom approximately 18 hold doctorate or medical degrees.

          The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppages and considers its employee relations to be excellent.

PUBLIC FUNDING AND GRANTS

          The Company's subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") for research and development of SME technology for injection and nutrition as well as for research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes. The Company has received approximately $1,400,000 under such agreements through December 31, 1995. Funding is repayable on the basis of royalties from the sale of products developed as a result of the research activities conducted with such funds. The obligation to pay royalties is limited to the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See "Conditions in Israel."

     In November 1992, the Company was awarded a grant of approximately $750,000 from the Israel-U.S. Binational Industrial Research and Development Foundation to develop LotemaxTM. The agreement terminated in April 1995. The Company has received the entire amount allowed under the grant as of December 31, 1995. Funding is repayable on the basis of royalties from the sale of products developed as a result of the research activities conducted with such funds. The obligation to pay royalties is limited to 150% of the amount of such funding received.

CONDITIONS IN ISRAEL

          The Company conducts significant operations in Israel through its subsidiary, Pharmos Ltd., and therefore is affected by the political, economic and military conditions to which that country is subject.

          Pharmos Ltd. has received certain funding from the Chief Scientist with respect to its SubMicron Emulsion Technology and with respect to its new chemical entity, Dexanabinol. The proclaimed purpose of the legislation under which such funding is provided is to develop local industry, improve the state balance of trade and to create new jobs in Israel. Such funding prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel, without the permission of the Chief Scientist. Although it is the Company's belief that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, there can be no assurance that such consent, if requested, would be granted upon terms satisfactory to the Company or granted at all.


ITEM 2.   PROPERTIES

     The Company is headquartered in Alachua, Florida and leases facilities used in the operation of its research, development, pilot manufacturing and administrative activities in Alachua, Florida and Rehovot, Israel. These facilities have been improved to meet the special requirements necessary for the operation of the Company's research and development activities. In the opinion of the management these facilities are sufficient to meet the current and anticipated future requirements of the Company. In addition management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities.

ITEM 3.   LEGAL PROCEEDINGS

     In September 1994, a class action was commenced in the United States District Court for the Southern District of New York against David Blech ("Blech"), D. Blech & Co. ("Blech & Co."), Bear Stearns & Co., Inc. and certain other Defendants alleging that Defendants conspired to manipulate and inflate the prices of the securities of a number of publicly traded biotechnology companies in which Blech and Blech & Co. allegedly had a controlling interest for an alleged class period from July 1, 1991 through September 21, 1994.

     On March 28, 1995, an Amended Consolidated Class Action Complaint, entitled In re Blech Securities Litigation, 94 Civ. 7696 (RWS) (S.D.N.Y.) ("Amended
            ---------------------
Complaint") was filed, in which action the Company was named as an additional co-Defendant. The Amended Complaint names as Defendants, Blech, Blech & Co., Bear Stearns & Co., Inc. and numerous other Defendants, including eleven publicly traded biotechnology companies, one of which is the Company (the "Defendants"). The Amended Complaint asserts the same basic claims as the original complaint. The Amended Complaint seeks certification as a class action and requests unspecified damages against Defendants in connection with the alleged unlawful manipulation of the stock market prices of twenty-four different biotechnology companies.

     The Company believes that the claims against it have no factual or legal basis, and filed in June 1995 a motion to dismiss the claims asserted against it. In the Company's motion to dismiss, the Company maintained, inter alia,
                                                                 ----- ----
that the Amended Complaint did not contain any specific or legally cognizable allegations of fraudulent conduct on the part of the Company, and that the named Plaintiffs (none of whom are alleged to have purchased or sold common stock of the Company) lacked standing to assert any claims against the Company.

     The Company's motion to dismiss (along with motions to dismiss by numerous other Defendants) was argued and submitted before United States District Court Judge Robert W. Sweet, the Federal Judge assigned the case on November 9, 1995. The Federal Judge took the motions under submission at the conclusion of oral argument on November 9, 1995, and a decision has not yet been rendered by the Court.

     On October 27, 1995, the Company commenced an action in Supreme Court, New York County (the "State Court"), against Dr. Nicholas Bodor, a former director of the Company, seeking to enjoin Dr. Bodor from taking any steps to terminate or interfere with the Company's rights under its License Agreement with Dr. Bodor relating to LotemaxTM. Dr. Bodor claims that the advances against future revenues of LotemaxTM recently received by the Company under its Marketing Agreement with Bausch & Lomb are an up front licensing fee of which Dr. Bodor is entitled to receive a portion and that the failure to pay would constitute grounds for his terminating the License Agreement. Dr. Bodor also claims that the Marketing Agreement is actually a sublicense entitling Dr. Bodor to additional royalties under his License Agreement. In such event, Dr. Bodor would be entitled to receive a portion of the Company's advances from Bausch & Lomb as well as a higher royalty percentage from the Company on future sales of LotemaxTM.

      The Company strongly disagrees with Dr. Bodor's characterization of the Bausch & Lomb Marketing Agreement and believes his interpretation is incorrect and has no merit. To prevent Dr. Bodor from wrongfully terminating the License Agreement, the Company commenced the action to protect its rights under both the License Agreement and the Marketing Agreement.

     In a Memorandum Decision obtained by the Company in February 1996, the Court ruled in favor of the Company on both motions, granting the Company's motion for a preliminary injunction and denying Dr. Bodor's motion to dismiss. The Court instructed the parties to submit a proposed order implementing the terms of the Court's Memorandum Decision and affidavits regarding an appropriate undertaking (bond) by the Company pending a final determination of the action.

     In late November 1995, Dr. Bodor commenced an action against the Company in the state court in Florida seeking a declaratory judgement and money damages.
An amended complaint in the Florida action was recently served on the Company. The Company will vigorously defend the Florida action.

     In March 1996, the Company reached a settlement with Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum'), licensor to the Company's Israel subsidiary, Pharmos Ltd., of the SME technology. Such settlement provides the Company with an exclusive license to utilize new technology developed by Yissum in connection with the Company's SME technologies.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At its Annual Meeting held on October 31, 1995, the stockholders of the Company elected the following persons as directors of the Company to hold office until the next annual meeting of the stockholders and until their successors are duly elected and qualified: Haim Aviv, Stephen C. Knight, David Schlachet, Marvin P. Loeb, E. Andrews Grinstead, III and William C. Hulley. Each of these individuals received 16,523,399 votes for and 84,328 votes withheld.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     From October 20, 1993 until January 26, 1995, the Company's Common Stock was traded on the NASDAQ National Market System under the symbol "PARS", and prior thereto was traded on the Nasdaq SmallCap Market. Prior to the Merger, the Common Stock was quoted under the symbol "PHTC". The Company's Common Stock was moved to the Nasdaq SmallCap Market, effective January 27, 1995, as a result of the Company's non-compliance with certain Nasdaq corporate governance requirements. The following table sets forth the range of high and low bid prices for the Common Stock as reported on the NASDAQ National Market System and the Nasdaq SmallCap Market during the periods indicated.

     Year ended December 31, 1995                  HIGH      LOW
     ----------------------------                 ------    ------

     1st Quarter.................                 $ 1.37    $ .50
     2nd Quarter.................                   2.75      .62
     3rd Quarter.................                   3.19     1.50
     4th Quarter.................                   2.56     1.22

     Year ended December 31, 1994                  HIGH      LOW
     ----------------------------                 ------    ------

     1st Quarter.................                 $7.88     $6.50
     2nd Quarter................                   6.63      4.50
     3rd Quarter.................                  5.00      1.25
     4th Quarter.................                  2.00      1.06


     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On March 22, 1996, there were 533 record holders of the Common Stock of the Company and approximately 4,127 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in "street name".

     The Company has paid no dividends and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6.   SELECTED FINANCIAL DATA


                                                     Year Ended December 31,
                                                     -----------------------
                               1995            1994             1993            1992              1991*
                               ----            ----             ----            ----              ----
Revenues, net               $    75,000       $     7,815       $  81,900       $  395,093       $ 1,007,026

Operating expenses, net      (8,171,085)      (12,963,114)     (9,480,595)      (6,454,670)       (3,317,961)

Acquired research and
development                           -                  -              -       (6,284,136)                -

Merger and related
expenses                              -                  -              -       (1,579,256)                -
                             ----------       ------------     ----------      -----------        ----------

Net loss                    ($8,096,085)     ($12,955,299)    ($9,398,695)    ($13,922,969)      ($2,310,935)
                            ============     =============    ============    =============      ============

Net loss per share               ($0.37)           ($1.19)         ($1.24)          ($2.26)           ($1.04)
                                 =======           =======         =======          =======           =======

Total assets                 $9,461,654        $4,289,416     $10,608,458      $10,197,057        $13,672,407
                             ===========       ==========     ===========      ===========       ============

Long term obligations        $2,294,268           $91,318        $129,240                -         $1,570,000
                             ==========           =======        ========      ===========         ==========

Cash dividends declared               -                 -               -                -                  -
                             ==========        ==========     ===========      ===========       ============


*Restated to reflect the transfer of assets among entities under common control in a manner similar to a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has generated limited revenues from product sales and is dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of $54,024,741 through December 31, 1995. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, merger and acquisition costs, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional operating losses over the next several years as the Company's research and development and clinical trials programs continue. The Company's ability to achieve profitability is dependent on its ability to develop and obtain regulatory approvals for its products, to enter into agreements for product development and commercialization with strategic corporate partners and to develop the capacity to manufacture and sell its products, and to secure additional financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RESULTS OF OPERATIONS


Years Ended December 31, 1995 and 1994

     Total revenues increased by $67,185 from $7,815 in 1994 to $75,000 in 1995. This increase resulted from a fee the Company received as a result of sublicensing certain technologies which were not being actively developed by the Company. Revenues in 1994 related to sales of fine chemicals. The Company phased out the selling of specialty chemicals and no such revenues were received in 1995.

     Total operating expenses decreased by $4,782,795, or 37%, from $13,036,461 in 1994 to $8,253,666 in 1995 primarily due to decreases in research and development expenses, patent expenses and general and administrative expenses.

     Research and development expenses decreased by $2,931,323, or 37%, primarily due to clinical trials of the Company's lead product Lotemax(TM) being substantially completed in 1994; the Company submitted a New Drug Application ("NDA") for this product with the Federal Drug Administration ("FDA") in March 1995. Late in 1995, the Company began clinical trial testing on one of its Lotemax line extension products and such trials are expected to continue into 1997.

     Patent expenses decreased by $461,596, or 49%, in 1995. This decrease reflects a return to more normalized levels of patent expenses as 1994 was impacted by costs of defending patent challenges related to technologies licensed by the Company. In addition patent expenses in 1994 were impacted by costs associated with improving the Company's patent coverage for its lead product Lotemax(TM) and its Dexinabinol and Tamoxifen Methiodide compounds.

     General and administrative expenses decreased by $1,503,343, or 41%, in 1995 primarily reflecting the impact of the cost savings which resulted from the Company's decisions in late 1994 and early 1995 to eliminate staff and relocate its corporate headquarters from New York to Alachua, Florida. In 1994 the Company recognized costs of approximately $360,000 related to this restructuring primarily related to severance and relocation expenses.

     Net interest income in 1995 of $82,581 represented an increase of 13% compared to 1994, and was comprised of interest income of $209,584 offset by interest expense of $127,003. Interest income in 1995 increased by $62,654, or 42%, compared to 1994 and resulted from the Company's higher level of investible funds in 1995. Interest expense in 1995 increased by $53,270, or 72% compared to 1994 and resulted from interest expense on the convertible debentures issued by the Company in February 1995 and converted into Common Stock by July 1995.

     The net loss for 1995 of $8,096,085 reflected a decrease of $4,859,214, or 38%, from the net loss of $12,955,299 for 1994. The decrease in operating expenses described above accounted for substantially all of this decrease.

Years Ended December 31, 1994 and 1993

     Total revenues decreased by $74,085, or 90%, from $81,900 in 1993 to $7,815 in 1994. The Company is phasing out the sale of specialty chemicals and has already phased out specialized research contracts conducted for outside parties in favor of developing patented, proprietary pharmaceuticals.

     Total 1994 operating expenses increased by $3,442,370, or 36%, from $9,594,091 in 1993 to $13,036,461 in 1994 primarily due to increases in research and development and Phase III clinical trials for the Company's lead compound, LotemaxTM.

     Research and development expenses increased by $2,233,806, or 39%, from $5,753,349 in 1993 to $7,987,155 in 1994, as the number of research personnel, research expenses, and clinical trial programs expanded. Patent expenses increased by $360,818, or 62%, from $581,637 in 1993 to $942,455 in 1994. This is primarily due to the advancement of product development and reimbursements to the University of Florida for patent expenses incurred under the terms of the Company's license agreement.

     General and administrative expenses increased by $776,225, or 27%, from $2,908,083 in 1993 to $3,684,308 in 1994. These increases were caused primarily by the expansion of staff in the first half of 1994, and the subsequent restructuring costs, including severance expenses of $253,500, incurred in the second half of 1994. In addition, during 1994 the Company had been working to raise funds through various financing, which were unsuccessful. The related costs of these financing, such as travel, printing, legal and accounting fees, are a component of the increase in general and administrative expenses.

     Net interest income of $73,197 for 1994 was comprised of interest income of $146,930 offset by interest expense of $73,733. Net interest income of $111,866 for 1993 was comprised of interest income of $166,459 and interest expense of $54,593. The decrease in interest income from 1993 to 1994 of $19,529, or 12%, results from smaller balances of funds and the general decline in interest rates in 1994. The increase in interest expense of $19,140, or 35%, between 1993 and 1994 primarily reflects costs related to financing activity in the form of a loan and a line or credit obtained by the Company's Israeli subsidiary, Pharmos Ltd.

     The net loss for 1994 of $12,955,299 reflected an increase of $3,556,604, or 38%, from the net loss of $9,398,695 for 1993. The increase of research and development, and general and administrative expenses detailed above account for the majority of the increase in net loss.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no sources of recurring revenues and has incurred operating losses since its inception and has financed its operations with public and private offerings of securities, a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, and interest income.

     The Company had working capital of $6.4 million, including cash and cash equivalents of $7.4 million as of December 31, 1995. Management believes that existing cash and cash equivalents combined with additional cash inflows from investment income, grants and advances pursuant to the Marketing Agreement described below, will be sufficient to support operations through the first quarter of 1997. Management believes that additional funding will be required to fund operations until, if ever, profitable operations can be achieved. Therefore, the Company is continuing to actively pursue various funding options, including additional equity offerings, commercial and other borrowings, strategic corporate alliances and business combination transactions, the establishment of product related research and development limited partnerships, or a combination of these methods for obtaining the additional financing that would be required to continue the research and development necessary to complete the development of its products and bring them to commercial markets.

     During 1995, the Company raised additional equity of $12,481,426 through the issuance of 14,517,309 shares of common stock. A portion of these funds, $201,258 net of short term deposits securing such borrowings, were used to pay off short term bank debt and the remaining funds were available to fund ongoing operations of the Company. In addition, during 1995, the Company signed a definitive marketing agreement (the "Marketing Agreement") with Bausch & Lomb to market Lotemax(TM), the Company's lead product, on an exclusive basis in the United States. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance from the Company and provide the Company with $4 million in cash advances through March 1996. An additional $2 million in advances may be made subject to reaching certain development milestones in the Lotemax(TM) line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of the Phase III clinical trial costs.

As of the date hereof, the Company has received $4,000,000 in advances against future sales to Bausch & Lomb of the active drug substance (needed to manufacture the drug). Bausch & Lomb will be entitled to credits against such future purchases of the drug substance based on the advances and future advances until the advances have been recouped. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors, officers and key employees of the Company are as follows:

Name                          Age       Position
----                          ---       --------

Haim Aviv, Ph.D.              55        Chairman, Chief Executive Officer,
                                        Acting President, Chief Scientist and
                                        Director

Marvin P. Loeb                69        Director


E. Andrews Grinstead, III     50        Director

Stephen C. Knight, M.D.       36        Director

David Schlachet               50        Director

William C. Hulley             38        Director

Gad Riesenfeld, Ph.D.         52        Executive Vice President, Chief
                                        Operating Officer

S. Colin Neill                49        Acting Vice President/Finance, Chief
                                        Financial Officer, Treasurer and
                                        Secretary
John F. Howes, Ph.D.          53        Vice President/Clinical Affairs

Anat Biegon, Ph.D.            42        Vice President/Research and Development

     Haim Aviv, Ph.D., is Chairman, Chief Executive Officer, Acting President, Chief Scientist and a Director of the Company and co-founded in 1990, Pharmos Corporation, a New York corporation ("Old Pharmos"), which merged into the Company on October 29, 1992 (the "Merger"). Dr. Aviv also served as Chairman, Chief Executive Officer, Chief Scientist and a Director of Old Pharmos prior to the Merger. Dr. Aviv was the co-founder in 1980 of Bio-Technology General Corp. ("BTG"), a publicly-traded company engaged in the development of products using recombinant DNA, its General Manager and Chief Scientist from 1980 to 1985, and a Director and Senior Scientific Consultant until August 1993. Prior to that time, Dr. Aviv was a professor of molecular biology at the Weizmann Institute of Science. Dr. Aviv is the principal stockholder of Avitek Ltd., a stockholder of the Company. Dr. Aviv is Chairman of the Board and holds over 5% of the common stock of Peptor, Ltd., an Israeli corporation engaged in the research and development of drugs based on peptides. Dr. Aviv is also a Director, officer and/or significant stockholder of several privately-held Israeli pharmaceutical and venture capital companies.

     Marvin P. Loeb, a Director, was Chairman of the Board of the Company (then known as Pharmatec, Inc.) from December 1982 through October 1992. He has been Chairman of Trimedyne, Inc. (and its subsidiaries), a publicly-held company engaged in the manufacture of lasers, optical fibers and laser delivery systems, since April 1981; a Director of Gynex Pharmaceuticals, Inc., from April 1986 until its merger with and into Biotechnology General Corporation in 1993, a publicly-held company engaged in the development and commercialization of pharmaceutical products; a Director of Petrogen, Inc., an inactive, privately-held company engaged in the genetic engineering of bacteria for cleanup of oil waste and toxic waste, from April 1987 to April 1992 (Chairman from November 1980 to December 1982 and from July 1983 to April 1987); Chairman of Automedix Sciences, Inc., an inactive, publicly-held company engaged in the development of products for treating cancer and other diseases, since September 1980; Chairman of Cardiomedics, Inc., a privately-held, development stage company engaged in the development of heart assist devices, from May 1986; Chairman of Xtramedics, Inc. (now Athena Medical Corporation), a publicly-held company developing a feminine hygiene product, from November 1986 to February 1994, and a Director from November 1986 until May 1994; Chairman of Ultramedics, Inc., an inactive, privately-held company developing blood treatment products, since November 1988; and President and Director of Marvin P. Loeb & Co. since 1965, and Master Health Services, Inc. since 1972, both of which are family-held companies engaged in licensing of inventions and financial consulting.

     E. Andrews Grinstead, III, a Director of the Company since 1991, is Chairman and Chief Executive Officer of Hybridon, Inc., a publicly-held biotechnology company. Mr. Grinstead joined Hybridon in 1991. From 1987 to October 1990, he was Managing Director and group head of the life sciences group at PaineWebber, Inc. From 1986 to 1987, Mr. Grinstead was Managing Director
and group head of the life sciences group at Drexel Burnham Lambert.   From 1984
to 1986, he was a Vice President at Kidder, Peabody & Co., Inc., where he
developed the life sciences corporate finance specialty group.   Prior to his
seven years on Wall Street, Mr. Grinstead served in a variety of operational and executive positions with Eli Lilly & Company, most recently as general manager of Venezuelan Pharmaceutical, Animal Health and Agricultural Chemical Operations. Since 1991, Mr. Grinstead has served as a Director of EcoScience Corporation, a development-stage company engaged in the development of biopesticides. Since 1994, Mr. Grinstead has served as a member of the Board of Trustees for the Albert B. Sabine Vaccine Foundation, a 501(c)(3) charitable foundation dedicated to disease prevention. Mr. Grinstead was appointed to the President's Council of the National Academy of Sciences and the Institute of Medicine in 1992.

     Stephen C. Knight, M.D., a Director of the Company since November 10, 1994, is a Senior Consultant in the Process Industries section of the North American Management Consulting Directorate at Arthur D. Little, Inc. Dr. Knight recently returned from a two-year assignment in the Arthur D. Little office in Brussels, Belgium. During the past five years, he has been involved in a variety of corporate and research and development strategic planning, technology assessment, and merger and acquisition studies in the pharmaceutical, biotechnology, health care information, medical equipment and diagnostic industries. Prior to joining Arthur D. Little, Dr. Knight worked as a consultant at APM, Inc. Dr. Knight has performed medical research at the National Institutes of Health, AT&T Bell Laboratories, and Yale and Columbia Universities.

     David Schlachet, a Director of the Company since December 15, 1994, is Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel, a position he has held since 1990. Mr. Schlachet is responsible for the Institute's administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. Mr. Schlachet is a Director of Taya Investment Company Ltd., an Israeli publicly-held investment company.

     William C. Hulley, a Director of the Company since April 11, 1995, is Vice President and General Partner of Adams Capital Management, a venture capital management firm. Mr. Hulley co-founded Adams Capital Management in January 1995. From 1989 until January 1995, Mr. Hulley was employed by Fostin Capital Corp, a venture capital management where he served as a General Partner of Fostin Capital Partners beginning in 1993. Prior to 1989, Mr. Hulley held engineering and marketing management positions in several high technology companies, most recently with Carnegie Group Inc. Mr. Hulley is a director of On Technology and several privately held companies.

     Gad Riesenfeld, Ph.D., was named Chief Operating Officer in March 1995 and has served as Executive Vice President since December 1994. He had been the Vice President of Corporate Development and General Manager of Florida Operations since October 1992 and was employed by Pharmos Ltd. from March 1992 until the Merger. Prior thereto, he was engaged in free-lance consulting relating to the commercialization of intellectual property, primarily in the pharmaceutical and medical fields. From March 1990 through May 1991 Dr. Riesenfeld was a Managing Director of Kamapharm Ltd., a private company specializing in human blood products. Prior thereto, from May 1986, he was Managing Director of Galisar Ltd., a private company involved in extracorporeal blood therapy.

     S. Colin Neill became Acting Vice President/Finance, Secretary, Treasurer and Chief Financial Officer of the Company at the end of March 1995. Mr. Neill is a certified public accountant and worked at Price Waterhouse, the Company's auditor, for eight years. Prior to joining the Company, Mr. Neill worked as a financial consultant. From October 1992 until December 1993, Mr. Neill was Vice President - Finance of BTR Inc., a British diversified manufacturing company. From January 1991 to October 1992, he worked as a financial consultant. From 1986 through January 1991, Mr. Neill served as Vice President - Financial Services of BOC Group, Inc., a British industrial gases and health care company.

     John F. Howes, Ph.D., was named Vice President of Clinical Affairs in December 1994. He had been Senior Director of Clinical Affairs from the Merger in 1992 until his recent appointment as a Vice President. From 1988 until the Merger, Dr. Howes served as Vice President for Development at Xenon Vision, Inc.

     Anat Biegon, Ph.D., was named Vice President of Research and Development in December 1994. Dr. Biegon became head of Research and Development for the Company in 1994. From 1992 to 1994, Dr. Biegon was a director in Pharmos Ltd.'s Department of Pharmacology. From 1991 to 1992, she was a Staff Physiologist at the University of California at Berkeley's Lawrence Berkeley Laboratory, Division of Research Medicine and Radiation Biophysics. From 1990 to 1991, Dr. Biegon was a Research Associate Professor in the Department of Psychiatry at New York University Medical Center. From 1988 to 1990, she was an Associate Professor in the Department of Neurobiology at the Weizmann Institute of Science.

SECTION 16 FILINGS

     The following individuals did not file reports on Form 4 regarding certain transactions during the fiscal year ended December 31, 1995:

      Haim Aviv - re-pricing of options and grant of options in October; Gad Riesenfeld - re-pricing of options and grant of options in October; E. Andrews Grinstead III - re-pricing of options and grant of options in October; Marvin Loeb - re-pricing of options and grant of options in October; Colin Neill - sale of shares and grant of warrants in October; John Howes -re-pricing of options and grant of options in October; Anat Biegon - re-pricing of options and grant of options in October; William Hulley - grant of options in October; Stephen Knight - grant of options in October; David Schlachet - grant of options in October; (Form 5's were filed for the above-named individuals, except Ms. Biegon, in February 1995).

ITEM 11.  EXECUTIVE COMPENSATION

          The following table summarizes the total compensation of the Chief Executive Officer of the Company for 1995 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 1995. Stock options have been adjusted for the Reverse Share Split.

SUMMARY COMPENSATION TABLE


                                                                         Long Term Compensation
                                                                        -------------------------
                                  Annual Compensation                   Restricted       Stock
Name/                            -------------------                      Stock        Underlying
Principal Position     Year      Salary      Bonus       Other          Awards($)       Options
------------------     ----      ------      -----       ------         ----------     ----------
Haim Aviv, Ph.D./                                        20,551(1)
 Chairman, Chief       1995     $200,230                                                324,376
 Executive Officer,    1994      195,476                                 25,750(4)      225,000
 Acting President,     1993      187,320     $17,500                     25,750
 and Chief Scientist

Gad Riesenfeld, Ph.D./
 Executive Vice        1995      136,664                 34,481(2)                       79,333
 President, Chief      1994      110,000                 40,828(2)                       29,333
 Operating Officer     1993      110,000      17,000     28,410(2)

S. Colin Neill/
 Acting Vice           1995                             109,375(3)                       10,000(5)
 President/Finance
 and Administration,
 Chief Financial
 Officer, Secretary
 and Treasurer

John F. Howes, Ph.D./
 Vice President/       1995      115,000                                                 34,933
 Clinical Affairs      1994      109,200       5,000                                     14,933
                       1993      105,300

---------------
1)   Consists of car allowance

2) Consists of housing allowance ($15,300) contributions to insurance premiums ($13,500), and car allowance.

3)   Consists of non-employee compensation

4) These amounts represent the value of 94,115 shares of Old Pharmos common stock (equal to 18,000 shares of Common Stock, as adjusted) issued in 1990, subject to forfeiture in the amount of 75%, 50%, 25% and 0%, respectively, on each anniversary of grant until four years after grant. (No dividends have been paid to date on these shares). The market value of these 18,000 equivalent shares as of December 31, 1995 was $26,438.

5) Consists of warrant to purchase 10,000 shares of common stock at $1.88 per share expiring on 10/31/2001

     The following tables set forth information with respect to the named executive officers concerning the grant, repricing and exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.


OPTION GRANTS FOR THE YEAR
ENDED DECEMBER 31, 1995:

                                                                       Potential Realizable Value
                              % of Total                                at Assumed Annual Rate of
                                Options                                 Stock Price Appreciation
                 Number of    Granted to       Exercise                      for Option Term
                  Options      Employees        Price      Expiration   -------------------------
 Name             Granted     During Year      Per Share     Date           5%           10%
 ----             -------     -----------      ---------     ----       ---------      --------

 Haim Aviv,         60,000       8.6%           $1.94      10/31/05       $73,100      $185,300
 Ph.D.         (1) 264,376      37.8%           $2.50      10/31/05      $171,500      $668,900

 Gad                40,000       5.8%           $1.94      10/31/05       $49,000      $123,500
 Riesenfeld,   (1)  39,333       5.6%           $2.50      10/31/05       $25,800       $99,300
 Ph.D.

 John F.            20,000       2.9%           $1.94      10/31/05       $24,000       $61,800
 Howes, Ph.D.   (1) 14,933       2.1%           $2.50      10/31/05        $9,800       $37,700



(1)  represents previously issued options canceled and regranted in 1995


AGGREGATED OPTION EXERCISES
FOR THE YEAR ENDED DECEMBER 31, 1995
AND OPTION VALUES AS OF DECEMBER 31, 1995:

                                        Number of Unexercised                 Value of Unexercised
                Number of                    Options at                       In-the-Money Options at
                 Shares                     December 31, 1995                  December 31, 1995(1)
               Acquired on    Value     ---------------------                  -------------------
 Name           Exercise    Realized    Exercisable     Unexercisable      Exercisable     Unexercisable
 ----           --------    --------    -----------     ----------------   --------------  -------------
 Haim Aviv,
 Ph.D.            0            0          31,501            292,875          $  -0-             $ -0-

 Gad
 Riesenfeld,      0            0             0               79,333             -0-               -0-
 Ph.D.

 John F.
 Howes,           0            0             0               34,933             -0-               -0-
 Ph.D.


(1) Based upon closing price on December 31, 1995 as reported on the Nasdaq SmallCap Market and the exercise price per option.

TEN YEAR OPTION REPRICINGS

                           Number of                                                        Length of
                          Securities                                                     Original Option
                          Underlying  Market Price of  Exercise Price                    term Remaining
                           Options     Stock at Time     at Time of       Net Exercise     at Date of
    Name        Date      Repriced     of Repricing      Repricing          Price           Repricing
    ----        ----      --------     ------------      ---------          -----           ---------
 Haim Aviv,   10/31/95      39,376         $1.94            $6.80           $2.50           6.5 years
 Ph.D.        10/31/95     148,080         $1.94            $6.50           $2.50           8.5 years
              10/31/95      79,920         $1.94            $6.50           $2.50           8.5 years


 Gad          10/31/95      29,333         $1.94            $6.50           $2.50           8.5 years
 Riesenfeld,  10/31/95      10,000         $1.94           $10.46           $2.50           7.0 years
 Ph.D.


 John Howes,  10/31/95      14,933         $1.94            $6.50           $2.50           8.5 years
 Ph.D.


REPORT ON REPRICING OF OPTIONS

      The Compensation/Stock Option Committee of the Board of Directors ( the "Committee") establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers, and administers the 1992 Incentive and Non-Qualified Stock Option Plan as well as the Company's other Stock Option Plans. The Committee is composed of two independent, non-employee Directors.

     The Committee believes that the chief executive officer's ("CEO") compensation and the compensation of other officers of the Company should be heavily influenced by Company performance. Stock options are granted to the CEO and other executives, primarily based upon the executive's ability to influence the Company's long term growth. In addition, the Committee considers factors such as relative Company performance, the individual's past performance and future potential in establishing the compensation levels and stock option awards.

     During 1995 the Committee considered the fact that the exercise price for existing stock options for executive officers, employees, current directors and consultants of the Company granted in prior years had become considerably in excess of market prices for the Company's Common Stock and that as a result such options did not provide the holders with the desired incentive of linking their long term compensation with the performance goals of the Company's stockholders. This consideration along with the Committee's consideration of the performance of the executive officers during a very critical period of the Company's history, including: the filing of the NDA for the Company's leading product candidate Lotemax(TM), the signing of the Marketing Agreement with Bausch & Lomb, the progress made by the Company with other new compounds, and the improved cash and equity positions of the Company as a result of equity offerings and the implementation of cost savings, lead to the Committee's recommendation that previously issued options be canceled and reissued at exercise prices closer to the market value of the Company's Common Stock.

     As a result in October 1995, the Committee and Board approved the cancellation and reissuance of certain previously issued options held by current executives, employees, directors and consultants of the Company at an exercise price of $2.50 per share. Such price represented a 29% premium over the market price of the Company's Common Stock as of the date of the grant. The options regranted subject to the 1992 Plan are subject to an exercise schedule which provides that none of the regranted options may be exercised until one year from the date of the grant, October 31, 1995. See "Stock Option Plans" included herein for a further discussion of the Company's Stock Option Plans.

STOCK OPTION PLANS

     It is currently the Company's policy that all full time key employees be considered annually for the possible grant of stock options, depending upon employee performance. The criteria for the awards are experience, uniqueness of contribution to the Company and level of performance shown during the year. Stock options are intended to improve loyalty to the Company and help make each employee aware of the importance of the business success of the Company. The amount and exercise price of all options discussed herein have been adjusted for the Reverse Share Split.

     As of December 31, 1995, the Company has 994,378 options to purchase shares of the Company's Common Stock outstanding under various option plans, 282,626 of which were issued under no established plan. During 1995 the Company granted options to purchase 300,000 shares of its Common Stock to employees under a plan established in 1992 and granted options to purchase 70,000 shares of its common
stock under no established plan to Directors of the Company.   In addition,
during 1995 the Company's Board elected to reprice certain options issued prior to 1995 under the various option plans and as a result 561,118 previously issued options were canceled and regranted. A summary of the various established stock option plans is as follows:

     1983, 1984, 1986, 1988 Plans.  The Company (then known as Pharmatec, Inc.)
     ----------------------------
established Incentive Stock Option Plans in 1983, 1984, 1986 and 1988) for officers and employees. There are currently no options outstanding under these plans and it is anticipated that future grants of stock options will not be made from these plans.

     1991 Plan.  Old Pharmos established a stock option plan in  1991.  There
     ---------
are currently 11,476 options outstanding under this plan and it is anticipated that future grants of stock options will not be made from this plan.

     1992 Plan.  The 1992 Plan is administered by a committee appointed by the
     ---------
Board of Directors (the "Committee"), consisting of Messrs. Marvin P. Loeb and
E. Andrews Grinstead, III. The Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations.

     The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate will again be available for options to be issued under the 1992 Plan. As of December 31, 1995, there were options to purchase 700,266 shares of the Company's Common Stock outstanding under this plan. Options to purchase 300,000 shares were granted on October 31, 1995 at an exercise price of $1.94 per share and options to purchase 400,266 shares previously outstanding and having an average exercise price of $6.50 were canceled and reissued with an exercise price of $2.50 per share. Each option granted outstanding under the 1992 plan as of December 31, 1995 expires on October 31, 2005.

     The price at which shares of the Company's Common Stock may be purchased upon exercise of an incentive stock option must be at least 100% of the fair market value of the Company's Common Stock on the date the option is granted (or at least 110% of fair market value in the case of a 10% Holder).

     The aggregate fair market value (determined at the time the option is granted) of the Company's Common Stock with respect to which incentive stock options are exercisable for the first time in any calendar year by an optionee under the 1992 Plan, or any other plan of the Company or a subsidiary, shall not exceed $100,000. The Committee will fix the time or times when, and the extent to which, an option is exercisable, provided that no option will be exercisable earlier than one year or later than ten years after the date of grant (or five years in the case of a 10% Holder). The option price is payable in cash or by check. However, the Board of Directors may grant a loan to an employee, pursuant to the loan provision of the 1992 Plan, for the purpose of exercising an option or may permit the option price to be paid in shares of the Company's Common Stock at the then current fair market value, as defined in the 1992 Plan.

     No option may be exercised unless the holder has been an employee or consultant of the Company or a subsidiary for six months from the date of grant. Upon termination of an optionee's employment or consultancy, all options held by such optionee will terminate, except that any option that was exercisable on the date employment or consultancy terminated may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of permanent and total disability of the holder). If an optionee dies while he or she is an employee or a consultant or during such three month period, the option may be exercised within one year after death by the decedent's estate or his legatees or distributees, but only to the extent exercisable at the time of death.

     The Board of Directors may amend, suspend or discontinue the 1992 Plan, but it must obtain stockholder approval to (I) increase the number of shares subject to the 1992 Plan, (ii) change the designation of the class of persons eligible to receive options, (iii) decrease the price at which options may be granted, except that the Board may, without stockholder approval, accept the surrender of outstanding options and authorize the granting of new options in substitution therefor specifying a lower exercise price that is not less than the fair market value of the Company's Common Stock on the date the new option is granted, (iv) remove the administration of the 1992 Plan from the Committee, (v) render any member of the Committee eligible to receive an option, other than options granted pursuant to formula, under the 1992 Plan while serving thereon, or (vi) amend the 1992 Plan in such a manner that options issued under it intended to be incentive stock options fail to meet the requirements of Incentive Stock Options as defined in Section 422 of the Code.

EMPLOYMENT/CONSULTING CONTRACTS/DIRECTORS' COMPENSATION

     Haim Aviv, Ph.D.  In addition to serving as Chairman of the Board and Chief
     ----------------
Executive Officer of the Company, Dr. Aviv has provided consulting services under a consulting agreement with an initial three-year term ended May 3, 1993. The term automatically renews for additional one-year periods unless either the Company or Dr. Aviv terminates the agreement at least 90 days prior to a scheduled expiration date. The agreement has been renewed on an annual basis and presently expires on May 3, 1997. Dr. Aviv is entitled to severance pay equal to 25% of his salary in the event of termination or non-renewal without cause. Under the agreement, Dr. Aviv is required to render certain consulting services to the Company and in consideration therefore, Dr. Aviv is entitled to receive $170,000 per year, subject to yearly increases and review.

     The Company's subsidiary, Pharmos Ltd., employs Dr. Aviv as its Chief Executive Officer under an employment agreement with Dr. Aviv pursuant to which Dr. Aviv receives $30,000 per year, subject to yearly increases and review. Dr. Aviv is required to devote at least 50% of his business time and attention to the business of Pharmos, Ltd. and to serve on its Board of Directors. Dr. Aviv was issued at par value effective as of the time of his engagement, the equivalent of 18,000 shares of Common Stock, subject to a four year divesting program; all shares under this agreement are fully vested.


     Gad Riesenfeld, Ph.D.  In October 1992, Old Pharmos entered into a one-year
     ---------------------
employment agreement with Dr. Riesenfeld, which is automatically renewable for successive one-year terms unless either party gives three months prior notice of non-renewal. Under the Agreement, Dr. Riesenfeld devotes his full time to serving as Executive Vice President of the Company. Dr. Riesenfeld's annual gross salary is $150,000.

     Directors' Compensation.  In 1995, Directors did not receive cash
     -----------------------
compensation for service on the Board or for attending Board meetings. Non employee members of the Board received options to purchase shares of the Company's Common Stock at an exercise price of $1.94 per share. Such options expire on October 31, 2001. These options become exercisable in three equal installments on October 31, 1996, 1997, and 1998. The number of shares to be acquired under such options as granted to each Director is as follows: Messrs. Loeb and Grinstead 20,000 each, Messrs. Knight, Hulley, and Schlachet 10,000
each.   During 1995, the Board canceled and reissued options previously issued to current Directors. The following table reflects the impact of such cancellation and reissuance.


                                                                      Length of
                                                                      Original
                           Number                                       Option
                            of        Market                            term
                        Securities   Price of   Exercise              Remaining
                        Underlying   Stock at   Price at      Net      at Date
                          Options    Time of     Time of   Exercise      of
    Name        Date     Repriced   Repricing   Repricing    Price    Repricing
    ----        ----     --------   ---------   ---------    -----    ---------
 Marvin P.    10/31/95   30,000      $1.94        $6.50      $2.50    4.5 years
  Loeb

 E. Andrews   10/31/95   80,000      $1.94        $6.50      $2.50    4.5 years
  Grinstead   10/31/95    5,738      $1.94        $5.23      $2.50    5.5 years
  III

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 1, 1996, by (I) each person who was known by the Company to own beneficially more than 5% of any class of the Company's Common Stock, (ii) each of the Company's Directors, and
(iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.


                                           Amount
Name and Address of                      of Beneficial               Percentage
Beneficial Ownership                       Ownership               of Total (1)
--------------------                    --------------             ------------

Grace Brothers Ltd.(2)                       1,923,077                    6.6%
1000 W. Diversey Parkway
Suite 233
Chicago, IL  60614

Haim Aviv, Ph.D.(3)                            833,805                    2.9%
c/o Pharmos Ltd.
Kiryat Weizmann
Rehovot, Israel

Marvin P. Loeb(4)                              300,271                     *
Trimedyne, Inc.
2810 Barranca Road
Irvine, CA 92714

E. Andrews Grinstead, III(5)                    75,738                     *
Hybridon, Inc.
One Innovation Drive
Worcester, MA 01605

Stephen C. Knight, M.D.                          -0-                      -0-
Arthur D. Little, Incorporated
Acorn Park
Cambridge, MA 02140

David Schlachet                                  -0-                      -0-
Weizmann Institute of Science
Rehovot, Israel

William C Hulley(6)                             16,161                    -0-
Adams Capital Management, Inc.
Sewickley, PA 15143

All Directors and                            1,225,975                    9.2%
Executive Officers
as a group
(9 persons)(7)


----------------
 *  Indicates ownership of less than 1%.

(1) Based on 29,205,683 shares of Common Stock outstanding, plus each individual's currently exercisable, or exercisable within 60 days, warrants and/or options. Assumes that no other individual will exercise any warrants and/or options.

(2) Information determined according to a Schedule 13G filed with the Securities and Exchange Commission.

(3) Includes 276,153 shares of Common Stock held in the name of Avitek Ltd., of which Dr. Aviv is the Chairman of the Board of Directors and the principal stockholder, and, as such, shares the right to vote and dispose of such shares. Also includes currently exercisable options to purchase 39,376 shares of Common Stock.

(4) Held jointly with his wife. Also includes currently exercisable options to purchase 20,000 shares of Common Stock. Does not include shares held by his adult children, his grandchildren or a trust for the benefit of his grandchildren.

(5)  Consists of currently exercisable options to purchase Common Stock.

(6) Consists of shares of Common stock held by Croesus Biotech Investments L.P., a limited partnership of which Mr. Hulley is a general partner.

(7) Based on the number of shares of Common Stock outstanding, plus 135,114 currently exercisable warrants and/or options held by the Directors and executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1995, the Company completed the sale of $1,270,000 principal amount convertible debentures bearing an interest rate of 10% per annum in a private placement transaction. Such debentures were convertible into shares of
the Company's Common Stock at $.52 per share.   A member of the Company's Board
of Directors, Marvin P. Loeb, purchased $70,000 of such debentures and upon conversion of such debentures received 134,616 shares of Common Stock. In addition the Company paid this director $3,920 in interest related to these debentures. Another investor in these debentures, Grace Brothers, Ltd., was a holder of over 5% of the Company's common stock at the time of this transaction. This investor purchased $1,000,000 of such debentures and upon conversion received 1,923,077 shares of Common Stock. In addition the Company paid this investor $49,167 in interest related to these debentures.

     In connection with an agreement between the Company and Mr. Dachowitz, who served as Vice President - Finance and Chief Financial Officer through March 1995, during 1995 the Company made a severance payment of $75,000 to Mr. Dachowitz on the date he terminated his employment with the Company.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (A)  FINANCIAL STATEMENTS AND EXHIBITS

          (1)  FINANCIAL STATEMENTS
               --------------------

               Report of Independent Accountants

               Consolidated Balance Sheets at December 31, 1995 and 1994

               Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULES
               -----------------------------

               All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  EXHIBITS; EXECUTIVE COMPENSATION PLANS
               --------------------------------------

EXHIBITS
--------

2    PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

     2(a) Agreement and Plan of Merger dated as of March 28, 1995 between
          Pharmos Corporation, PMC Merger Corporation and Oculon Corporation (Incorporated by reference to the Company's Current Report on Form 8-K, dated April 11, 1995, as amended).

3    ARTICLES OF INCORPORATION AND BY-LAWS

     3(a) Restated Articles of Incorporation (Incorporated by reference to
          Appendix E to the Joint Proxy Statement/Prospectus included in the Form S-4

          Registration Statement of the Company dated September 28, 1992 (No. 33-52398) (the "Joint Proxy Statement/Prospectus").

     3(b) Certificate of Amendment of Restated Articles of Incorporation
          (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

     3(c) Amended and Restated By-Laws (Incorporated by reference to Form S-1
          Registration Statement of the Company dated June 30, 1994
          (No. 33-80916)).

4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

     4(a) 1983 Incentive Stock Option Plan (The Company's 1984 and 1986 Plans are identical in all respects except as to the number of shares subject to option) (Incorporated by reference to Form S-18 Registration Statement of the Company dated June 7, 1983 (2-84298-C)).

     4(b) Amendment of 1983, 1984 and 1986 Incentive Stock Option Plans
          (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988).

     4(c) 1988 Incentive Stock Option Plan (Incorporated by reference to Annual
          Report on Form 10-K for the year ended December 31, 1988).

     4(d) Pharmos Corporation 1991 Incentive Stock Option Plan (Incorporated by reference to Annual Report on Form 10-K for the year ended
          December 31, 1992).

     4(e) 1992 Incentive and Non-Qualified Stock Option Plan (Annexed as
          Appendix F to the Joint Proxy Statement/Prospectus).

     4(f) Form of Class A Warrant to purchase (x) shares of Common Stock and (y)
          Class B Warrants (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991).

     4(g) Form of Class B Warrant to purchase shares of Common Stock
          (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991).

     4(h) Unit Purchase Option Agreement dated February 18, 1992 between the
          Company and David Blech (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1991).

     4(i) Form of Warrant to purchase Common Stock at an exercise price of $1.31 per share (pre-reverse split) (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 14, 1993 (33-68762)).

     4(j) Form of Placement Agent's Warrant Agreement, dated August 13, 1993, to purchase shares of Common Stock (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 14, 1993 (33-68762)).

     4(k) Registration Agreement dated as of January 18, 1994 by and among the Company, David Blech and Lake Charitable Remainder Trust (Incorporated by reference to Form S-3 Registration Statement of the Company dated January 28, 1993 (33-74638)).

     4(l) Form of Stock Purchase Agreement dated as of September 2, 1994 between the Company and the Purchaser (Incorporated by reference to Form S-1 Registration Statement of the Company dated June 30, 1994
          [No. 33-80916], Amendment No. 2).

     4(m) Form of Warrant Agreement dated September 2, 1994 to purchase
          42,000 shares of Common Stock (Incorporated by reference to Form S-1 Registration Statement of the Company dated June 30, 1994 [No. 33-80916], Amendment No. 2).

     4(n) Form of Common Stock Purchase Agreement dated as of October 4,
          1994 between the Company and the Purchasers (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 25, 1994 [No. 33-86720]).

     4(o) Warrant Agreement dated October 4, 1994 between the Company and
          Judson Cooper (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 25, 1994 [No. 33-86720]).

     4(p) Form of Convertible Debenture Purchase Agreement dated as of
          February 7, 1995 between the Company and the Investors
          (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

     4(q) Warrant Agreement dated February 7, 1995 between the Company and
          Judson Cooper (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

     4(r) Form of Employee Warrant Agreement, dated April 11, 1995, between the Company and Oculon Corporation (Incorporated by reference to the Company's Current Report on Form 8-K, dated April 11, 1995, as amended).

     4(s) Form of Penalty Warrant Agreement, dated April 11, 1995, between the Company and Oculon Corporation (Incorporated by reference to the Company's Current Report on Form 8-K, dated April 11, 1995, as amended).

     4(t) Form of Unit Purchase Agreement dated as of September 14, 1995 between the Company and the Investors (Incorporated by reference to the Company's Current Report on Form 8-K, dated September 14,
               1995).

     4(u) Form of Warrant Agreement dated as of September 14, 1995 between the Company and the Investors (Incorporated by reference to the Company's Current Report on Form 8-K, dated September 14, 1995).

     4(v) Form of Warrant Agreement dated as of April 30, 1995 between the Company and Charles Stolper (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 14, 1995, as amended [No. 33-64289]).

     4(w) Form of Warrant Agreement dated as of April 30, 1995 between the Company and Janssen/Meyers Associates, L.P. (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 14, 1995, as amended [No. 33-64289]).

     4(x) Form of Warrant Agreement dated as of October 31, 1995 between the Company and S. Colin Neill (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 14, 1995, as amended [No. 33-64289]).

10  MATERIAL CONTRACTS

     10(a) License Agreement dated as of March 14, 1989 between National Technical Information Service (NTIS), U.S. Department of Commerce and the Company (Incorporated by reference to Annual Report on Form 10-K for year ended December 31, 1989).

     10(b) Common Stock and Warrant Purchase Agreement, dated November 5, 1991, between the Company and David Blech (Incorporated by reference to Annual Report on Form 10-K for year ended December 31, 1991).

     10(c) Private Placement Agreement, dated November 5, 1991, between the Company and David Blech and D. Blech & Company, Incorporated (Incorporated by reference to Annual Report on Form 10-K for year ended December 31, 1991).

     10(d) Stock Option Agreement, dated March 20, 1992, between the Company, Pharmos Corporation, Xenon Vision, Inc. and the security holders of Xenon Vision, Inc. (Incorporated by reference to Annual Report on Form 10-K for year ended December 31, 1991).

     10(e) Agreement and Plan of Merger, dated May 13, 1992, as amended, by and among the Company, Pharmatec Merger Corporation and Pharmos Corporation (composite copy as amended to date) (Incorporated by reference to the Joint Proxy Statement/Registration Statement).

     10(f) Registration Rights Agreement dated October 30, 1992 between the Company and the security holders of Xenon Vision, Inc. (Incorporated by reference to the Joint Proxy Statement/ Registration Statement).

     10(g) Agreement between Avitek Ltd. ("Avitek") and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum") dated November 20, 1986 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     10(g)(1) Supplement to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     10(g)(2) Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     10(h) Agreement between Avitek and Yissum dated January 25, 1987 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     10(h)(1) Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     10(h)(2) Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     10(i) Research, Development and License Agreement between Pharmos Ltd., Pharmos Corporation ("Old Pharmos") and Yissum dated February 5, 1991 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     (10)(i)(1) Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     10(j) Pharmos Ltd. Employment Agreement with Haim Aviv ("Aviv") dated as of May 2, 1990 and Old Pharmos Consulting Agreement with Aviv dated as of May 2, 1990, as amended by letter from Old Pharmos to Aviv dated June 27, 1990 and Unanimous Written Consent of the Board of Directors of Old Pharmos dated March 17, 1992 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     10(k)          Letter from Old Pharmos to D. Blech & Co. Incorporated ("D.
                    Blech & Co.") dated June 27, 1991 re: consulting services (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     10(l) Old Pharmos Employment Agreement with Stephen Streber dated as of July 1, 1992 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     10(m) Letter dated July 27, 1992 from Old Pharmos to Henry Dachowitz re employment (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     10(n) Personal Employment Agreement dated October 1, 1992 between Old Pharmos and Gad Riesenfeld (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     10(o) Lease Agreement dated as of November 1, 1992 between Talquin Development Company and the Company (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     10(p) Form of Purchase Agreement dated as of August 13, 1993 by and among the Registrant and the Investors listed on Exhibit A thereto (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 29, 1993 [33-68762]).

     10(q) Amended and Restated License Agreement with Research Component dated July 1, 1993 between University of Florida Research Foundation, Inc. and the Company (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1993).1

     10(r) License Agreement dated as of April 2, 1993 between the Company and Dr. Nicholas Bodor (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1993).1

     10(s) Consulting Agreement dated as of January 1, 1993 between the Company and Dr. Nicholas Bodor (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1993).1

     10(t) Agreement and Release dated as of November 11, 1994 between the Company and Stephen R. Streber (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

     10(u) Employment Agreement dated as of November 11, 1994 between the Company and Henry M. Dachowitz (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

     10(v) Marketing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995).1

     10(w) Processing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995).1

21   SUBSIDIARIES OF THE REGISTRANT

     21(a)     Subsidiaries of the Registrant.

               Xenon Vision - Incoporated under the laws of Delaware Pharmos Limited - Incorporated under the laws of Israel Oculon Corporation - Incorporated under the laws of Delaware

----------------
1 Confidential information is omitted and identified by a * and filed separately with the SEC.


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     1983 Incentive Stock Option Plan (The Company's 1984 and 1986 Plans are identical in all respects except as to the number of shares subject to option) (Incorporated by reference to Exhibit 4(a) to Annual Report on Form 10-K for the year ended December 31, 1988).

     Amendment of 1983, 1984 and 1986 Incentive Stock Option Plans (Incorporated by reference to Exhibit 4(b) to Annual Report on Form 10-K for the year ended December 31, 1988).

     1988 Incentive Stock Option Plan (Incorporated by reference to Exhibit 4(C) to Annual Report on Form 10-K for the year ended December 31, 1988).

     Pharmos Corporation 1991 Incentive Stock Option Plan (Incorporated by reference to Exhibit 4(e) to Annual Report on Form 10-K for the year ended December 31, 1992).

     1992 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix F to the Joint Proxy Statement/Prospectus).

     Pharmos Ltd. Employment Agreement with Haim Aviv ("Aviv") dated as of May 2, 1990 and Old Pharmos Consulting Agreement with Aviv dated as of May 2, 1990, as amended by letter from Old Pharmos to Aviv dated June 27, 1990 and Unanimous Written Consent of the Board of Directors of Old Pharmos dated March 17, 1992 (Incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     Old Pharmos Employment Agreement with Stephen Streber dated as of July 1, 1992 (Incorporated by reference to Exhibit 10(x) to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     Letter dated July 27, 1992 from Old Pharmos to Henry Dachowitz re employment (Incorporated by reference to Exhibit 10(y) to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     Personal Employment Agreement dated October 1, 1992 between Old Pharmos and Gad Riesenfeld (Incorporated by reference to Exhibit 10(z) to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     Agreement and Release dated as of November 11, 1994 between the Company and Stephen R. Streber (Exhibit 10(u) hereto).

     Employment Agreement dated as of November 11, 1994 between the Company and Henry M. Dachowitz (Exhibit 10(t) hereto).

     (B)  REPORTS ON FORM 8-K

          Since October 1, 1995 the Company has filed the following reports on Form 8-K

          1. The Company's Current Report on Form 8-K, dated February 15, 1996, filed pursuant to Section 13 of the Exchange Act.

          2. The Company's Current Report on Form 8-K, dated October 27, 1995, as amended, filed pursuant to Section 13 of the Exchange Act.

     (C)  EXHIBITS

          See Item 14(a)(3) above

     (D)  FINANCIAL STATEMENT SCHEDULES

          See Item 14(a)(2) above

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHARMOS CORPORATION


                              By:/s/       HAIM AVIV
                                 ----------------------------------
                                   Dr. Haim Aviv, Chairman of the Board and
                                   Chief Executive Officer (Principal Executive
                                   Officer)

                              Date: March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                          TITLE                         DATE
---------                          -----                         ----


/s/ S. COLIN NEILL       Acting Vice President/Finance      March 28, 1996
------------------
S. Colin Neill           and Administration, Acting
                         Chief Financial Officer,
                         Acting Secretary and Acting
                         Treasurer  (Principal Financial
                         and Accounting Officer)


/s/ MARVIN P. LOEB                 Director                 March 28, 1996
----------------------
Marvin P. Loeb

/s/ E. ANDREWS GRINSTEAD III       Director                 March 28, 1996
----------------------------
E. Andrews Grinstead III

/s/ STEPHEN C. KNIGHT              Director                 March 28, 1996
---------------------
Stephen C. Knight

/s/ DAVID SCHLACHET                Director                 March 28, 1996
-------------------
David Schlachet

/s/ WILLIAM C. HULLEY              Director                 March 28, 1996
-------------------------
William C. Hulley

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Pharmos Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and, at December 31, 1995, has an accumulated deficit of $54,024,741 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
New York, New York
March 26, 1996

PHARMOS CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------
                                                                    December  31,          December  31,
                                                                      1995                   1994
Assets
 Cash and cash equivalents                                             $7,442,791             $1,864,065
 Prepaid expenses and other current assets                                477,393                735,582
                                                                 ----------------        ---------------
      Total current assets                                              7,920,184              2,599,647

 Fixed assets, net                                                        855,456              1,258,935
 Other assets                                                             301,704
 Intangible assets, net                                                   384,310                430,834
                                                                 ----------------        ---------------

      Total assets                                                     $9,461,654             $4,289,416
                                                                 ================        ===============


Liabilities and Shareholders' Equity
 Accounts payable                                                        $739,356             $1,920,104
 Accrued wages and other compensation                                     205,336                234,688
 Accrued expenses & other liabilities                                     516,034                383,452
 Current portion of long term debt                                         93,684                480,219
                                                                 ----------------        ---------------
      Total current liabilities                                         1,554,410              3,018,463

 Long term debt                                                           181,648                 39,132
 Other liabilities                                                        235,479                 52,186
 Advances against future sales                                          1,877,141
                                                                 ----------------        ---------------
      Total liabilities                                                 3,848,678              3,109,781
                                                                 ================        ===============

 Shareholders' equity
   Preferred stock, 1,250,000 shares authorized,
      none issued
   Common stock, $.03 par value; 50,000,000 and 20,000,000
     shares authorized, 29,149,039 and 14,631,726 shares issued,
     29,130,683 and 14,613,370 shares outstanding, respectively           874,471                438,952
   Paid in capital in excess of par                                    58,763,797             46,669,890
   Accumulated deficit                                                (54,024,741)           (45,928,656)
                                                                 ----------------        ---------------
                                                                        5,613,527              1,180,186

   Less: Common stock in treasury, at par                                    (551)                  (551)
                                                                 ----------------        ---------------
      Total shareholders' equity                                        5,612,976              1,179,635
                                                                 ----------------        ---------------
 Commitments and contingencies (Note 12)

      Total liabilities and shareholders' equity                       $9,461,654             $4,289,416
                                                                 ================        ===============

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                 1995                 1994                1993
                                                                 ----                 ----                ----

Revenues
 Sales of fine chemicals, net                                        $75,000              $7,815              $81,900
                                                              --------------       -------------       --------------
 License fees, royalties, net                                         75,000               7,815               81,900
                                                              --------------       -------------       --------------
Expenses
 Research and development, net                                     5,055,832           7,987,155            5,753,349
 Patents                                                             480,859             942,455              581,637
 General and administrative                                        2,180,965           3,684,308            2,908,083
 Depreciation and amortization                                       536,010             422,543              351,022
                                                                   ---------           ---------            ---------
                                                                   8,253,666          13,036,461            9,594,091
                                                              --------------       --------------      --------------

Loss from operations                                              (8,178,666)        (13,028,646)          (9,512,191)

Interest income, net of interest expense of $127,003,
 $73,733 and $54,593, respectively                                    82,581              73,197              111,866
Other income                                                                                 150                1,630
                                                              --------------       -------------       --------------
Net loss                                                         ($8,096,085)       ($12,955,299)         ($9,398,695)
                                                              ==============       ==============      ==============

Loss per share                                                        ($0.37)             ($1.19)              ($1.24)
                                                              ==============       ==============      ==============

Weighted average shares outstanding                               21,885,862          10,852,807            7,569,678
                                                              ==============       ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (NOTE 9)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                            Convertible Class B         Paid-in
                                                                        Common Stock            Common Stock           Capital in
                                                           Shares          Amount          Shares         Amount     Excess of Par
                                                           ------       ------------       ------         ------     -------------

December 31, 1992                                           3,605,902        $108,177      3,342,460       $100,274    $32,517,705
Issuance of common stock, net of offering costs
     of $1,065,607                                          1,666,668          50,000                                    8,884,401
Amortization of unearned compensation
Warrant exchange                                              875,000          26,250                                      (26,250)
Net loss
                                                          -----------     -----------   ------------    -----------   ------------
December 31, 1993                                           6,147,570         184,427      3,342,460        100,274     41,375,856

Conversion of Class B common stock to common stock          3,342,460         100,274     (3,342,460)      (100,274)
Issuance of common stock, net of offering costs
     of $317,400                                            5,086,665         152,600                                    5,147,500
Warrant exercise                                               54,893           1,647                                      146,526
Share adjustment for reverse split                                138               4                                           (4)
Return of shares to treasury                                                                                                    12
Net loss
                                                          -----------     -----------   ------------    -----------   ------------
December 31, 1994                                          14,631,726         438,952                                   46,669,890

Issuance of common stock to purchase Oculon Corp.           6,000,000         180,000                                    2,892,426
Conversion of debentures to common stock                    2,442,309          73,269                                    1,196,731
Warrant exercise                                               75,000           2,250                                       36,750
Issuance of common stock, net of offering costs
     of $900,000                                            6,000,000         180,000                                    7,920,000
Warrant grant to consultant                                                                                                 48,000
Share adjustment for reverse split                                  4
Net loss
                                                          -----------     -----------   ------------    -----------   ------------
December 31, 1995                                          29,149,039        $874,471                                  $58,763,797
                                                          ===========     ===========   ============    ===========   ============


                                                     --------------------------------------------------------------------
                                                                                                                 Total

                                                       Accumulated     Unearned      Treasury      Stock      Shareholders'
                                                         Deficit     Compensation    Shares        Amount       Equity
December 31, 1992                                      -----------   ------------    --------      ------     -------------
Issuance of common stock, net of offering costs        ($23,574,662)    ($35,265)       17,962        ($539)   $9,115,690
     of $1,065,607
Amortization of unearned compensation                                                                           8,934,401
Warrant exchange                                                          35,265                                   35,265
Net loss                                                 (9,398,695)                                           (9,398,695)
                                                      -------------     --------   -----------      -------   -----------
December 31, 1993                                       (32,973,357)                    17,962         (539)    8,686,661

Conversion of Class B common stock to common stock
Issuance of common stock, net of offering costs
     of $317,400                                                                                                5,300,100
Warrant exercise                                                                                                  148,173
Share adjustment for reverse split
Return of shares to treasury                                                               394          (12)
Net loss                                                (12,955,299)                                          (12,955,299)
                                                      -------------     --------   -----------      -------   -----------
December 31, 1994                                       (45,928,656)                    18,356         (551)    1,179,635
Issuance of common stock to purchase Oculon Corp.                                                               3,072,426
Conversion of debentures to common stock                                                                        1,270,000
Warrant exercise                                                                                                   39,000
Issuance of common stock, net of offering costs
     of $900,000                                                                                                8,100,000
Warrant grant to consultant                                                                                        48,000
Share adjustment for reverse split
Net loss                                                 (8,096,085)                                           (8,096,085)
                                                      -------------     --------   -----------      -------   -----------
December 31, 1995                                      ($54,024,741)                    18,356        ($551)   $5,612,976
                                                      =============     ========   ===========      =======   ===========



The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                       1995              1994            1993
                                                                   ($8,096,085)      ($12,955,299)     ($9,398,695)
                                                                  -------------     --------------     -------------

Cash flows from operating activities
  Net loss
 Adjustments to reconcile net loss to net
  cash flow used in operating activities
       Depreciation and amortization                                    536,010            422,543           351,022
       Warrant grant to consultant                                       48,000
       Unearned compensation expense                                                                          35,265
Changes in operating assets and liabilities, net
  of effects of Oculon
       Prepaid expenses and other current assets                        360,629            415,695          (599,579)
       Accounts payable                                              (1,180,748)           590,500           926,057
       Accrued expenses, wages and other liabilities                     89,219            117,265           (31,054)
       Advances against future sales                                  1,877,141
       Advance payments                                                                                     (183,813)
                                                                  -------------     --------------     -------------
       Total adjustments                                              1,730,251          1,546,003           497,898
                                                                  -------------     --------------     -------------
Net cash flows used in operating activities                          (6,365,834)       (11,409,296)       (8,900,797)
                                                                  -------------     --------------     -------------

Cash flows from investing activities
     Purchases of fixed assets, net                                     (56,647)          (111,062)         (639,374)
     Decrease in certificates of deposit                                                                     180,000
                                                                  -------------     --------------     -------------
Net cash flows used in investing activities                             (56,647)          (111,062)         (459,374)
                                                                  -------------     --------------     -------------
Cash flows from financing activities
     Proceeds from issuances of common stock, net                     8,100,000          5,300,100         8,934,401
     Proceeds from issuance of convertible debentures                 1,270,000
     Proceeds from exercise of warrants                                  39,000            148,173
     Proceeds from acquisition of Oculon, net                         3,072,426
     Increase (decrease) in loans payable                              (480,219)           480,219
                                                                  -------------     --------------     -------------
Net cash flows provided by financing activities                      12,001,207          5,928,492         8,934,401
                                                                  -------------     --------------     -------------
Net increase (decrease) in cash and cash equivalents                  5,578,726         (5,591,866)         (425,770)

Cash and cash equivalents at beginning of year                        1,864,065          7,455,931         8,291,839
                                                                  -------------     --------------     -------------
Cash and cash equivalents at end of year                             $7,442,791         $1,864,065        $7,866,069
                                                                  =============     ==============     =============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------


     1.   The Company

          Pharmos Corporation (the "Company") is a bio-pharmaceutical company incorporated under the laws of the state of Nevada and is engaged in the design and development of novel pharmaceutical products in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents for treatment of central nervous system ("CNS") disorders, systemic drugs designed to avoid CNS related side effects, and emulsion based products for topical and systemic applications. The Company uses a variety of patented and proprietary technologies to improve the efficacy and/or safety of drugs. The Company's compounds are in various stages of development, from preclinical to advanced clinical trials and in March 1995, the Company completed the submission of its first New Drug Application ("NDA") with the U.S. Food & Drug Administration ('FDA"). In conjunction with its development efforts, the Company has also undertaken research and development contracts in the past and has sold fine chemicals to the pharmaceutical research community. The Company conducts operations in Alachua, Florida and through its wholly-owned subsidiary, Pharmos, Ltd., in Rehovot Israel.

     2.   Liquidity and Business Risks

          The Company currently has no sources of recurring revenues and has incurred operating losses since its inception. At December 31, 1995, the Company has an accumulated deficit of $54,024,741. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses associated with the Company's operations. The Company expects that operating losses will continue for at least the next few years as product development, clinical testing and other operations continue. The Company currently funds its operations principally through the use of cash obtained from third party financing. Management believes that existing cash and cash equivalents of $7.4 million as of December 31, 1995, combined with anticipated cash inflows from investment income, grants and advances pursuant to the Marketing Agreement (See Note 4), will be sufficient to support operations through the first quarter of 1997. The Company is continuing to actively pursue various funding options, including equity offerings, commercial and other borrowings, strategic corporate alliances and business combination transactions, the establishment of product related research and development limited partnerships, or a combination of these methods for obtaining the additional financing that would be required to continue the research and development necessary to complete the development of its products and bring them to commercial markets.

          As described in Note 1, in March 1995, the Company submitted its first NDA. It is reasonably possible that FDA approval for this product candidate will not be granted on a timely basis or at all. Any delay in obtaining or failure to obtain such approval would materially and adversely affect the marketing of the Company's drug candidate and the Company's business, financial position and results of operations.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------





3.   Significant Accounting Policies

     Basis of Consolidation
     The accompanying   financial   statements  include   all   wholly   owned
     subsidiaries.  Intercompany transactions are eliminated in consolidation.

     Accounting estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Cash and cash equivalents
     The Company invests its excess cash in U.S. Treasury securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturity that maintain safety and liquidity. Investments having original maturities of three months or less and are classified as cash equivalents.

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

     Intangible assets
     Intangible assets represent the Company's rights to develop and commercialize certain products derived from certain licensed technologies. The assets are being amortized over fifteen years. As of December 31, 1995 and 1994, accumulated amortization was $655,470 and $608,946, respectively. In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that assets to be held and used be reviewed for impairment whenever events or changes indicate that the carrying amount of the asset in question may not be recoverable. In accordance with this statement, and as a result of the current period operating loss combined with a

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------


     history of operating losses, management assessed whether or not the Company's intangible assets were recoverable. As of December 31, 1995, management estimates that the net future cash inflows expected to result from the commercial exploitation of the licensed technologies will exceed the carrying amount and accordingly, no impairment loss was recognized.

     On a periodic basis, the Company will assess whether there are conditions present that indicate an impairment of long lived assets and long lived assets to be disposed of. In the event such an impairment is present, management will consider the undiscounted cash flows from such assets to qualify the amount of such impairment and the loss to be recorded.

     Amortization expense amounted to approximately $46,000 in each of the years ended December 31, 1995, 1994 and 1993.

     Research and development costs
     All research and development costs are expensed when incurred. The Company has accounted for reimbursements of research and development expenses received with respect to the royalty participation agreements described in
     Note 7 as a reduction of research and development expense.

     Income taxes
     Income taxes are provided for on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Postemployment benefits
     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, 'Employers' Accounting for Postemployment Benefits' ("SFAS 112"). The implementation of SFAS 112 did not have a significant impact on the Company's financial position or results of operations.

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

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------


     Loss per share
     Loss per share is calculated based on the weighted average number of common shares and convertible Class B common shares outstanding during the period. Options and warrants outstanding are excluded from the calculations because their impact would be antidilutive.

     Restatement for reverse stock split
     On October 18, 1993, the Company announced a reverse stock split on a 1-for-4 basis of all common and Class B convertible common shares.
     Additionally, the reverse stock split provided for a corresponding reduction in the number of shares of authorized preferred, common and Class B convertible common shares.

     All common and Class B convertible common shares, warrants, options and related per share data, except for the par value per share, reflected in the accompanying financial statements and notes thereto, have been presented as if the reverse stock split in October 1993 on a 1-for-4 basis and reduction in the number of shares of authorized shares had occurred as of the beginning of the earliest year presented.

     New accounting principle
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation", which the Company will adopt in 1996. The Company intends to adopt this statement through disclosure in the notes to the financial statements.

     Reclassifications
     Certain amounts for 1994 and 1993 have been reclassified to conform with the presentation in 1995 to maintain comparability. Such reclassifications did not have an impact on the Company's shareholders' equity.

4.   Collaborative Agreement



     On June 30, 1995, the Company signed a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to market Lotemax(TM), the Company's lead product candidate, on an exclusive basis in the United States. As described in Notes 1 and 2, this product candidate is pending FDA approval. The Marketing Agreement also includes Lotemax(TM) line extension products currently being developed by the Company. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (Loteprednol Etabonate) from the Company and provide the Company with $4 million in cash advances through March 1996. An additional $2 million advances may be made subject to reaching certain development milestones in the Lotemax(TM) line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------



     As of December 31, 1995, the Company has received $1,877,141 in advances against future sales to Bausch & Lomb of the active drug substance (needed to manufacture the drug). Bausch & Lomb will be entitled to credits against such future purchases of the drug substance based on the advances and future advances until the advances have been recouped. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. Advances received through December 31, 1995 are reflected as a long term liability in the accompanying balance sheet as, in the opinion of management, no recoupment of such advances is expected to occur in 1996.

5.   The Acquisition of Oculon Corporation



     In April 1995, the Company acquired Oculon Corporation ("Oculon"), a privately-held drug development stage company with anti-cataract technologies. The acquisition was primarily intended to provide a source of working capital for the Company, the operations of Oculon were discontinued and technologies licensed by Oculon were assigned to the licensor. Under an agreement with the licensor, the Company has no future responsibilities related to the maintenance of patents or payment of license fees related to these technologies. In the event certain of these technologies produce future royalty revenues, the Company would receive a proportional share of such royalties.


     Under the terms of the acquisition agreement, the Company issued 6,000,000 shares of its common stock to the holders of Oculon's Series III Senior Preferred Stock. The shares of all other holders of Oculon capital stock were canceled. In addition, the Company issued ten year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $2.75 per share to certain holders of Oculon stock options. The acquisition agreement also provides that additional consideration of up to 600,000 shares may be issuable if the Company fails to meet certain milestones relating to further development or commercialization of the technology and products acquired from Oculon.


     At the time of the acquisition, Oculon had net assets with a fair value of $3,555,812, including cash and cash equivalents of $4,218,669. The transaction was accounted for as an acquisition of net assets. Accordingly, the shares of stock and warrants issued have been recorded at the fair value of the net assets received less transaction costs of $483,386.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------




6.   Fixed Assets

Fixed assets consist of the following:
                                                               December 31,
                                                          1995           1994
Laboratory, pilot plant and other equipment         $1,600,611        $1,715,352
Office furniture and fixtures                          233,230           326,569
Vans                                                    51,378            51,378
Computer equipment                                     109,544            66,948
Leasehold improvements                                 567,738           596,066
                                                    ----------        ----------
                                                     2,562,501         2,756,313
Less - Accumulated depreciation and amortization
                                                    (1,707,045)      (1,497,378)
                                                    ----------------------------
                                                     $ 855,456         $1,258,93
                                                     =========         =========


     Depreciation and amortization of fixed assets amounted to $489,486, $389,261 and $304,498 in 1995, 1994 and 1993, respectively.

7.   Government Grants for Research and Development

     The Company has entered into agreements with U.S. federal agencies and the State of Israel which provide for grants for research and development relating to certain projects. Amounts earned pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $331,546, $900,298, and $1,014,403 during 1995, 1994 and 1993, respectively.

     The grant agreements generally provide for reimbursement of a percentage of allowable research and development costs, to a specified maximum, undertaken in the Company's research facilities. The grants are to be repaid on the basis of royalties from the sale of products developed as a result of the research activities carried out with the grant funds. As of December 31, 1995, the total amounts received under grants which contain repayment provisions amounted to $2,189,120. Potential repayment liability for royalties related to these grants amounted to $2,564,120. Agreements with certain agencies of the State of Israel place certain legal restrictions on the transfer of technology and manufacture of resulting products outside Israel.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------






 8.  Licensing Arrangements

     The  Company  is   both  a  licensor  and  licensee   of  certain  research
     technologies.

     As a licensor, the Company has entered into various agreements under which the rights to certain of its technologies are licensed to others. The Company is to be compensated by receipt of its share of defined future product sales or royalties earned by the licensee. These agreements have provided for funding of research, either in whole or in part by the licensee.

     As a licensee, the Company has various license agreements with certain U.S. federal agencies and the State of Israel, certain universities, and a former director who had been a vice president of the Company, wherein the Company has acquired exclusive or coexclusive rights to develop and commercialize certain research technologies. These agreements, which include agreements related to Lotemax(TM) (the Company's lead product candidate), generally require the Company to pay royalties on sale of products developed from the licensed technologies and fees on revenues from sublicenses, where applicable. The royalty rates, as defined in the respective license agreements, are customary and usual in the pharmaceutical industry. The royalties will be payable for periods up to fifteen years from the date of certain specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date in which U.S. Food and Drug Administration approval has been received for a developed product. No amounts have been recorded as a liability with respect to these contingent royalties as of December 31, 1995, as none of the specified events have occurred. In addition, certain of the license agreements require annual payments for periods extending through 2012. License fee expense amounted to approximately $355,000, $455,000 and $270,000 during 1995, 1994 and 1993 respectively. As of
     December 31, 1995, aggregate minimum annual payments under such agreements range from $103,500 to $132,500 per year.

          As discussed in Note 12, the Company is involved in disputes with certain of its licensors.


9.   Shareholders' Equity, Warrants,  Stock Options   and Certain Related  Party
     and Other Financing Transactions

     1993 transactions
     On August 13, 1993, the Company completed a private offering (the " 1993 Private Placement") of 1,666,668 shares of common stock at $6.00 per share. The proceeds of the 1993 Private Placement, net of costs, were $8,934,401. In connection with this offering the Company issued 161,667 warrants to purchase an equivalent number of shares of the Company's common stock to placement agents who assisted in this transaction. Such warrants had an exercise price of $7.50 per share and expire in August 1998. The sole shareholder and chief executive officer of one placement agent was David

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------




     Blech. Mr. Blech served as a director of the Company until February 1994. This placement agent earned commissions of $734,500 and also received 134,167 of the warrants described above.

     In connection with the 1993 Private Placement, Lake Charitable Remainder Trust, of which David Blech is the income beneficiary, agreed to cancel 1,800,000 of its $5.00 and $7.00 per share warrants in exchange for 875,000 newly issued shares of the Company's common stock. This transaction was completed in December 1993.

     On October 20, 1993, the Company qualified and began listing its common shares on the National Market System of the NASDAQ, ticker symbol PARS.

     During 1993, the Company paid $155,950 in consulting fees to D. Blech and Company for services rendered. Additionally, the Company paid $50,000 in consulting fees to one director and $202,692 in consulting and licensing fees to another director during 1993 under the terms of certain consulting and license agreements.

     The Company leased corporate office space in New York through May 15, 1993 from D. Blech & Company on a month to month basis at a rate at $6,000 per month.

     1994 transactions
     The Company issued an aggregate of 5,086,665 unregistered shares of common stock in two private placement transactions on September 2 and October 4, 1994 (the "1994 Private Placement Transactions"). The proceeds from the 1994 Private Placement Transactions were $5,300,100, net of issuance costs of $317,400. In connection with the 1994 Private Placement Transactions, the Company also issued to the finders an aggregate of 242,000 warrants to purchase an equivalent number of shares of the Company's common stock. 42,000 of such warrants had an exercise price of $3.50 per share and expire in September 1999. 200,000 of such warrants had an exercise price of $.90 per share, and expire in October 1999.

     During 1994, the Company paid $100,000 and recorded an additional liability of $53,192, which was paid in 1995, in consulting fees to D. Blech & Company. Additionally, the Company made payments of $182,934 to a former director of the Company (who served as a director through March 1994) for consulting and licensing fees; an additional $100,000 due to this former director was included in accrued expenses at December 31, 1994 and was paid in 1995. A second former director of the Company (who served as a director through October 1994) was paid $50,000 for consulting services.

     During the first quarter of 1994, the Company exchanged all convertible Class B stock for an equal amount of shares of the Company's common stock. There was no impact on shareholder's equity as a result of this exchange.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------





     1995 transactions
     On January 18, 1995, the Company's stockholders authorized an amendment to the Company's Restated Articles of Incorporation which provided for an increase in the number of shares of authorized common stock from 20 million shares to 50 million shares, and the elimination of the Class B convertible common stock.

     In January 1995, the Company sought a waiver from Nasdaq of a rule requiring shareholder approval or prior notification of the October 1994 Private Placement Transaction, a transaction involving the issuance of 20% or more of the Common Stock outstanding at below market prices. The Nasdaq Listing Qualifications Committee rejected the Company's request, and determined that the Company's Common Stock had to be moved from the Nasdaq National Market and listed on the Nasdaq SmallCap Market, effective January 27, 1995, as a result of the Company's non-compliance with Nasdaq corporate governance requirements.

     In February 1995, the Company completed the sale of $1,270,000 principal amount convertible debentures in a private placement transaction to several accredited investors, including a large institutional shareholder. A member of the Company's Board of Directors purchased $70,000 of such debentures. During 1995, all of the debentures were converted into 2,442,309 shares of the Company's common stock at an exchange price of $.52 per share. In connection with this transaction the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $.52 per share. During 1995, warrants to purchase 75,000 shares were exercised and the remaining 75,000 were exercised in January 1996.

     In connection with the acquisition of Oculon (see Note 5), the Company issued 6,000,000 shares of its common stock and warrants to purchase 500,000 shares of common stock.

     On September 14, 1995, the Company completed a private offering of 6,000,000 units at $1.50 per unit. The proceeds of the private offering, net of costs of $900,000, were $8,100,000. Each unit consisted of 1 share of the Company's common stock and one warrant to purchase 0.075 of one share of common stock (450,000 shares). In addition the Company issued warrants to purchase 450,000 of common stock to the two finders who assisted in this transaction. Both groups of warrants have an exercise price of $1.80 per share and may be exercised commencing September 14, 1996 and expire on September 14, 2000.

     During 1995, the Company issued warrants to consultants who assisted the Company on various business and financial matters as follows: warrants to purchase 10,000 shares at an exercise price of $1.88 per share, which expire on October 31, 2001; warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $.78 per share, which expire on April 10, 2005; warrants to purchase 75,000 shares, 25,000 each of which have an exercise price of $.75, $1.00 and $1.50 per share, respectively, and may be exercised beginning May 1, 1996 and expire on April 30, 2000. The Company recognized compensation expense of $48,000 related to warrants in 1995.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------





     Many of the warrants issued in connection with various equity financings and related transactions during 1991 through 1995 contain anti-dilution provisions requiring adjustment if at a latter date, securities are issued at prices below the respective warrant's exercise price. The following table summarizes the shares issuable upon exercise of warrants outstanding at December 31, 1995 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

                                                  Shares
                                                  Issuable
                                                  Upon           Exercise
        Issuance Date    Expiration Date          Exercise       Price
        -------------    ---------------          --------       -----

     November 1991         November 1996          223,342        $5.24

     November 1991         March 1998             236,540         2.29
                           March 1998             267,971         2.83

                           March 1998             331,328         1.66

     August 1993           August 1998            398,852         3.04

     September 1994        September 1999         61,766          2.38
     October 1994          October 1999           222,222          .81

     February 1995         February 2000          75,000           .52

     April 1995            April 2005             556,680         2.47

                           April 2005             10,000           .78
                           April 2000             25,000           .75

                           April 2000             25,000          1.00

                           April 2000             25,000          1.50

     September 1995        September 2000         900,000         1.80
     October 1995          October 2001            10,000         1.88
                                                  -------

     Total shares and average exercise price    3,368,701        $2.29
                                                =========        =====

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------





Stock Option Plans
The Company's shareholders have approved incentive stock option plans for officers and employees. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, and generally expire ten years from the date of grant. The following table summarizes activity in approved incentive stock options:

                                                Shares       Average
                                                Under        Exercise
                                                Option       Price
                                                ------       -----

Options Outstanding at December 31, 1992         93,883    $ 6.47

Exercised                                       (10,500)    10.50
                                                -------
Options Outstanding at December 31, 1993         83,383      5.97



Granted                                         389,439      6.50

Expired                                         (38,832)     7.02
                                                -------
Options outstanding at December 31, 1994        433,990      6.35



Granted                                         300,000      1.94

Expired                                        (181,804)     6.12
Canceled                                       (252,186)     6.66

Reissued                                        252,186      2.50
                                                -------

Options outstanding at December 31, 1995        552,186      2.19
                                                =======      ====


Options exercisable at December 31, 1995              -         -
                                                =======     =====

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------






The Company's  Board of Directors approved  nonqualified stock options   for key
employees, directors and certain non-employee consultants. The following table summarizes activity in Board-approved nonqualified stock options:

                                              Shares     Average
                                              Under      Exercise
                                              Option     Price
                                              ------     -----

               Options Outstanding at         229,868    $10.79
               December 31, 1992

               Granted                        63,254       7.29
               Exercised                      (36,875)    15.30
                                              -------

               Options Outstanding at         256,247      8.24
               December 31, 1993



               Granted                        407,160      6.50

               Expired                        (28,251)    10.50
                                              -------

               Options outstanding at         635,156      7.02
               December 31, 1994



               Granted                         70,000      1.94
               Expired                       (262,964)     7.44

               Canceled                      (308,932)     6.49

               Reissued                       308,932      2.50
                                              -------

               Options outstanding at         442,192      3.10
                                              =======     =====
               December 31, 1995


               Options exercisable at         168,577     $4.18
                                              =======     =====
               December 31, 1995

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------




10.  Loans Payable

     The Company's Israeli subsidiary, Pharmos Limited, obtained short term financing in 1994 in the form of a short term loan and a line of credit facility from one of its banks. Such agreements provide for interest payable monthly at an annualized rate of LIBOR plus 1.5%. Borrowings under such agreement amounted to $401,953 at December 31, 1994 and were repaid in full in November 1995. As of December 31, 1995, Pharmos Limited had an unutilized line of credit of $100,000 denominated in New Israeli Shekels.

     The Company has a note payable outstanding relating to the refurbishment of the Florida facility. The note is payable in monthly installments of $7,500 including interest at 8%, the final payment is due in June 1996. As of December 31, 1995, the outstanding obligation amounted to $ 39,133 and is recorded as a current liability in the accompanying balance sheet.

     The Company's subsidiary, Oculon Corporation ( Note 5 ) has a note payable related to leasehold improvements to a research facility (Note 12). The note is payable in monthly installments of $6,281 including interest at the prime rate plus 1% ( 8.5% at December 31, 1995) the final payment is due in September 1999. As of December 31, 1995 the outstanding balance of such note was $236,199 of which $54,551 has been classified as a current liability in the accompanying balance sheet.

     Minimum annual principal repayments of long term debt by year are as follows: 1996-$93,684, 1997- $60,355 , 1998 -$66,701 , 1999-$54,592.

11.  Income Taxes

     No provision for income taxes was recorded for the three years ended December 31, 1995 due to net operating losses incurred. Net operating loss carry forwards for U.S. tax purposes of approximately $47,500,000 expire from 2000 through 2010.

     The Company's gross deferred tax assets of $19,387,000 and $16,297,000 at December 31, 1995 and 1994, respectively, represent primarily the tax effect of both the net operating loss carry forwards and deferred research and development costs and, research and development tax credit carry forwards. As a result of previous business combinations and changes in stock ownership, substantially all of these net operating loss and credit carry forwards are subject to substantial restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------






12.  Commitments and Contingencies

     Legal  proceedings
     On October 27, 1995, the Company commenced an action in Supreme Court, New York County (the "Court"), against Dr. Nicholas Bodor, a former director of the Company, seeking to enjoin Dr. Bodor from taking any steps to terminate or interfere with the Company's rights under an agreement (the "License Agreement") with Dr. Bodor relating to LotemaxTM. Dr. Bodor claims that the advances against future revenues of LotemaxTM received by the Company under its Marketing Agreement with Bausch & Lomb are an up front licensing fee of which Dr. Bodor is entitled to receive a portion and that the failure to pay would constitute grounds for terminating the License Agreement. Dr. Bodor also claims that the Marketing Agreement is actually a sublicense entitling Dr. Bodor to additional royalties under his License Agreement and in response has commenced a separate action seeking judicial clarification of these issues. If successful in all aspects of the litigation, Dr. Bodor could possibly receive approximately $750,000 based on advances received by the Company as of December 31, 1995, and a similar amount based on advances received by the Company in 1996, as well as a higher royalty percentage on sales of LotemaxTM.

     The Company strongly disagrees with Dr. Bodor's characterization of the Marketing Agreement and believes his interpretation is incorrect and has no merit. To prevent Dr. Bodor from wrongfully terminating the License Agreement, the Company commenced the action to protect its rights under both the License Agreement and the Marketing Agreement.

     In a Memorandum Decision obtained by the Company in February 1996, the Court ruled in favor of the Company on both motions, granting the Company's motion for a preliminary injunction and denying Dr. Bodor's motion to dismiss. The Court instructed the parties to submit a proposed order implementing the terms of the Court's Memorandum Decision and affidavits regarding an appropriate undertaking (bond) by the Company pending a final determination of the action. Although the Company intends to vigorously defend its position related to this matter and believes its position is correct in this dispute and that it will prevail, an adverse determination or resolution of this dispute could have a material adverse effect on the Company's financial position and results of operations.

     In March 1995, the Company was named as an additional co-defendant in an amended complaint filed in a pending purported class action suit against David Blech, D. Blech & Co. and a number of other defendants, including eleven publicly traded biotechnology companies. The complaint seeks damages for alleged unlawful manipulation of the stock market prices of the named biotechnology companies. The Company believes that the claims against it have no factual or legal basis and are without merit and has filed a motion to dismiss the claims asserted against it. The Company's motion to dismiss (along with motions to dismiss by numerous other Defendants) was argued and submitted before United States District Court on November 9, 1995 and a decision has not yet been rendered by the Court. Management believes that the ultimate outcome will not have a significant impact on the Company's financial position or results of operations.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------





     Management has reviewed with counsel all other actions and proceedings pending against or involving the Company. Although the ultimate outcome of such actions and proceedings cannot be predicted with certainty at this time, management believes that losses, if any, in excess of amounts accrued resulting from those actions will not have a significant impact on the Company's financial position or results of operations.

     Leases
     The Company leases research and office facilities in Israel and Florida which are used in operation of the Company's research and administration activities. The Florida facility which serves as a research and development facility as well as the corporate headquarters is leased under an agreement which expires in November 1996 and can be renewed at the Company's option for two additional one year periods. The research and development facility in Israel is leased under an agreement which expires in May 1998 but may be terminated at the Company's option in May 1997.

     The Company also has a long term lease on office facilities in New York, which previously served as the Company's executive headquarters, which expires in March 2000. In conjunction with relocating its corporate headquarters, the Company entered into a non-cancelable sublease agreement for this facility. Such sublease expires in March 2000. The anticipated shortfall between future lease payments to be made by the Company and income to be received under the sublease amounts to $36,000 and has been reflected as a liability in the accompanying balance sheet at December 31, 1995.

     Oculon Corporation leased office and research facilities in Cambridge, Massachusetts and Seattle, Washington under long term lease agreements which expire in July and October 1999, respectively. The Company has entered into subleases for these facilities. The sublease for the Seattle facility is non-cancelable and expires in October 1999. There is no difference between the anticipated minimum payments to be made under the lease agreement and the minimum sublease income to be received under the sublease agreement. The Cambridge facility is subleased under a non-cancelable agreement which expires on December 31, 1996. Minimum sublease income to be received under the non-cancelable sublease amounts to $241,000. Minimum future payments under the lease agreement for the
     Cambridge facility amount to $815,000. Management expects that in the normal course of business that the sublease which expires in December 1996 will be replaced by a new sublease. The Company has recorded a liability based upon management's estimate of the amount by which future payments to be made under the lease agreement are expected to exceed contractual and estimated future sublease income. As of December 31, 1995, such estimated liability amounted to $185,000, of which $90,000 is reflected as a current liability. It is possible that the Company will not be successful in obtaining a new sublease after December 1996, or if successful, that such rental income will be insufficient to cover the Company's minimum rental payments. If the Company is not successful, additional provisions will be required.

     All of the leases and subleases described above call for base rentals, payment of certain building maintenance costs (where applicable) and future increases based on the consumer price indices.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------




     At December 31, 1995 the future minimum lease commitments and sublease rental receivables with respect to non-cancelable operating leases with terms in excess of one year are as follows:

                                       Lease             Sublease
                                       Commitments       Rentals
                                       -----------       -------

                           1996         $1,017,626       590,600

                           1997            777,726       373,517
                           1998            777,726       373,517

                           1999            387,323       315,269

                           2000             35,131        35,131
                                        ----------       -------

                                        $2,995,532    $1,688,034
                                        ==========    ==========

     Rent expense during 1995, 1994 and 1993 amounted to $542,885, $488,136, and $316,602, respectively. Rent expense in 1995 is net of $88,698 of sublease income.

     In connection with the sublease of the Seattle facility the Company's subsidiary Oculon Corporation leases certain leasehold improvements to a third party under a sublease agreement. As of December 31, 1995, the present value of such payments of $206,407 is reflected in the accompanying balance as $146,100 in other assets and the current portion of $60,307 in prepaid expenses and other current assets. Future payments to be received under this leasehold improvements sublease are as follows: $81,318 each in 1996, 1997 and 1998 and $64,387 in 1999.

     Manufacturing agreement
     The Company has a five year agreement with a foreign company to manufacture bulk quantities of the drug product which will be used in Lotemax(TM), the Company's lead product. As of December 31, 1995, the Company has a non-cancellable commitment to purchase approximately $750,000 in 1996, payable in a foreign currency. In the event the Company does not receive approval from the FDA or other countries to market its Lotemax(TM) or line extension products, the active drug substance required to be purchased pursuant to this commitment could have little or no value to the Company.

     Consulting contracts and employment agreements
     In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
------------------------------------------





     Dividend restrictions
     Dividends may be paid by the Company's subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 1995, 1994 or 1993. The Company does not intend to pay a cash dividend in the foreseeable future.

15.  Employee Benefit Plan
     The Company has a 401-k defined contribution profit-sharing plan covering certain employees. Contributions to the plan are based on salary
     reductions  by   the  participants,  matching  employer   contributions  as
     determined by the Company, and allowable discretionary contributions, as determined by the Company's Board of Directors, subject to certain limitations. Contributions by the Company to the plan amounted to $10,731, $16,890 and $6,559 in 1995, 1994 and 1993 respectively.

16.  Estimated Fair Value of Financial Instruments
     The estimated fair value of financial instruments has been determined based upon available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company might realize in a current market exchange. The use of different market assumptions and or estimation methodologies may have a material effect on the estimated fair value.

     The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses are reasonable estimates of their fair values. The estimated fair value of investment in sublease is not materially different from its carrying value for financial statement purposes at December 31, 1995. In making this determination the Company used interest rates based upon the credit worthiness of the sublessor. Due to the uncertainty of the timing of future product sales it is not practical to estimate the fair value of advances against future sales which have a carrying value $1,877,141 at December 31, 1995.