Form 10-K/A
period 1995-12-31
PHARMOS CORP
filed 1996-04-29
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K\A

                             AMENDMENT NO. 1 TO FORM 10-K


                                 Pharmos Corporation
                  _________________________________________________
                (Exact name of registrant as specified in its charter)

                 The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:

                 Exhibit 27 -- Financial Data Schedule.

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



          Date:    April 25, 1996            PHARMOS CORPORATION
                                             _________________________
                                             Registrant


                                             By: /s/ S. Colin Neill
                                                ___________________________
                                             S. Colin Neill,
                                             Acting Chief Financial
                                             Officer