Form 10-Q
period 1996-03-31
PHARMOS CORP
filed 1996-05-01
CIK 713275

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1996

                 Commission file number 0-11550


                      Pharmos Corporation
     (Exact name of registrant as specified in its charter)

            Nevada                       36-3207413
(State or other jurisdiction of      (IRS Employer Id. No.)
incorporation or organization)

                      2 Innovation Drive
                    Alachua, Florida 32615
           (Address of principal executive offices)

Registrant's telephone number, including area code: (904) 462-1210



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.



     As of April 19, 1996, the Registrant had outstanding
29,219,969 shares of its $.03 par value Common Stock.

Pharmos Corporation
(Unaudited)

Consolidated Balance Sheets
- -------------------------------------------------------------------------------
                                                 March 31,        December 31,
                                                   1996               1995
Assets
    Cash and cash equivalents                  $  7,715,332       $  7,442,791
    Prepaid expenses and other current assets       591,152            477,393
                                               ------------       ------------
        Total current assets                      8,306,484          7,920,184
    Fixed assets, net                               821,148            855,456
    Other assets                                    281,465            301,704
    Intangible assets, net                          372,679            384,310
                                               ------------       ------------
        Total assets                           $  9,781,776       $  9,461,654
                                               ============       ============
Liabilities and Shareholders' Equity
    Accounts payable                           $    661,395       $    739,356
    Accrued wages and other compensation            245,203            205,336
    Accrued expenses and other liabilities          563,714            516,034
    Current portion of long term debt                79,921             93,684
                                               ------------       ------------
        Total current liabilities                 1,550,233          1,554,410

    Long term debt                                  162,686            181,648
    Other liabilities                               159,458            235,479
    Advances against future sales                 4,000,000          1,877,141
                                               ------------       ------------
        Total liabilities                         5,872,377          3,848,678
                                               ------------       ------------
Shareholders' Equity
    Preferred stock, 1,250,000 shares
       authorized, none issued
    Common stock, $.03 par value; 50,000,000
       shares authorized, 29,238,325 and
       29,149,039 shares issued, and
       29,219,969 and 29,130,683 shares
       outstanding, respectively                    877,149            874,471
    Paid in capital in excess of par             58,812,119         58,763,797
    Accumulated deficit                         (55,779,318)       (54,024,741)
                                               ------------       ------------
                                                  3,909,950          5,613,527
    Less: Common stock held in treasury,
       at par                                          (551)              (551)
                                               ------------       ------------
        Total shareholders' equity                3,909,399          5,612,976
                                               ------------       ------------
    Commitments and contingencies
        Total liabilities and shareholders'
           equity                              $  9,781,776       $  9,461,654
                                               ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Operations
- -------------------------------------------------------------------------------
                                                     Three Months Ended
                                                 March 31,          March 31,
                                                   1996               1995
Revenues
    License fees, royalties, net                                  $     55,000
                                               ------------       ------------
                                                                        55,000
                                               ------------       ------------
Expenses
    Research and development, net              $  1,138,738          1,726,599
    Patents                                          52,370            211,455
    General and administrative                      537,139            747,038
    Depreciation and amortization                    86,333             98,695
                                               ------------       ------------
                                                  1,814,580          2,783,787
                                               ------------       ------------

Loss from operations                             (1,814,580)        (2,728,787)
                                               ------------       ------------

    Interest income                                  78,601             25,338
    Interest expense                                (18,598)           (40,567)
    Other income                                                         2,456
                                               ------------       ------------
Net loss                                       $ (1,754,577)      $ (2,741,560)
                                               ============       ============

Loss per share                                 $       (.06)      $       (.19)
                                               ============       ============

Weighted average shares outstanding              29,210,048         14,613,370
                                               ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Cash Flows
- --------------------------------------------------------------------------------
                                                     Three Months Ended
                                                 March 31,          March 31,
                                                   1996               1995

Net loss                                       $ (1,754,577)     $  (2,741,560)
                                               ------------       ------------
Adjustments to reconcile net loss to net
cash flow provided by (used in) operating
activities
    Depreciation and amortization                    86,333             98,695

Changes in operating assets and liabilities
    Prepaid expenses and other current assets       (93,520)           162,001
    Accounts payable                                (77,961)          (349,370)
    Accrued expenses, wages and other
       liabilities                                   11,526            222,318
    Advances against future sales                 2,122,859
                                               ------------       ------------
        Total adjustments                         2,049,237            133,644
                                               ------------       ------------
Net cash flows provided by (used in)
operating activities                                294,660         (2,607,916)
                                               ------------       ------------

Cash flows from investing activities
    (Purchases) disposals of fixed assets, net      (40,394)             4,250
                                               ------------       ------------
Net cash flows provided by (used in)
investing activities                                (40,394)             4,250
                                               ------------       ------------

Cash flows from financing activities
    Proceeds from issuance of convertible
       debentures                                                    1,270,000
    Proceeds from exercise of warrants               51,000
    Increase (decrease) in loans payable, net       (32,725)            68,349
                                               ------------       ------------
Net cash flows provided by financing
activities                                           18,275          1,338,349
                                               ------------       ------------

Net increase (decrease) in cash and cash
equivalents                                         272,541         (1,265,317)

Cash and cash equivalents at beginning of
period                                            7,442,791          1,864,065
                                               ------------       ------------

Cash and cash equivalents at end of period     $  7,715,332       $    598,748
                                               ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)


Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

    These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.  Liquidity and Business Risks

    The Company currently has no sources of recurring revenues and has incurred operating losses since its inception. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses associated with the Company's operations. The Company expects that operating losses will continue for at least the next few years as product development, clinical testing and other operations continue. The Company currently funds its operations principally through the use of cash obtained from third party financing. Management believes that existing cash and cash equivalents combined with anticipated cash inflows from investment income, grants and advances pursuant to the Marketing Agreement (See Note 3), will be sufficient to support operations into the first quarter of 1997. The Company is continuing to actively pursue various funding options, including equity offerings, commercial and other borrowings, strategic corporate alliances and business combination transactions, the establishment of product related research and development limited partnerships, or a combination of these methods for obtaining the additional financing that would be required to continue the research and development necessary to complete the development of its products and bring them to commercial markets.

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

3.  Marketing Agreement

    On June 30, 1995, the Company signed a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to market Lotemax(Trademark), the Company's lead product candidate, on an exclusive basis in the United States. As described in Notes 1 and 2, this product candidate is pending FDA approval. The Marketing Agreement also includes Lotemax(Trademark) line extension products currently being developed by the Company. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (Loteprednol Etabonate) from the Company and provide the Company with $4 million in cash advances through March 1996. An additional $2 million in advances may be made subject to reaching certain development milestones in the Lotemax(Trademark) line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.

    As of March 31, 1996, the Company has received $4,000,000 in advances against future sales to Bausch & Lomb of the active drug substance (needed to manufacture the drug). Bausch & Lomb will be entitled to credits against such future purchases of the drug substance based on the advances and future advances until the advances have been recouped. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. Advances received through March 31, 1996 are reflected as a long term liability in the accompanying balance sheet as, in the opinion of management, no recoupment of such advances is expected to occur in the next twelve months.

4.  Shareholders' Equity, Warrants, Stock Options and
    Certain Related Party and Other Financing Transactions

    In January 1996 the Company issued 89,286 shares of its Common Stock as a result of the exercise of warrants to purchase shares of the Company's Common stock. Of this amount 75,000 shares were issued at an exercise price of $.52 per share and 14,286 shares were issued at an exercise price of $.84 per share.

5.  Commitments and Contingencies

    Legal proceedings

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

6.  Subsequent Events

    On April 26, 1996 the Company's Board of Directors approved the terms of a settlement of the litigation initiated by the Company in October 1995 against Dr. Nicholas Boder regarding its licensing of its ophthalmic anti-inflammatory drug, Loteprednol Etabonate ("Lotemax(Trademark)").
    The Company and Dr. Bodor agreed to discontinue with prejudice all pending actions in New York and Florida.

    The settlement involves the Company making a lump sum payment on May 1, 1996 as an advance to Dr. Bodor, such amount being based on 14.33% of advances received by the Company from Bausch & Lomb (See Note 3). Dr Bodor will also receive advances at the rate of 14.33% on future advances and other non-royalty payments from Bausch & Lomb or other parties with whom the Company enters into marketing or similar arrangements for the licensed technologies.

    All advances made to Dr. Bodor will be offset against agreed-upon royalty payments to be made to Dr. Bodor based on the net selling price of Bausch & Lomb or other marketing partners.

    The Company retains the exclusive right to make and use Lotemax(Trademark) and line extension products in the territory covered by the License, which includes the United States, Canada and substantially all of Western Europe.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

Overview

     The Company has generated limited revenues from product sales and is dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of $55,779,318 through March 31, 1996. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, merger and acquisition costs, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional operating losses over the next several years as the Company's research and development and clinical trials programs continue. The Company's ability to achieve profitability is dependent on its ability to develop and obtain regulatory approvals for its products, to enter into agreements for product development and commercialization with strategic corporate partners and to develop the capacity to manufacture and sell its products, and to secure additional financing.

Results of Operations

Quarters Ended March 31, 1996 and 1995

     Total revenues decreased by $55,000 from 1995. Revenues in 1995 related to a fee the Company received as a result of sublicensing certain technologies which were not being actively developed by the Company.

     Total operating expenses decreased by $969,207, or 35%, from $2,783,787 in 1995 to $1,814,580 in 1996 primarily due to decreases in research and development expenses, patent expenses and general and administrative expenses.

     Research and development expenses decreased by $587,861, or 34%, primarily due to Bausch & Lomb reimbursing the Company for 50% of the costs of the ongoing clinical trial costs related to Lotemax(Trademark) and line extension products as well as cost savings actions taken by the Company in March 1995 that included staff reductions and focusing ongoing research and development activities on the products of the Company which were closest to commercialization.

     Patent expenses decreased by $159,085, or 75%, compared to 1995. This decrease reflects a return to more normalized levels of patent expenses as early 1995 was impacted by costs of defending patent challenges related to technologies licensed by the Company.

     General and administrative expenses decreased by $209,899, or 28%, in 1996 primarily reflecting the impact of the cost savings which resulted from the Company's decisions in late 1994 and early 1995 to eliminate staff and relocate its corporate headquarters from New York to Alachua, Florida.


     Net interest income in 1996 of $60,003 represented a change of $75,232 compared to net interest expense of $15,229 in 1995. This change reflects the Company's higher level of investible funds in 1996 along with interest expense in 1995 including interest on the convertible debentures issued by the Company in February 1995 and converted into Common Stock by July 1995.

     The net loss for 1996 of $1,754,577 reflected a decrease of $986,983, or 36%, from the net loss of $2,741,560 for the 1995 period. The decrease in operating expenses described above accounted for substantially all of this decrease.


Liquidity and Capital Resources

     The Company currently has no sources of recurring revenues and has incurred operating losses since its inception and has financed its operations with public and private offerings of securities, a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, and interest income.

     The Company had working capital of $6.8 million, including cash and cash equivalents of $7.7 million as of March 31, 1996. Management believes that existing cash and cash equivalents combined with additional cash inflows from investment income, grants and advances pursuant to the Marketing Agreement described below, will be sufficient to support operations into the first quarter of 1997. Management believes that additional funding will be required to fund operations until, if ever, profitable operations can be achieved. Therefore, the Company is continuing to actively pursue various funding options, including additional equity offerings, commercial and other borrowings, strategic corporate alliances and business combination transactions, the establishment of product related research and development limited partnerships, or a combination of these methods for obtaining the additional financing that would be required to continue the research and development necessary to complete the development of its products and bring them to commercial markets.

     During the first quarter of 1996 the Company received $2.1 million in cash advances as provided for under the Marketing Agreement with Bausch & Lomb,
bringing the total of such advances to $4 million.   An additional $2 million in
advances may be made subject to reaching certain development milestones in the Lotemax(Trademark) line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available
amounts up to 50% of the Phase III clinical trial costs.   Under the Marketing
Agreement, Bausch & Lomb will purchase the active drug substance and will be entitled to credits against such future purchases of the drug substance based on the advances and future advances until the advances have been recouped. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance.

     In connection with the settlement of the dispute with Dr. Bodor, on May 1, 1996, the Company paid Dr. Bodor 14.33% of advances received from Bausch & Lomb under the Marketing Agreement. Such payment represents advances to Dr. Bodor against future royalties on sales of Lotemax. Management believes that this payment will not significantly effect the Company's ability to fund operations into the first quarter of 1997.

                                        Part II

                                   Other Information

Item 1   Legal Proceedings

         On April 26, 1996 the Company's Board of Directors approved the terms of a settlement of the litigation initiated by the Company in October 1995 against Dr. Nicholas Bodor regarding its licensing of its ophthalmic anti-inflammatory drug, Loteprednol Etabonate
         ("Lotemax(Trademark)"). The Company and Dr. Bodor agreed to discontinue with prejudice all pending actions in New York and Florida.

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

Item 5   Other Information                                      NONE

Item 6   Exhibits and Reports on Form 8-K

     Reports on Form 8-K

     (A) The Company's Current Report on Form 8-K, dated February 15, 1996, filed pursuant to Section 13 of the Exchange Act.

     (B) The Company's Current Report on Form 8-K, dated April 18, 1996, filed pursuant to Section 13 of the Exchange Act.

     Exhibits                                                  NONE




                            SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PHARMOS CORPORATION

Dated: May 1, 1996                  by: /s/ S. Colin Neill
                                        ------------------------------
                                        S. Colin Neill
                                        Acting Chief Financial Officer