Form 10-Q
period 1996-06-30
PHARMOS CORP
filed 1996-08-14
CIK 713275

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                      For the quarter ended June 30, 1996

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

         As of July 19, 1996, the Registrant had outstanding 29,219,969 shares of its $.03 par value Common Stock.

Pharmos Corporation
(Unaudited)


Consolidated Balance Sheets
- --------------------------------------------------------------------------------------------------

                                                                      June 30         December 31
                                                                        1996              1995
                                                                    ------------      ------------
Assets
     Cash and cash equivalents                                      $  4,965,682      $  7,442,791
     Prepaid expenses and other current assets                           712,284           477,393
                                                                    ------------      ------------
          Total current assets                                         5,677,966         7,920,184

     Fixed assets, net                                                   763,337           855,456

     Prepaid royalties                                                   573,334
     Other assets                                                        259,855           301,704
     Intangible assets, net                                              361,048           384,310
                                                                    ------------      ------------
          Total assets                                              $  7,635,540      $  9,461,654
                                                                    ============      ============

Liabilities and Shareholders' Equity
     Accounts payable                                               $    847,537      $    739,356
     Accrued wages and other compensation                                238,779           205,336
     Accrued expenses and other liabilities                              410,959           516,034
     Current portion of long term debt                                    60,355            93,684
                                                                    ------------      ------------
          Total current liabilities                                    1,557,630         1,554,410


     Long term debt                                                      146,800           181,648
     Other liabilities                                                    84,265           235,479
     Advances against future sales                                     4,000,000         1,877,141
                                                                    ------------      ------------
          Total  liabilities                                           5,788,695         3,848,678
                                                                    ------------      ------------

Shareholders' Equity
     Preferred stock, 1,250,000 shares authorized, none issued
     Common stock, $.03 par value; 50,000,000 shares                     877,149           874,471
     authorized, 29,238,325 and 29,149,039 shares issued, and
     29,219,969 and 29,130,683 shares outstanding, respectively

     Paid in capital in excess of par                                 58,812,119        58,763,797
     Accumulated deficit                                             (57,841,872)      (54,024,741)
                                                                    ------------      ------------

                                                                       1,847,396         5,613,527
     Less: Common stock held in treasury, at par                            (551)             (551)
                                                                    ------------      ------------
          Total shareholders' equity                                   1,846,845         5,612,976
                                                                    ------------      ------------

     Commitments and contingencies
          Total liabilities and shareholders' equity                $  7,635,540      $  9,461,654
                                                                    ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Operations
- ------------------------------------------------------------------------------

                                                  Three Months Ended
                                             June 30             June 30
                                              1996                 1995

Revenues                                                      (see note 1)
     License fees, royalties, net                              $    20,000
                                                              ------------
Expenses
     Research and development, net         $ 1,450,961           1,026,682
     Patents                                    69,016             144,241
     General and administrative                563,972             642,577
     Depreciation and amortization              76,749              99,066
                                          ------------        ------------
                                             2,160,698           1,912,566
                                          ------------        ------------

Loss from operations                        (2,160,698)         (1,892,566)
                                          ------------        ------------

     Interest income                           124,227              11,217
     Interest expense                          (26,082)            (34,991)
                                          ------------        ------------
Net loss                                  ($ 2,062,553)       ($ 1,916,340)
                                          ============        ============

Loss per share                                   ($.07)              ($.10)
                                          ============        ============

Weighted average shares outstanding         29,219,969          20,033,911
                                          ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Operations
- ------------------------------------------------------------------------------

                                                Six Months Ended
                                           June 30            June 30
                                             1996               1995
Revenues                                                    (see note 1)

     License fees, royalties, net                           $     75,000
                                                            ------------

Expenses
     Research and development, net        $ 2,589,699          2,751,867
     Patents                                  121,386            355,696
     General and administrative             1,101,111          1,391,029
     Depreciation and amortization            163,082            197,761
                                         ------------       ------------
                                            3,975,278          4,696,353
                                         ------------       ------------

Loss from operations                       (3,975,278)        (4,621,353)
                                         ------------       ------------

     Interest income                          202,828             39,011
     Interest expense                         (44,680)           (75,558)
                                         ------------       ------------
Net loss                                 ($ 3,817,130)      ($ 4,657,900)
                                         ============       ============

Loss per share                                  (0.13)             ($.27)
                                         ============       ============

Weighted average shares outstanding        29,215,036         17,338,614
                                         ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)



Consolidated Statements of Cash Flows
- --------------------------------------------------------------------------------------------
                                                                    Six Months Ended
                                                                June 30,         June 30,
                                                                  1996             1995
                                                                               (see note 1)

Net loss                                                      ($3,817,130)     ($4,657,900)
                                                              -----------      -----------
Adjustments to reconcile net loss to net cash flows
used in operating activities
      Depreciation and amortization                               163,082          197,762
Changes in operating assets and liabilities
      Prepaid expenses and other current assets                  (193,042)         372,174
      Accounts payable                                            108,181         (661,347)
      Accrued expenses, wages and other liabilities              (222,846)         358,545
      Prepaid royalties                                          (573,334)

      Advances against future sales                             2,122,859        1,000,000
                                                              -----------      -----------
            Total adjustments                                   1,404,900        1,267,134
                                                              -----------      -----------
Net cash flows used in operating activities                    (2,412,230)      (3,390,766)
                                                              -----------      -----------

Cash flows from investing activities
      (Purchases) disposals of fixed assets, net                  (47,701)             287
                                                              -----------      -----------
Net cash flows provided by (used in) investing activities         (47,701)             287
                                                              -----------      -----------
Cash flows from financing activities
      Net cash proceeds from acquisition of Oculon                               3,072,426
      Proceeds from issuance of convertible debentures                           1,270,000
      Proceeds from exercise of warrants                           51,000
      Decrease in  loans payable, net                             (68,178)         (46,696)
                                                              -----------      -----------
Net cash flows provided by (used in) financing activities         (17,178)       4,295,730
                                                              -----------      -----------

Net increase (decrease) in cash and cash equivalents           (2,477,109)         905,251
                                                              -----------      -----------

Cash and cash equivalents at beginning of period                7,442,791        1,864,065
                                                              -----------      -----------

Cash and cash equivalents at end of period                    $ 4,965,682      $ 2,769,316
                                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
- -------------------------------------------------------------------------------

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The comparative numbers for 1995 have been restated to reflect the adjustments made in an amendment to Form 10-Q for the quarter ended September 30, 1995. In the amendment, the Company revised its accounting treatment for the acquisition of Oculon Corporation to reflect the transaction as an acquisition of net assets, rather than the purchase of a business with related goodwill. Other minor classifications have been made to conform with presentation in the 1995 Form 10-K.

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

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
- -------------------------------------------------------------------------------

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

     As described in Note 1, in March 1995, the Company submitted its first NDA. It is possible that FDA approval for this product candidate will not be granted on a timely basis or at all. Any delay in obtaining or failure to obtain such approval would materially and adversely affect the marketing of the Company's drug candidate and the Company's business, financial position and results of operations.

3.   Marketing Agreement

     On June 30, 1995, the Company signed a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to market Lotemax(TM), the Company's lead product candidate, on an exclusive basis in the United States. The Marketing Agreement also includes Lotemax(TM) line extension products currently being developed by the Company. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (Loteprednol Etabonate) from the Company and provide the Company with $4 million in cash advances through June 1996. An additional $2 million in advances may be made subject to reaching certain development milestones in the Lotemax(TM) line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.


     As of June 30, 1996, the Company has received a total of $4,000,000 in advances against future sales to Bausch & Lomb of the active drug substance needed to manufacture the drug. Bausch & Lomb will be entitled to credits against such future purchases of the drug substance based on the advances and future advances until the advances have been recouped. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. Advances received through June 30, 1996 are reflected as a long term liability in the accompanying balance sheet.

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

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
- -------------------------------------------------------------------------------

5.   Commitments and Contingencies

     Legal matters

     On April 26, 1996 the Company's Board of Directors approved the terms of a settlement of the litigation initiated by the Company in October 1995 against Dr. Nicholas Bodor regarding its licensing of its ophthalmic anti-inflammatory drug, Loteprednol Etabonate ("Lotemax(TM)"). The Company and Dr. Bodor agreed to discontinue with prejudice all pending actions in New York and Florida. In connection with the settlement of the dispute with Dr. Bodor, on May 1, 1996, the Company paid Dr. Bodor $573,334 of advances received from Bausch & Lomb under the Marketing Agreement. Such payment represents advances to Dr. Bodor against future royalties on sales of Lotemax.

     On June 6, 1996 the United States District Court, Southern District of New York granted Pharmos' motion to be dismissed from the Blech Securities class action suit. The Company had been named in March 1995, as an additional co-defendent in an amended complaint filed in a class action suit against David Blech, D. Blech & Co and a number of other defendents, including, eleven publicly traded biotechnology companies.

     Management has reviewed with counsel all other actions and proceedings pending against or involving the Company. Although the ultimate outcome of such actions and proceedings cannot be predictedwith certainty at this time, management believes that losses, if any, in excess of amounts accrued resulting from those actions will not have a significant impact on the Company's financial position or results of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

Overview

     The Company has generated limited revenues from product sales and is dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of $57,841,872 through June 30, 1996. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, merger and acquisition costs, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional operating losses over the next several years as the Company's research and development and clinical trials programs continue. The Company's ability to achieve profitability is dependent on its ability to develop and obtain regulatory approvals for its products, to enter into agreements for product development and commercialization with strategic corporate partners and to develop the capacity to manufacture and sell its products, and to secure additional financing.

Results of Operations

Quarter Ended June 30, 1996 and 1995

     Total revenues decreased by $20,000 from 1995. Revenues in 1995 related to fees the Company received as a result of sublicensing certain technologies which were not being actively developed by the Company.

     Total operating expenses increased by $248,132, or 13%, from $1,912,566 in 1995 to $2,160,698 in 1996 due to increases in research and development expenses partially offset by decreases in other expenses.

     Research and development expenses increased by $424,279, or 41%. The increase results from an additional Uveitis study for Lotemax(TM) and clinical phase III trials for the first Lotemax(TM) line extension project.

     Patent expenses decreased by $75,225 or 52%, compared to 1995. This decrease reflects a return to more normalized levels of patent expenses as mid 1995 was impacted by costs of defending patent challenges related to technologies licensed by the Company. Further, the Company has returned to the University of Florida, several patents whose technologies are not being pursued, resulting in reduced patent maintenance costs.

     General and administrative expenses decreased by $78,605 or 12%, in 1996 primarily reflecting the impact of the cost savings from 1995 relocation of the corporate headquarters from New York to Alachua, Florida.

     Net interest income in 1996 of $98,145 represented a change of $121,919 compared to net interest expense of $23,774 in 1995. This change reflects the Company's higher level of investible funds in 1996 along with higher interest expense in 1995 relating to primarily interest on the convertible debentures issued by the Company in February 1995 and converted into Common Stock by July 1995.

     The net loss for 1996 of $2,062,553 reflects an increase of $146,213, or 8%, from the net loss of $1,916,340 for the 1995 period. The increased research and development activities account for the increase in the net loss, offset by cost reductions in other areas.

Six Months Ended June 30, 1996 and 1995

     Total revenues decreased by $75,000 from 1995. Revenues in 1995 related to fees the Company received as a result of sublicensing certain technologies which were not being actively developed by the Company.

     Total operating expenses decreased by $721,075, or 15%, from $4,696,353 in 1995 to $3,975,278 in 1996 due to decreases in research and development expenses, patent expenses and general and administrative expenses.

     Research and development expenses decreased by $162,168, or 6%, primarily due to Bausch & Lomb reimbursing the Company for 50% of the costs of the ongoing clinical trial costs related to Lotemax(TM) and line extension products as well as cost savings actions taken by the Company in March 1995 that included staff reductions and focusing ongoing research and development activities on the products of the Company which were closest to commercialization.

     Patent expenses decreased by $234,310 or 66%, compared to 1995. This decrease reflects a return to more normalized levels of patent expenses as mid 1995 was impacted by costs of defending patent challenges related to technologies licensed by the Company. Further, the Company has returned to the University of Florida, several patents whose technologies are not being pursued, resulting in reduced patent maintenance costs.

     General and administrative expenses decreased by $289,918 or 21%, in 1996 primarily reflecting the impact of the cost savings which resulted from the Company's decisions in late 1994 and early 1995 to eliminate staff and relocate its corporate headquarters from New York to Alachua, Florida.

     Net interest income in 1996 of $158,148 represented a change of $194,695 compared to net interest expense of $36,547 in 1995. This change reflects the Company's higher level of investible funds in 1996 along with higher interest expense in 1995 relating to primarily interest on the convertible debentures issued by the Company in February 1995 and converted into Common Stock by July 1995.

     The net loss for 1996 of $3,817,130 reflected a decrease of $840,770, or 18%, from the net loss of $4,657,900 for the 1995 period. All expense catagories contributed to the decrease for the reasons discribed above.

Liquidity and Capital Resources

     The Company currently has no sources of recurring revenues and has incurred operating losses since its inception and has financed its operations with public and private offerings of securities, a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, and interest income.

     The Company had working capital of $4.1 million, and cash and cash equivalents of $4.9 million as of June 30, 1996. Management believes that existing cash and cash equivalents combined with anticipated cash inflows from investment income, grants and advances pursuant to the Marketing Agreement described below, will be sufficient to support operations into the first quarter of 1997. Management believes that additional funding will be required to fund operations until, if ever, profitable operations can be achieved. Therefore, the Company is continuing to actively pursue various funding options, including additional equity offerings, commercial and other borrowings, strategic corporate alliances and business combination transactions, the establishment of product related research and development limited partnerships, or a combination of these methods for obtaining the additional financing that would be required to continue the research and development necessary to complete the development of its products and bring them to commercial markets.

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

     In connection with the settlement of the dispute with Dr. Bodor, on May 1, 1996, the Company paid Dr. Bodor $573,334 of advances received from Bausch & Lomb under the Marketing Agreement. Such payment represents advances to Dr. Bodor against future royalties on sales of Lotemax. Management believes that this payment will not significantly effect the Company's ability to fund operations into the first quarter of 1997.

                                    Part II

                               Other Information

Item 1   Legal Proceedings

         On April 26, 1996 the Company's Board of Directors approved the terms of a settlement of the litigation initiated by the Company in October 1995 against Dr. Nicholas Bodor regarding its licensing of its ophthalmic anti-inflammatory drug, Loteprednol Etabonate
         ("Lotemax(TM)"). The Company and Dr. Bodor agreed to discontinue with prejudice all pending actions in New York and Florida.

         On June 6, 1996 the United States District Court, Southern District of New York granted Pharmos' motion to be dismissed from the Blech Securities class action suit. The Company had been named in March 1995, as an additional co-defendent in an amended complaint filed in a class action suit against David Blech, D. Blech & Co and a number of other defendents, including, eleven publicly traded biotechnology companies.


Item 2   Changes in Securities                                         NONE

Item 3   Defaults upon Senior Securities                               NONE

Item 4   Submission of Matters to Vote of Security Holders             NONE

Item 5   Other Information                                             NONE

Item 6   Exhibits and Reports on Form 8-K

         Reports on Form 8-K


         (A) The Company's Current Report on Form 8-K, dated April 18, 1996, filed pursuant to Section 13 of the Exchange Act.

         Exhibits                                                      NONE

                                SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PHARMOS CORPORATION

Dated: August 12, 1996                   by: /s/ S. Colin Neill
                                             ---------------------------------
                                             S. Colin Neill
                                             Acting Vice President Finance and
                                             Chief Accounting Officer