Form 10-Q
period 1996-09-30
PHARMOS CORP
filed 1996-11-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q


                 Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                       For the quarter ended September 30, 1996

                            Commission file number 0-11550


                                 Pharmos Corporation
                                 ___________________

                (Exact name of registrant as specified in its charter)



                        Nevada                            36-3207413
                        ______                            __________

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



                 As of November 1, 1996, the Registrant had outstanding 29,219,969 shares of its $.03 par value Common Stock.

      Pharmos Corporation
      (Unaudited)

      Consolidated Balance Sheets
      _______________________________________________________________________________________

                                                              September 30       December 31
                                                                  1996              1995
       Assets

          Cash and cash equivalents                           $ 4,868,623       $ 7,442,791

          Prepaid expenses and other current assets               637,818           477,393
                                                              ____________      ____________

                 Total current assets                           5,506,441         7,920,184

          Fixed assets, net                                       713,232           855,456

          Prepaid royalties                                       573,334

          Other assets                                            244,607           301,704

          Intangible assets, net                                  349,417           384,310
                                                              ____________      ____________

                 Total assets                                 $ 7,387,031       $ 9,461,654
                                                              ============      ============

       Liabilities and Shareholders' Equity

          Accounts payable                                    $   741,492       $   739,356

          Accrued wages and other compensation                    259,801           205,336

          Accrued expenses and other liabilities                  408,789           516,034

          Current portion of long term debt                        70,115            93,684
                                                              ____________      ____________

                 Total current liabilities                      1,480,197         1,554,410

          Long term debt                                          121,348           181,648

          Other liabilities                                        83,164           235,479

          Advances against future sales                         4,000,000         1,877,141
                                                              ____________      ____________

                 Total  liabilities                             5,684,709         3,848,678
                                                              ____________      ____________



       Shareholders  Equity

          Preferred stock, 1,250,000 shares authorized                 57
          Series A Convertible Preferred stock, $.03 par
          value, $1,000 Liquidation Preference, 1,900 and
          0 shares outstanding, respectively

          Common stock, $.03 par value; 50,000,000 shares         877,149           874,471
          authorized, 29,238,325 and 29,149,039 shares
          issued, and 29,219,969 and 29,130,683 shares
          outstanding, respectively

          Paid in capital in excess of par                     60,694,062        58,763,797

          Accumulated deficit                                 (59,868,395)      (54,024,741)
                                                              ____________      ____________

                                                                1,702,873         5,613,527

          Less: Common stock held in treasury, at par                (551)             (551)
                                                              ____________      ____________

                 Total shareholders' equity                     1,702,322         5,612,976
                                                              ____________      ____________

          Commitments and contingencies

                 Total liabilities and shareholders' equity   $ 7,387,031       $ 9,461,654
                                                              ============      ============



       The accompanying notes are an integral part of these consolidated financial statements.

       Pharmos Corporation
       (Unaudited)

       Consolidated Statements of Operations
       __________________________________________________________________________________

                                                          Three Months Ended
                                                 ____________________________________

                                                  September 30          September 30
                                                      1996                  1995
                                                                        (see note 1)
        Expenses

          Research and development, net            $ 1,386,219           $ 1,125,691

          Patents                                       66,118                64,422

          General and administrative                   545,289               497,612

          Depreciation and amortization                 77,357               123,580
                                                  _____________         _____________

                                                     2,074,983             1,811,305
                                                  _____________         _____________

        Loss from operations                        (2,074,983)           (1,811,305)
                                                  _____________         _____________

          Interest income                               62,233                79,708

          Interest expense                             (13,773)              (60,901)
                                                  _____________         _____________

        Net loss                                  ($ 2,026,523)         ($ 1,792,498)
                                                  _____________         _____________

        Loss per share                                   ($.07)                ($.08)
                                                  =============         =============

        Weighted average shares outstanding         29,219,969            23,591,795
                                                  =============         =============



       The accompanying notes are an integral part of these consolidated financial statements.

       Pharmos Corporation
       (Unaudited)

       Consolidated Statements of Operations
       ____________________________________________________________________________________

                                                             Nine Months Ended
                                                    ____________________________________

                                                      September 30         September 30
                                                          1996                 1995
                                                                           (see note 1)
        Revenues

          License fees, royalties, net                                     $    75,000
                                                                          _____________
        Expenses

          Research and development, net                $ 3,975,918           3,877,558

          Patents                                          187,504             420,118

          General and administrative                     1,646,400           1,888,639

          Depreciation and amortization                    240,439             321,342
                                                      _____________       _____________

                                                         6,050,261           6,507,657
                                                      _____________       _____________

        Loss from operations                            (6,050,261)         (6,432,657)
                                                      _____________       _____________

          Interest income                                  265,061             115,933

          Interest expense                                 (58,453)           (133,674)
                                                      _____________       _____________

        Net loss                                      ($ 5,843,653)       ($ 6,450,398)
                                                      =============       =============

        Loss per share                                      ($0.20)              ($.33)
                                                      =============       =============

        Weighted average shares outstanding             29,216,698          19,462,141
                                                      =============       =============

       The accompanying notes are an integral part of these consolidated financial statements.

       Pharmos Corporation
       (Unaudited)

       Consolidated Statements of Cash Flows
       _______________________________________________________________________________________________

                                                                           Nine Months Ended
                                                                  ___________________________________

                                                                    September 30       September 30
                                                                        1996               1995
                                                                                       (see note 1)
         Net loss                                                   ($5,843,653)        ($6,450,398)
                                                                    ____________        ____________

       Adjustments to reconcile net loss to net cash flows used in operating activities

          Depreciation and amortization                                 240,439             321,342

          Warrant grant to consultants                                                       48,333

       Changes in operating assets and liabilities

          Prepaid expenses and other current assets                    (103,328)            207,056

          Accounts payable                                                2,136            (968,051)

          Accrued expenses, wages and other liabilities                (205,095)            134,181

          Prepaid royalties                                            (573,334)

          Advances against future sales                               2,122,859           1,577,141
                                                                    ____________        ____________

            Total adjustments                                         1,483,677           1,320,002
                                                                    ____________        ____________

       Net cash flows used in operating activities                   (4,359,976)         (5,130,396)
                                                                    ____________        ____________

       Cash flows from investing activities

          (Purchases) disposals of fixed assets, net                    (63,322)            (36,573)
                                                                    ____________        ____________

       Net cash flows provided by (used in) investing activities        (63,322)            (36,573)
                                                                    ____________        ____________






       Cash flows from financing activities

          Net cash proceeds from acquisition of Oculon                                    3,305,543

          Proceeds from issuance of convertible debentures                                1,270,000

          Proceeds from issuance of Common Stock, net                                     8,100,000

          Proceeds from issuance of Preferred Stock, net              1,882,000

          Proceeds from exercise of warrants                             51,000              39,000

          Decrease in loans payable, net                                (83,870)           (106,588)
                                                                    ____________        ____________

       Net cash flows provided by (used in) financing                 1,849,130          12,607,955
                                                                    ____________        ____________

       Net increase (decrease) in cash and cash equivalents          (2,574,168)          7,440,986
                                                                    ____________        ____________

       Cash and cash equivalents at beginning of period               7,442,791           1,864,065
                                                                    ____________        ____________


       Cash and cash equivalents at end of period                   $ 4,868,623         $ 9,305,051
                                                                    ============        ============


       The accompanying notes are an integral part of these consolidated financial statements.

        Pharmos Corporation
        (unaudited)

        Notes to Condensed Consolidated Financial Statements
        _____________________________________________________________________


        1. Basis of Presentation

           Pharmos Corporation (the "Company") is a bio-pharmaceutical company incorporated under the laws of the state of Nevada and is engaged in the design and development of novel pharmaceutical products in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents for treatment of central nervous system ("CNS") disorders, systemic drugs designed to avoid CNS related side effects, and emulsion based products for topical and systemic applications. The Company uses a variety of patented and proprietary technologies to improve the efficacy and/or safety of drugs. The Company's compounds are in various stages of development, from preclinical to advanced clinical trials and in March 1995, the Company submitted its first New Drug Application ("NDA") with the U.S. Food & Drug Administration ("FDA"). The Company conducts operations in Alachua, Florida and through its wholly-owned subsidiary, Pharmos, Ltd., in Rehovot Israel.

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

           These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

           The comparative numbers for 1995 have been restated to reflect the adjustments made in an amendment to Form 10-Q for the quarter ended September 30, 1995. In the amendment, the Company revised its accounting treatment for the acquisition of Oculon Corporation to reflect the transaction as an acquisition of net assets, rather than the purchase of a business with related goodwill. Other minor reclassifications have been made to conform with presentation in the 1995 Form 10-K.

        Pharmos Corporation
        (unaudited)

        Notes to Condensed Consolidated Financial Statements
        _____________________________________________________________________


        2. Liquidity and Business Risks

           The Company currently has no sources of recurring revenues and has incurred operating losses since its inception. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses associated with the Company's operations. The Company expects that operating losses will continue for at least the next few years as product development, clinical testing and other operations continue. The Company currently funds its operations principally through the use of cash obtained from third party financing and from advances pursuant to the Marketing Agreement (See Note 3). Management believes that existing cash and cash equivalents combined with anticipated cash inflows from investment income, grants and advances pursuant to the Marketing Agreement, will be sufficient to support operations into the second quarter of 1997. The Company is continuing to actively pursue various funding options, including equity offerings, commercial and other borrowings, strategic corporate alliances and business combination transactions, the establishment of product related research and development limited partnerships, or a combination of these methods for obtaining the additional financing that would be required to continue the research and development necessary to complete the development of its products and bring them to commercial markets.

           As described in Note 1, in March 1995, the Company submitted its first NDA. It is possible that FDA approval for this product candidate will not be granted on a timely basis or at all. Any delay in obtaining or failure to obtain such approval would materially and adversely affect the marketing of the Company s drug candidate and the Company s business, financial position and results of operations.

        3. Marketing Agreement

           On June 30, 1995, the Company signed a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to market Lotemax (TM), the Company's lead product candidate, on an exclusive basis in the United States. The Marketing Agreement also includes Lotemax line extension products currently being developed by the Company. Pursuant to the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (Loteprednol Etabonate) from the Company and has provided the Company with $4 million in cash advances through September 1996. An additional $2 million in advances may be made

        Pharmos Corporation
        (unaudited)

        Notes to Condensed Consolidated Financial Statements
        _____________________________________________________________________

           subject to reaching certain development milestones in the Lotemax line extension products. Bausch & Lomb will also collaborate in the development of such additional products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.

           As of September 30, 1996, the Company has received a total of $4 million in advances against future sales to Bausch & Lomb of the active drug substance needed to manufacture the drug. Bausch & Lomb will be entitled to credits against such future purchases of the drug substance based on the advances and future advances until the advances have been recouped. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. Advances received through September 30, 1996 are reflected as a long term liability in the accompanying balance sheet.

           For the nine month period ended September 30, 1996, reimbursement of clinical trial costs from Bausch & Lomb were $1,174,428, including $263,183 which was included in prepaid expenses and other current assets as of September 30.


        4. Financing

           On September 30, 1996, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase Common Stock, with institutional investors generating gross proceeds of $1.9 million. The Preferred Stock is convertible into common shares of the Company based on the share price at the time of conversion. The 50,000 warrants issued to the investors are exercisable at a price of $1.75 per share, commencing one year after the closing for a three year period. The investors were granted limited rights to approve certain financing by the Company for 180 days from closing.

           In January 1996 the Company issued 89,286 shares of its Common Stock as a result of the exercise of warrants to purchase shares of the Company s Common Stock. Of this amount 75,000 shares were issued at an exercise price of $.52 per share and 14,286 shares were issued at an exercise price of $.84 per share.

        Pharmos Corporation
        (unaudited)

        Notes to Condensed Consolidated Financial Statements
        _____________________________________________________________________


        5. Commitments and Contingencies

           Legal matters

           On April 26, 1996 the Company s Board of Directors approved the terms of a settlement of the litigation initiated by the Company in October 1995 against Dr. Nicholas Bodor regarding its licensing of its ophthalmic anti-inflammatory drug, Loteprednol Etabonate ("Lotemax"). The Company and Dr. Bodor agreed to discontinue with prejudice all pending actions in New York and Florida. In connection with the settlement of the dispute with Dr. Bodor, on May 1, 1996, the Company paid Dr. Bodor $573,334 of advances received from Bausch & Lomb under the Marketing Agreement. Such payment represents advances to Dr. Bodor against future royalties on sales of Lotemax.

           On June 6, 1996 the United States District Court, Southern District of New York granted Pharmos motion to be dismissed from the Blech Securities class action suit. The Company had been named in March 1995, as an additional co-defendent in an amended complaint filed in a class action suit against David Blech, D. Blech & Co and a number of other defendents, including, eleven publicly traded biotechnology companies.

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


           OVERVIEW

                     The Company has generated limited revenues from product sales and is dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of $59,868,395 through September 30, 1996. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, merger and acquisition costs, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional operating losses over the next several years as the Company's research and development and clinical trials programs continue. The Company's ability to achieve profitability is dependent on its ability to develop and obtain regulatory approvals for its products, to enter into agreements for product development and commercialization with strategic corporate partners and to develop the capacity to manufacture and sell its products, and to secure additional financing.


           RESULTS OF OPERATIONS

           QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

                     Total operating expenses increased by $263,678, or 15%, from $1,811,305 in 1995 to $2,074,983 in 1996 primarily due to increases in research and development expenses.

                     Research and development expenses increased by $260,528, or 23% primarily due to costs relating to three phase III trials of Lotemax (one trial for Uveitis and two for Post Cataract Surgery). Bausch & Lomb reimbursements for clinical trials totaled $401,367 during the 1996 period thereby, reducing research and development expenses by this amount.

                     General and administrative expenses increased by $47,677 or 10%, in 1996 due to expenses relating to the September 1996 private placement and certain other administrative cost, partially offset by consolidation of all the USA operations to Alachua, Florida.

                     Depreciation and amortization expenses decreased by $46,223 due to the absence of any such expenses in the 1996 period for the New York facilities following its closing in late 1995, as well as reduced depreciation expenses relating to the Alachua, Florida operation.

                     Net interest income in 1996 of $48,460 represented an increase of $29,653 compared to net interest income of $18,807 in 1995. This change reflects lower interest expense in 1996 relating to interest on a note that was paid in full.



           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                     Total revenues decreased by $75,000 from 1995. Revenues in 1995 related to fees the Company received as a result of sublicensing certain technologies which were not being actively developed by the Company.

                     Total operating expenses decreased by $457,396, or 7%, from $6,507,657 in 1995 to $6,050,261 in 1996 due to decreases in patent expenses, general and administrative expenses, and depreciation and amortization.

                     Research and development expenses increased by $98,360, or 3%, primarily due to the costs of phase III clinical trials of Lotemax and LE-Allergy, partially offset by cost savings actions taken by the Company in March 1995 that included staff reductions and focusing on ongoing research and development activities on the products of the Company which were closest to commercialization. Bausch & Lomb reimbursements for clinical trials totaled $1,174,428 during the 1996 period thereby reducing research and development expenses by this amount.

                     Patent expenses decreased by $232,614 or 55%, compared to 1995. This decrease reflects a return to more normalized levels of patent expenses as mid 1995 was impacted by costs of defending patent challenges related to technologies licensed by the Company. Further, the Company has returned to an original patent holder, several patents whose technologies are not being pursued, resulting in reduced patent maintenance costs.

                     General and administrative expenses decreased by $242,239 or 13%, in 1996 primarily reflecting the impact of the cost savings which resulted from the Company's decisions in late 1994 and early 1995 to eliminate staff and relocate its corporate headquarters from New York to Alachua, Florida.

                     Depreciation and amortization expenses decreased by $80,903 due to the absence of any such expenses in the 1996 period for the New York facilities following its closing in 1995, as well as reduced depreciation expenses relating to the Florida operation.

                     Net interest income in 1996 of $206,608 represented an increase of $224,349 compared to net interest expense of $17,741 in 1995. This change reflects the Company's higher level of investible funds in 1996 along with higher interest expense in 1995 relating to interest on the convertible debentures issued by the Company in February 1995 and converted into Common Stock by July 1995 and a note that was paid in full.


           LIQUIDITY AND CAPITAL RESOURCES

                     The Company currently has no sources of recurring revenues and has incurred operating losses since its inception and has financed its operations with public and private offerings of securities, a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, and interest income.

                     The Company had working capital of $4 million, and cash and cash equivalents of approximately $4.8 million as of September 30, 1996. Management believes that existing cash and cash equivalents combined with anticipated cash inflows from investment income, grants and advances pursuant to the Marketing Agreement, will be sufficient to support operations into the second quarter of 1997. Management believes that additional funding will be required to fund operations until, if ever, profitable operations can be achieved. Therefore, the Company is continuing to actively pursue various funding options, including additional equity offerings, commercial and other borrowings, strategic corporate alliances and business combination transactions, the establishment of product related research and development limited partnerships, or a combination of these methods for obtaining the additional financing that would be required to continue the research and development necessary to complete the development of its products and bring them to commercial markets.

                                       Part II

                                  Other Information

        Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . .  NONE

        Item 2   Changes in Securities  . . . . . . . . . . . . . . .  NONE

        Item 3   Defaults upon Senior Securities  . . . . . . . . . .  NONE

        Item 4   Submission of Matters to Vote of Security Holders  .  NONE

        Item 5   Other Information  . . . . . . . . . . . . . . . . .  NONE

        Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . .  NONE

                                    SIGNATURE PAGE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHARMOS CORPORATION

        Dated:November 14, 1996           by:    /s/ Alan M. Mark
                                              ________________________

                                          Alan M. Mark,
                                          Acting Chief Financial Officer