Form 10-K
period 1996-12-31
PHARMOS CORP
filed 1997-03-31
CIK 713275

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended                       COMMISSION FILE NO. 0-11550
DECEMBER 31, 1996
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock at March 3, 1997 held by those persons deemed to be non-affiliates was approximately $46,500,000.

     As of March 3, 1997, the Registrant had outstanding 31,095,510 shares of its $.03 par value Common Stock.

                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

     Pharmos Corporation (the "Company") is an emerging pharmaceutical Company engaged in the discovery, design, development and commercialization of pharmaceuticals to meet significant therapeutic needs in major markets. The Company is developing pharmaceuticals in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents with a novel mechanism of action for the treatment of central nervous system (CNS) disorders, newly designed molecules to treat cancer, and emulsion-based products for topical and systemic applications. In February 1997, the Company submitted a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for its proprietary anti-inflammatory product (LE-A) for the treatment of ocular allergies. In March 1997, the Company amended its previously filed Lotemax(TM) (loteprednol etabonate 0.5% ophthalmic suspension) NDA with additional clinical data aimed at supporting approval for the treatment of additional ocular inflammatory indications. The Company has agreements with Bausch & Lomb Pharmaceuticals ("Bausch & Lomb") to market these two products, as well as a third product under joint development, in the United States, Europe, Canada and other selected countries. Dexanabinol (HU-211), the Company's lead CNS product aimed at treating stroke, head trauma and cardiac arrest is currently being studied in a Phase II clinical trial for severe head trauma. The Company's tamoxifen analog anti-cancer program is advancing in preclinical development.

STRATEGY

     The Company's business is the design of novel drugs with superior safety and efficacy profiles, initially targeted to ophthalmic and neurological disorders. The Company seeks to enter into collaborative relationships with established pharmaceutical companies to bring its products to market.

     The Company is developing pharmaceuticals which are designed to address unmet needs in certain markets and to exhibit superior efficacy and/or safety profiles over competing products in other markets. For example, many current anti-inflammatory ophthalmic drugs either have significant side effects, such as the elevation of intraocular pressure ("IOP") by steroids, or are drugs which are safer, but only moderately effective at reducing inflammation, such as non-steroidal anti-inflammatory drugs (NSAIDs). For many neurological indications, such as head trauma, there are no effective drug therapies available. In the case of cancer treatment, potential side effects make current therapies less desirable.

     The Company is applying its experience in drug design and its novel drug delivery technology in developing products directed at several fields including:
Site specific drugs for ophthalmic indications, neuroprotective compounds targeted at specific CNS biochemical pathways associated with neurological indications and systemic drugs designed to avoid CNS side effects and to have an excellent peripheral safety profile. The Company is also using proprietary lipid-based technologies, primarily submicron emulsions, to achieve better delivery routes.

PRODUCTS

     LOTEPREDNOL ETABONATE
     ---------------------

     Lotemax(TM) is the trade name of a drug product in a form of eye drop suspension in which the active compound is loteprednol etabonate ("LE"). The product is a unique steroid, designed to act in the eye and cure inflammatory and allergic conditions, and then, be deactivated to a predictable inactive metabolite once it reaches the inner eye or the systemic circulation. This pharmacological profile results in improved safety by avoiding the side effects related to exposure to most ocular steroids. In the eye, the most unwanted side effect of steroids is the elevation of IOP which is sight-threatening. While glucocorticoids, for lack of an alternative, are regularly used for severe inflammatory conditions of the eye; milder conditions, such as allergies, are preferentially treated with less potent non-steroidal agents. The Company believes that Lotemax(TM) and LE-A have demonstrated attractive safety and efficacy profiles in the treatment of ocular inflammatory and allergic conditions.

     An NDA for Lotemax(TM) (loteprednol etabonate ophthalmic suspension, 0.5%) for general ocular inflammatory indications was submitted to the FDA in March
1995.   Additional data relating to Phase III clinical trials of Lotemax for the treatment of uveitis and post operative eye inflammation was submitted to the
FDA in March, 1997.   In February of 1997, the Company filed a separate NDA for
LE-A (loteprednol etabonate ophthalmic suspension, 0.2%) for the treatment of seasonal allergic conjunctivitis. A combination of LE with the antibiotic tobramycin ("LE-T") for the treatment of inflammatory and infectious indications is in the preclinical development stage.

          On June 30, 1995, the Company entered into an agreement with Bausch & Lomb to market Lotemax(TM), LE-A and LE-T in the U.S. A second agreement, covering Europe, Canada and other selected countries, was signed on December 12, 1996 . Both agreements give Bausch & Lomb the right to purchase the "drug substance" from the Company, to manufacture the "drug product" and to assist the Company in developing the products. In 1995, the Company also signed an agreement with SIPSY Chemical Corporation for exclusive manufacturing of LE for sale to the Company.

     DEXANABINOL (HU-211)
     --------------------

     Dexanabinol (HU-211) is the Company's lead synthetic cannabinoid compound in a family of neuroprotective molecules originally designed to avoid the psychotropic and sedative spectrum of cannabinimetic agents, while retaining their beneficial properties as anti-emetics, analgesics and anti-glaucoma agents.

     It is now well established that the psychotropic effects of cannabinoids are mediated via stereo selective (-) preferring receptors. Dexanabinol is a (+) optical isomer and does not interact with cannabinoid receptors. It does, nevertheless, retain anti-emetic and anti-glaucoma properties. More importantly, it is also a stereo selective, non-competitive antagonist of the glutamate NMDA receptor channel with a unique safety profile, activation of which is believed to play a key role in secondary neuronal damage due to head trauma, stroke and cardiac arrest. The molecule also has free radical scavenging properties, and anti-inflammatory properties (involving inhibition of

TNF-[alpha] production). Both of these latter mechanisms are important for neuroprotection. Therefore, dexanabinol emerges as a unique modality to neuroprotection, combining three relevant mechanisms of action in a single molecule which act at different steps of the neurotoxic process in stroke, head trauma and potentially other indications.

     While head trauma and stroke are the highest priority indications for dexanabinol, its spectrum of activities has potential as a chronic neuroprotectant in other diseases such as glaucoma, Parkinson's and Alzheimer's diseases, as well as various other inflammatory conditions. Development of dexanabinol for these chronic indications is being explored at the preclinical level.

     In several animal models ( including closed head injury, focal and global forebrain ischemia and optic nerve crush), the drug has demonstrated significant neuroprotective activity. In these studies, a single injection of dexanabinol given after the insult suggests significant long term functional improvement and an increase in neuronal survival.

     In early 1996, a Phase I study of rising dose tolerance in healthy volunteers (30 subjects) showed dexanabinol to be safe and well tolerated at doses up to and including the expected therapeutic doses. Specifically, there were no hallucinations, sedation or blood pressure changes of the type reported with other glutamate antagonists. In late 1996, the Company started a Phase II study of head injured patients, which is targeted for completion in late 1997. This study, which is conducted at six medical centers in Israel in patients with moderate to severe head injury, has been reviewed and approved by the American Brain Institute Consortium (ABIC) and the European Brain Institute Consortium
(EBIC). As of March, 1997, there were 20 patients enrolled in the study which is expected to have a total enrollment of 40-60 patients.

     TAMOXIFEN ANALOGS
     -----------------

     Several diseases are currently treated with drugs that produce mild to dose-limiting CNS side effects. For instance, tamoxifen, which is used to treat breast cancer patients and has been suggested for use as a prophylactic agent in healthy women at risk of developing the disease, causes hot flashes and may be associated with cognitive and affective deficits as well. Additionally, corticosteroids, used to treat chronic inflammatory and auto-immune diseases, cause psychotic reactions in some patients and have been shown to cause selective neuronal death in animals. Neuropathic pain could be treated by certain systemic anesthetics, but the resulting CNS side effects make such therapy unsafe. These side effects could be addressed by designing drugs with limited passage to the brain through the blood brain barrier (BBB).

     In the light of this concept, several analogs of tamoxifen and lidocaine with poor CNS uptake have been synthesized and tested in several animal models. Tamoxifen methiodide, a permanently charged tamoxifen derivative, was tested in animals (nude mice) inoculated with human breast cancer cells. Treatment resulted in rapid arrest of growth followed by tumor regression. Growth arrest was also observed in estrogen-independent tumors. The rate and magnitude of response was higher than that seen with tamoxifen itself. The compound retains the anti-osteoporotic effects of tamoxifen in bone but is considerably less active than tamoxifen as a utero trophic agent, demonstrating an improved therapeutic profile as compared to the parent compound. Permanently charged lidocaine analogs suppress electrophysiological activities typical to neuropathic pain in vivo, similar to that achieved with the parent compound.

     Further preclinical pharmacology is underway to identify additional analogs of tamoxifen and to gain a fuller understanding of the mechanism of action anti-angiogenesis profile.

       PILOCARPINE-SME
       ---------------

     Pilocarpine-SME is an eye drop formulation of generic Pilocarpine in a submicron emulsion ("SME") for the treatment of glaucoma. The Company's SME technology, consisting of oily droplets in an aqueous medium, has demonstrated advantages over standard formulations in terms of reduced irritation and increased bioavailability in animal models as well as safety and efficacy in Phase I and certain Phase II clinical trials. Licensing arrangements are being sought to support development of this product.

     ADAPROLOL MALEATE
     -----------------

     The Company is seeking a licensing arrangement for continued development of Adaprolol Maleate, a beta blocker for the treatment of glaucoma with a predictable metabolic disposition in the systemic circulation. Systemic side effects of beta blockers limit the use of beta blockers in the elderly, cardiac patients and asthmatics.

     In 1994, the Company completed a Phase II clinical trial of Adaprolol Maleate with a control group treated with the standard beta blocker, Timolol, has shown an average of 18% reduction in IOP without the deleterious effect on mean arterial blood pressure experienced by the Timolol treated patients.


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

COLLABORATIVE RELATIONSHIPS

     The Company's commercial strategy is to develop products independently and, where appropriate, in collaboration with established pharmaceutical companies and institutions. Collaborative partners may provide financial resources, research and manufacturing capabilities and marketing infrastructure to aid in the commercialization of the Company's products in development and potential future products. Depending on the availability of financial, marketing and scientific resources, among other factors, the Company may license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit the Company's flexibility in pursuing alternatives for the commercialization of its products. There can be no assurance that the Company will establish any additional collaborative arrangements or that, it established, any such relationships will be successful.

     BAUSCH & LOMB.  On June 30, 1995, the Company signed a definitive agreement
     -------------
with Bausch & Lomb to manufacture and market Lotemax/TM/, the Company's lead product, in the United States upon receipt of FDA approval. The agreement includes two other loteprednol etabonate-based products (LE-A and LE-T) currently being developed by the Company. A second agreement signed December 12, 1996, extends Bausch & Lomb's rights to manufacture and market these products in Europe, Canada and other selected countries pending regulatory approval.

     Under the agreements, Bausch & Lomb will purchase the active drug substance from the Company and, as of March 1, 1997, has provided the Company with a total of $5 million in cash advances against future sales to Bausch & Lomb, with another $1 million due subject to receiving regulatory approval for LE-T in the United States. An additional $1.6 million in advances against future sales of Bausch & Lomb will be due to the Company following receipt of regulatory clearance in certain markets outside of the United States. Bausch & Lomb collaborates in the development of these products by making available amounts up to 50% of their Phase III clinical trial costs. The Company retains certain conditional co-marketing rights in the U.S. to all of the products covered by the marketing agreement.

     In a separate agreement completed in December 1996, Bausch & Lomb made a $2 million investment in the common stock of the Company.


PATENTS, PROPRIETARY RIGHTS AND LICENSES

     PATENTS AND PROPRIETARY RIGHTS
     ------------------------------

     Proprietary protection generally has been important in the pharmaceutical industry, and the commercial success of products incorporating the Company's technologies may depend, in part, upon the ability to obtain strong patent protection.

     Some of the technologies underlying the Company's potential products were invented or are owned by various third parties, including the University of Florida, Dr. Nicholas Bodor, and the Hebrew University of Jerusalem ("Hebrew University"). The Company is the licensee of these technologies under patents held by the applicable owner through licenses which generally remain in effect for the life of the applicable patent. The Company generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop its competitive position. The Company's policy is to protect its technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that it considers important to the development of its business. The Company intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products it develops. There can be no assurance that any additional patents will be issued, or if issued, that they will be of commercial benefit to the Company. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford.

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

      SITE-SPECIFIC DRUGS.  In the general category of site-specific drugs
      -------------------
which are active mainly in the eye and have limited systemic side effects, the Company has licensed several patents from Dr. Nicholas Bodor. The earliest patents date from 1984 and the most recent from 1996. Some of these patents cover loteprednol etabonate-based products and adaprolol maleate.

     NEUROPROTECTIVE AGENTS.  The Company has licensed from the Hebrew
     ----------------------
University, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering novel compounds which have demonstrated certain beneficial neuropharmacological activity while appearing to be devoid of most of the deleterious effects usually associated with this class of compounds. This group of patents has been designed to protect this family of compounds and their uses devised by the Company and the inventors. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 1997. These patents cover Dexanabinol, which is under development for the treatment of head trauma, stroke, and glaucoma. The Company has received notice of allowance for another of its U.S. patent applications relating to certain uses of analogs of this compound. Three additional U.S. patent applications are pending.

     TAMOXIFEN ANALOGS.  The Company has filed patent applications in the U.S.
     -----------------
and Israel, and has an international application, to protect pharmaceutical compositions of Tamoxifen Analogs and Tamoxifen Methiodide. In November 1996, the Company received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent with claims covering the use of permanently ionic derivatives of steroid hormones and their antagonists known as Tamoxifen Analogs. The patent also claims novel analogs of tamoxifen and other steroid hormones and their antagonists. The Company believes that these charged derivatives are superior to the parent compounds in that they are devoid of CNS side effects and show an overall improved pharmacological profile.

     EMULSION-BASED DRUG DELIVERY SYSTEMS.  In the general category of SubMicron
     ------------------------------------
Emulsion (SME) technology, the Company licensed two patents from the Hebrew University of Jerusalem ("Hebrew University") and has separately filed ten patent applications which are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by the Company and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SME technology date from 1986 and the most recent, from 1996. These patents cover Pilocarpine-SME, which is an improved formulation to treat glaucoma.

     LICENSES
     --------

     The Company's license agreements generally require the Company, as licensee, to pay royalties on sale of products developed from the licensed technologies, and fees on revenues the Company receives for sublicenses, where applicable. The royalty rates defined in the licenses are customary and usual in the pharmaceuticals industry. The royalties will be payable for periods up to fifteen years from the date of certain specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date in which FDA approval has been received for a developed product. Certain of the license agreements also require annual payments.

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

     The results of product development, preclinical studies and clinical studies and other information are submitted to the FDA in an NDA to seek approval for the marketing and interstate commercial shipment of the drug. With the NDA, a company must pay the FDA a user fee in excess of $200,000. Companies with less than 500 employees and no revenues from products may be eligible for an exception. This exception was granted to the Company in connection with the NDA for Lotemax/TM/ and reduces the fee by 50%, which is payable 12 months after the NDA is filed by the FDA. The FDA may refuse to file or deny an NDA if applicable regulatory requirements, such as compliance with Current Good Clinical Practice ("cGCP") requirements, are not satisfied or may require additional clinical testing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the requirements for approval. If the FDA does ultimately approve the product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer, and almost always seeks to require prior approval of promotional materials. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. After a product is filed for a given indication in an NDA, subsequent new indications or dosages for the same product are reviewed by the FDA via the filing and upon receipt of a Supplemental NDA ("sNDA") submission as well as payment of a separate user fee. The sNDA is more focused than the NDA and deals primarily with safety and effectiveness data related to the new indication or dosage, and labeling information for the sNDA indication or dosage. Finally, the FDA requires reporting of certain information, e.g., adverse experience reports, that becomes known to a manufacturer of an approved drug.

     Each domestic drug product manufacturing establishment must be registered with, and approved by, the FDA and must pay the FDA a registration fee and annual fee. In addition, each such establishment must inform the FDA of every drug product it has in commercial distribution and keep such list updated. Establishments handling controlled substances must be licensed and are inspected by the U.S. Drug Enforcement Agency ("DEA"). The Company has a current DEA license appropriate for handling the substances it uses in its facilities. Domestic establishments are also subject to inspection by the FDA for compliance with cGMP regulations after an NDA has been filed and thereafter, at least biennially. The labeling, advertising and promotion of drug products also must be in compliance with pertinent FDA regulatory requirements. Failure to comply with applicable requirements relating to production, distribution or promotion of a drug product can lead to FDA demands that production and shipment cease, and, in some cases, that product be recalled, or to enforcement actions that can include seizures, injunctions and criminal prosecution.

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

     There continue to be a number of legislative and regulatory proposals aimed at changing the health care system. It is uncertain what, if any, legislative proposals will be adopted or what actions federal or state agencies, or third party payors may take in response to any health care reform proposals or legislation. Although the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals may have on its business, the uncertainty surrounding such proposals could have a material adverse effect on the Company. Furthermore, the Company's ability to commercialize its potential product portfolio may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's potential products.

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

HUMAN RESOURCES

          As of March 1, 1997, the Company had 49 full time employees, 17 in the U.S. and 32 in Israel, of whom approximately 15 hold doctorate or medical degrees.

          The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppages and considers its employee relations to be excellent.

PUBLIC FUNDING AND GRANTS

          The Company's subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") for research and development of SME technology for injection and nutrition as well as for research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes. The Company has received approximately $1,600,000 under such agreements through December 31, 1996. Funding is repayable on the basis of royalties from the sale of products developed as a result of the research activities conducted with such funds. The obligation to pay royalties is limited to the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See "Conditions in Israel."

     The Company has received certain funding of approximately $810,000 from the Israel-U.S. Binational Industrial Research and Development Foundation to develop Lotemax/TM/ and LE-T. Funding is repayable on the basis of royalties from the sale of products developed as a result of the research activities conducted with such funds. The obligation to pay royalties is limited to 150% of the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel.

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


ITEM 3.   LEGAL PROCEEDINGS

     In April 1996, the Company reached a settlement with a former director of the Company regarding its licensing of LE. In October 1995, the Company commenced an action in Supreme Court, New York County, against this former director of the Company, seeking to enjoin him from taking any steps to terminate or interfere with the Company's rights under its License Agreement with him relating to LE. Pursuant to a Court-referenced mediation, the Company and the former director agreed to discontinue with prejudice all pending actions in New York and Florida. The settlement involved a lump sum advance payment to the former director, based on advances received by the Company from Bausch & Lomb Pharmaceuticals, Inc., with whom it has a marketing agreement for LE and line extension products, as well as additional advances based on future advances and other non-royalty payments from Bausch and Lomb or other parties with whom the Company enters into marketing or similar arrangements. The advances will be offset against agreed-upon royalty payments to be made to the former director based on the net selling price of Bausch & Lomb or other marketing partners.

     In June 1996, the United States District Court, Southern District of New York granted the Company's motion to be dismissed from a class action suit against David Blech, D. Blech & Co., Bear Stearns & Co., Inc. and certain other defendants, including the Company and ten other publicly traded biotechnology companies.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At its Annual Meeting held on December 18, 1996, the stockholders of the Company elected the following persons as directors of the Company to hold office until the next annual meeting of the stockholders or until their successors are duly elected and qualified: Haim Aviv (20,774,054 votes for and 1,981,630 votes against), Stephen C. Knight (22,664,456 votes for and 91,228 against), David Schlachet (22,665,956 votes for and 89,728 votes against), Marvin P. Loeb (22,662,631 votes for and 93,053 votes against), E. Andrews Grinstead, III (22,664,931 votes for and 90,753 votes against) and Fredric D. Price (22,666,431 votes for and 89,253 votes against). The stockholders of the Company also voted to reject a resolution to adopt the Company's 1996 Incentive and Non-Qualified Stock Option Plan as the resolution did not receive votes constituting a majority of the shares of Common Stock present and entitled to vote at the Annual Meeting (7,898,484 voted in favor, 2,713,302 voted against and the remainder abstained or were withheld).

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

Year ended December 31, 1996       HIGH    LOW
---------------------------------  -----  -----

   1st Quarter...................  $2.50  $1.38
   2nd Quarter...................   2.88   1.69
   3rd Quarter...................   2.00   1.22
   4th Quarter...................   1.78   1.16

   Year ended December 31, 1995     HIGH  LOW
---------------------------------  -----  -----

   1st Quarter...................  $1.37  $ .50
   2nd Quarter...................   2.75    .62
   3rd Quarter...................   3.19   1.50
   4th Quarter...................   2.56   1.22



     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On March 17, 1997, there were 322 record holders of the Common Stock of the Company and approximately 5,523 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in "street name".

     The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6.   SELECTED FINANCIAL DATA

                                                     Year Ended December 31,
                           ---------------------------------------------------------------------------
                               1996           1995            1994           1993            1992
                           -------------  -------------  --------------  -------------  --------------
Revenues, net              $              $     75,000   $       7,815   $     81,900   $     395,093
Operating expenses, net      (8,077,210)    (8,171,085)    (12,963,114)    (9,480,595)     (6,454,670)
Acquired research and                 -              -               -              -      (6,284,136)
 development
Merger and related                    -              -               -              -      (1,579,256)
 expenses                  ------------   ------------   -------------   ------------   -------------
Net loss                    ($8,077,210)   ($8,096,085)   ($12,955,299)   ($9,398,695)   ($13,922,969)
                           ============   ============   =============   ============   =============
Net loss per share               ($0.28)        ($0.37)         ($1.19)        ($1.24)         ($2.26)
                           ============   ============   =============   ============   =============

Total assets               $  7,468,293   $  9,461,654   $   4,289,416   $ 10,608,458   $  10,197,057
                           ============   ============   =============   ============   =============
Long term obligations      $  4,201,156   $  2,294,268   $      91,318   $    129,240               -
                           ============   ============   =============   ============   =============
Cash dividends declared               -              -               -              -               -
                           ============   ============   =============   ============   =============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has generated limited revenues from product sales and is dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of $62,101,952 through December 31, 1996. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, merger and acquisition costs, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional operating losses over the next several years as the Company's research and development and clinical trials programs continue. The Company's ability to achieve profitability is dependent on its ability to develop and obtain regulatory approvals for its products, to enter into agreements for product development and commercialization with strategic corporate partners and to develop the capacity to manufacture and sell its products, and to secure additional financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Total revenues decreased by $75,000 from 1995. Revenues in 1995 related to fees the Company received as a result of sublicensing certain technologies which were not being actively developed by the Company.

     Total operating expenses increased by $101,325, or 1%, from $8,253,666 in 1995 to $8,354,991 in 1996 due to increased research and development spending partially offset by lower general, administrative and other expenses.

     Research and development expenses increased by $936,563, or 19%, primarily due to significant spending on clinical trails in 1996. During the past year, the company initiated and completed Phase III clinical trials of Lotemax(TM) for the treatment of uveitis and post cataract surgery as well as Phase III clinical trials of LE-A for the treatment of seasonal ocular allergies. In October of 1996, the Company commenced a Phase II study of HU-211 for severe head injury. In February 1997, the Company submitted an NDA for LE-A and in March 1997, the Company amended and supplemented the previously filed NDA for Lotemax with the results of the 1996 clinical trials. The increased clinical trial expenses were partially offset by cost saving measures taken by the Company in early 1995 that focused research and development activities on products which were closest to commercialization. Bausch & Lomb net reimbursements for clinical trials totaled $1.2 million during 1996, thereby reducing research and development expenses by this amount.

     Patent expense decreased by $199,447, or 41%, in 1996. The company was able to reduce patent maintenance costs by returning to an original patent holder several patents covering technologies which are no longer being pursued. Further, the Company's in-house patent counsel now executes work previously undertaken by external patent attorneys.

     General and administrative costs decreased by $445,376, or 20%, in 1996. This reduction resulted primarily from the 1995 relocation of corporate headquarters from New York to the Company's existing facility in Alachua, Florida.

     Depreciation and amortization expenses decreased by $190,415, or 35%, in 1996 due to the absence in 1996 of depreciation of New York facilities following the 1995 closing, a write-off of certain leasehold improvements, as well as reduced depreciation relating to the Florida operation.

     Net interest income increased by $195,200 in 1996, reflecting the higher level of investable funds in 1996. In addition, the Company had higher interest expense in 1995 relating to interest on the convertible debentures issued by the Company in February 1995 , and converted into Common Stock by July 1995, and a note that was paid in full.

YEARS ENDED DECEMBER 31, 1995 AND 1994

     Total revenues increased by $67,185 from $7,815 in 1994 to $75,000 in 1995. This increase resulted from a fee the Company received as a result of sublicensing certain technologies which were not being actively developed by the Company. Revenues in 1994 related to sales of fine chemicals. The Company phased out the selling of speciality chemicals and no such revenues were received in 1995.

     Total operating expenses decreased by $4,782,795, or 37%, from $13,036,461 in 1994 to $8,253,666 in 1995 primarily due to decreases in research and development expenses, patent expenses and general and administrative expenses.

     Research and development expenses decreased by $2,931,323, or 37%, primarily due to certain clinical trials of the Company's lead product Lotemax(TM) being substantially completed in 1994; the Company submitted a New Drug Application ("NDA") for this product with the Federal Drug Administration ("FDA") in March 1995. Late in 1995, the Company began clinical trial testing on one of its Lotemax line extension products.

     Patent expenses decreased by $461,596, or 49%, in 1995. This decrease reflects a return to more normalized levels of patent expenses as 1994 was impacted by costs of defending patent challenges related to technologies licensed by the Company. In addition patent expenses in 1994 were impacted by costs associated with improving the Company's patent coverage for its lead product Lotemax(TM) and its Dexanabinol and Tamoxifen Methiodide compounds.

     General and administrative expenses decreased by $1,503,343, or 41%, in 1995 primarily reflecting the impact of the cost savings which resulted from the Company's decisions in late 1994 and early 1995 to eliminate staff and relocate its corporate headquarters from New York to Alachua, Florida. In 1994 the Company recognized costs of approximately $360,000 related to this restructuring primarily for severance and relocation expenses.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no sources of recurring revenues and has incurred operating losses since its inception and has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, and interest income.

     The Company had working capital of $4.0 million, including cash and cash equivalents of $5.1 million, as of December 31, 1996. In March 1997, the Company received an additional $1 million cash advance from Bausch & Lomb following the NDA submission for LE-A, $143,333 of which was subsequently advanced to the license holder. On March 31, 1997 the Company completed a $6 million private placement of convertible preferred stock and warrants. Management believes that existing cash and cash equivalents combined with additional cash inflows from investment income and grants will be sufficient to support operations into the first quarter of 1998. Management believes that additional funding will be required to fund operations until, if ever, profitable operations can be achieved. Therefore, the Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that would be required to continue the the development of its products and bring them to commercial markets.

     During 1996, the Company raised additional equity of $3.9 million through the issuance of common stock, convertible preferred stock and warrants. All net proceeds were available to fund the Company's operations. In addition, during 1996, the Company signed an international marketing agreement with Bausch & Lomb to market, upon regulatory approval, the Company's three leading ophthalmic products (including Lotemax(TM)) in Europe, Canada and other selected countries. Under this agreement, Bausch & Lomb will provide the Company with $1.6 million in cash advances upon receipt of regulatory approvals in these markets.

     Pursuant to the U.S. Marketing Agreement with Bausch & Lomb, as of March 31, 1997, the Company has received $5 million ($4 million as of December 31, 1996) in advances against future sales of the active drug substance (needed to manufacture the drug). Bausch & Lomb will be entitled to credits against such future purchases of the drug substance until the advances have been recouped. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors, officers and key employees of the Company are as follows:


Name                        Age                  Position
--------------------------  ---  ----------------------------------------

Haim Aviv, Ph.D.             56  Chairman, Chief Executive Officer, Chief
                                 Scientist and Director

Gad Riesenfeld, Ph.D.        53  President, Chief Operating Officer and
                                 Acting Secretary

Alan M. Mark                 37  Acting Chief Financial Officer and
                                 Acting Treasurer

Anat Biegon, Ph.D.           43  Vice President/Research and Development

Marvin P. Loeb               70  Director


E. Andrews Grinstead III     52  Director

Stephen C. Knight, M.D.      37  Director

David Schlachet              51  Director

Fredric D. Price             51  Director


     Haim Aviv, Ph.D., is Chairman, Chief Executive Officer, Chief Scientist and a Director of the Company and co-founded in 1990, Pharmos Corporation, a New York corporation ("Old Pharmos"), which merged into the Company on October 29, 1992 (the "Merger"). Dr. Aviv also served as Chairman, Chief Executive Officer, Chief Scientist and a Director of Old Pharmos prior to the Merger. Dr. Aviv was the co-founder in 1980 of Bio-Technology General Corp. ("BTG"), a publicly-traded company engaged in the development of products using recombinant DNA, its General Manager and Chief Scientist from 1980 to 1985, and a Director and Senior Scientific Consultant until August 1993. Prior to that time, Dr. Aviv was a professor of molecular biology at the Weizmann Institute of Science. Dr. Aviv is the principal stockholder of Avitek Ltd., a stockholder of the Company. Dr. Aviv is also an officer and/or significant stockholder of several privately-held Israeli pharmaceutical and venture capital companies and was recently appointed Chairman of the Israel National Committee for Biotechnology .

     Gad Riesenfeld, Ph.D., was named President and Acting Secretary in February 1997, and has served as Chief Operating Officer since March 1995. He served as Executive Vice President from December 1994 to February 1997, Vice President of Corporate Development and General Manager of Florida Operations from October 1992 to December 1994, and was employed by Pharmos Ltd. from March 1992 until the Merger. Prior thereto, he was engaged in free-lance consulting relating to the commercialization of intellectual property, primarily in the pharmaceutical and medical fields. From March 1990 through May 1991 Dr. Riesenfeld was a Managing Director of Kamapharm Ltd., a private company specializing in human blood products. Prior thereto, from May 1986, he was Managing Director of Galisar Ltd., a private company involved in extracorporeal blood therapy.

     Alan M. Mark became Acting Chief Financial Officer and Acting Treasurer of the Company in July 1996. Prior to joining the Company, Mr. Mark served as financial and strategic advisor to growing companies from 1995 to 1996. From 1991 to 1995, Mr. Mark was an investment banker at NatWest Markets in New York, serving most recently as Managing Director. From 1986 to 1990, Mr. Mark was a member of the corporate finance group at Drexel Burnham Lambert, serving most recently as Vice President. Mr. Mark received a BS from the Wharton School of the University of Pennsylvania and an MBA from Harvard Business School.

     Anat Biegon, Ph.D., has served as Vice President of Research and Development since December 1994. Dr. Biegon became head of Research and Development for the Company in 1994. From 1992 to 1994, Dr. Biegon was a director in Pharmos Ltd.'s Department of Pharmacology. From 1991 to 1992, she was a Staff Physiologist at the University of California at Berkeley's Lawrence Berkeley Laboratory, Division of Research Medicine and Radiation Biophysics. From 1990 to 1991, Dr. Biegon was a Research Associate Professor in the Department of Psychiatry at New York University Medical Center. From 1988 to 1990, she was an Associate Professor in the Department of Neurobiology at the Weizmann Institute of Science.

     Marvin P. Loeb, a Director, was Chairman of the Board of the Company (then known as Pharmatec, Inc.) from December 1982 through October 1992. He has been Chairman of Trimedyne, Inc. (and its subsidiaries), a publicly-held company engaged in the manufacture of lasers, optical fibers and laser delivery systems, since April 1981; a Director of Gynex Pharmaceuticals, Inc., from April 1986 until its merger with and into Biotechnology General Corporation in 1993, a publicly-held company engaged in the development and commercialization of pharmaceutical products; a Director of Petrogen, Inc., a privately-held company engaged in the genetic engineering of bacteria for cleanup of oil waste and toxic waste, from April 1987 to April 1992 (Chairman from November 1980 to December 1982 and from July 1983 to April 1987); Chairman of Automedix Sciences, Inc., an inactive, publicly-held company engaged in the development of products for treating cancer and other diseases, since September 1980; Chairman of Cardiomedics, Inc., a privately-held, development stage company engaged in the development of heart assist devices, from May 1986; Chairman of Xtramedics, Inc., a publicly-held company developing a feminine hygiene product, from November 1986 to February 1994 and a Director of Xtramedics from November 1986 until May 1994; Chairman of Ultramedics, Inc., an inactive, privately-held company developing blood treatment products, since November 1988; and President and Director of Marvin P. Loeb & Co. since 1965, and Master Health Services, Inc. since 1972, both of which are family-held companies engaged in licensing of inventions and financial consulting.

     E. Andrews Grinstead, III, a Director of the Company since 1991, is Chairman and Chief Executive Officer of Hybridon, Inc., a privately-held biotechnology company. Mr. Grinstead joined Hybridon in 1991. From 1987 to October 1990, he was Managing Director and group head of the life sciences group at PaineWebber, Inc. From 1986 to 1987, Mr. Grinstead was Managing Director
and group head of the life sciences group at Drexel Burnham Lambert.   From 1984
to 1986, he was a Vice President at Kidder, Peabody & Co., Inc., where he
developed the life sciences corporate finance specialty group.   Prior to his
seven years on Wall Street, Mr. Grinstead served in a variety of operational and executive positions with Eli Lilly & Company, most recently as general manager of Venezuelan Pharmaceutical, Animal Health and Agricultural Chemical Operations. Since 1991, Mr. Grinstead has served as a Director of EcoScience Corporation, a development-stage company engaged in the development of biopesticides. Since 1994, Mr. Grinstead has served as a member of the Board of Trustees for the Albert B. Sabine Vaccine Foundation, a 501(c)(3) charitable foundation dedicated to disease prevention. Mr. Grinstead was appointed to the President's Council of the National Academy of Sciences and the Institute of Medicine in 1992.

     Stephen C. Knight, M.D., a Director of the Company since November 10, 1994, is Vice President, Corporate Development and Strategic Planning, of Epix Medical, Inc. Prior to joining Epix Medical in July 1996, Dr. Knight was a Senior Consultant in the Process Industries section of the North American Management Consulting Directorate at Arthur D. Little, Inc. While working for Arthur D. Little, Dr. Knight went on a two-year assignment in the Arthur D. Little office in Brussels, Belgium. During the past five years, he has been involved in a variety of corporate and research and development strategic planning, technology assessment, and merger and acquisition studies in the pharmaceutical, biotechnology, health care information, medical equipment and diagnostic industries. Prior to joining Arthur D. Little, Dr. Knight worked as a consultant at APM, Inc. Dr. Knight has performed medical research at the National Institutes of Health, AT&T Bell Laboratories, and Yale and Columbia Universities.

     David Schlachet, a Director of the Company since December 15, 1994, is Chief Executive Officer at Strauss Holdings Ltd. and Vice President at Strauss Dairies Ltd. The Strauss Group is Israel's largest privately owned food manufacturer. Mr. Schlachet was Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel from 1990 to December, 1995. Mr. Schlachet was responsible for the Institute's administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. Mr. Schlachet is a Director of Taya Investment Company Ltd., an Israeli publicly-held investment company.

     Fredric D. Price, a Director of the Company since August 1996, is Chief Executive Officer and member of the Board of Directors of Applied Microbiology, Inc., a publicly-traded health care company engaged in the development of food ingredients, special dietary foods, and therapeutic agents that may be useful against infectious diseases. He is also a member of the Executive Committee (and Secretary) of the Board of Directors of the New York Biotechnology Association. From July 1991 to September 1994, he was Vice President Finance & Administration and Chief Financial Officer of Regeneron Pharmaceuticals, Inc. For the five years prior to joining Regeneron, Fred was the President of FxFDP, a consulting practice that provided strategic planning, market development, and new product introduction services to pharmaceutical and other health care businesses. From 1973 to 1986, he worked for Pfizer Pharmaceuticals, where he was Vice President, responsible for both the Pfipharmecs Division and the Controllers's Department for all of Pfizer Pharmaceuticals. Fred received a BA from Dartmouth College in 1967 and an MBA in 1969 from the Wharton School of the University of Pennsylvania.

SECTION 16 FILINGS

     No person who, during the fiscal year ended December 31, 1996, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock [which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act")], a "Reporting Person" failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the total compensation of the Chief Executive Officer of the Company for 1996 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 1996. Stock options have been adjusted for the Reverse Share Split.


SUMMARY COMPENSATION TABLE


                                                                                           Long Term Compensation
                                                                                           ----------------------
                                                   Annual Compensation                      Restricted     Stock
Name/                             -----------------------------------------------------       Stock      Underlying
Principal Position                Year          Salary        Bonus      Other               Awards($)    Options
------------------                -----------------------------------------------------     ----------   ----------
Haim Aviv, Ph.D.
 Chairman, Chief                  1996          $236,453                  $  27,435 (1)
 Executive Officer,               1995           200,230                     20,551 (1)                     324,376
  Acting President, and           1994           195,476                                     $25,750 (4)    225,000
 Chief Scientist

Gad Riesenfeld, Ph.D.
 President and                    1996           150,000                     43,798 (2)
 Chief Operating Officer          1995           136,664                     34,481 (2)                      79,333
                                  1994           110,000                     40,828 (2)                      29,333
Alan M. Mark
 Acting Chief                     1996                                      150,000 (3)                      75,000 (5)
 Financial Officer (6)

Anat Biegon, Ph.D.
 Vice President of                1996            85,516                     26,565 (1)
 Research and
 Development

S. Colin Neill (6)
  Acting Vice                     1996                                      119,000 (3)
   President/Finance              1995                                      109,375 (3)                      10,000 (5)
  and Administration,
  Chief Financial Officer

--------------

1) Consists of contributions to insurance premiums, car allowance and car expenses.

2) Consists of housing allowance, contributions to insurance premiums, and car allowance.

3)  Consists of non-employee compensation.

4) These amounts represent the value of 94,115 shares of Old Pharmos common stock (equal to 18,000 shares of Common Stock, as adjusted) issued in 1990, subject to forfeiture in the amount of 75%, 50%, 25% and 0%, respectively, on each anniversary of grant until four years after grant. ( No dividends have been paid to date on these shares). The market value of these 18,000 equivalent shares as of December 31, 1995 was $26,438.

5)  Consists of warrants to purchase common stock.

6) Appointed Acting Chief Financial Officer as of July 1996, replacing Mr. S. Colin Neill who provided consulting services to the Company through September 1996.

    The following tables set forth information with respect to the named executive officers concerning the grant, repricing and exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.


OPTION GRANTS FOR THE YEAR
ENDED DECEMBER 31, 1996:

None (1)

    (1) On February 12, 1997, the Company issued warrants to purchase an aggregate of 1,055,000 shares of common stock at an exercise price of $1.59 per share to 17 employees of the Company. Of such warrants, 250,000 were issued to Dr. Aviv, 175,000 were issued to Dr. Riesenfeld and 125,000 were issued to Dr. Biegon. Such warrants become exercisable in increments of 25% each on February 12, 1998, February 12, 1999, February 12, 2000 and February 12, 2001. All of such warrants expire on February 12, 2007.


AGGREGATED OPTION EXERCISES
FOR THE YEAR ENDED DECEMBER 31, 1996
AND OPTION VALUES AS OF DECEMBER 31, 1996:

                                                                             Value of Unexercised
                 Number of                    Number of Unexercised        In-the-Money Options at
                  Shares                  Options at December 31, 1996       December 31, 1996 (1)
                 Acquired on    Value     ------------------------------  ---------------------------
Name             Exercise      Realized   Exercisable      Unexercisable   Exercisable  Unexercisable
----             -----------   --------   -----------      -------------   -----------  -------------
Haim Aviv,
 Ph.D.                  0         0         198,376           126,000        $   -0-       $   -0-

Gad Riesenfeld,         0         0          43,600            35,733            -0-           -0-
 Ph.D.

Anat Biegon,            0         0          24,320            26,213            -0-           -0-
 Ph.D.

Alan Mark               0         0               0            75,000 (2)        -0-         64,500


(1) Based upon closing price on December 31, 1996 as reported on the Nasdaq SmallCap Market and the exercise price per option.

(2)  Consists of warrants to purchase common stock.

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

    As of December 31, 1996, the Company has 945,435 options to purchase shares of the Company's Common Stock outstanding under various option plans, 272,626 of which were issued under no established plan. During 1996, the Company granted options to purchase 4,000 shares of its Common Stock to employees under a plan established in 1992. A summary of the various established stock option plans is as follows:

    1983, 1984, 1986, 1988 Plans.  The Company (then known as Pharmatec, Inc.)
    ----------------------------
established Incentive Stock Option Plans in 1983, 1984, 1986 and 1988 for officers and employees. There are currently no options outstanding under these plans and it is anticipated that future grants of stock options will not be made from these plans.

    1991 Plan.  Old Pharmos established a stock option plan in  1991.  There are
    ---------
currently 11,476 options outstanding under this plan and it is anticipated that future grants of stock options will not be made from this plan.

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

    The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate will again be available for options to be issued under the 1992 Plan. As of December 31, 1996, there were options to purchase 661,333 shares of the Company's Common Stock outstanding under this plan. Each option granted outstanding under the 1992 plan as of December 31, 1996 expires on October 31, 2005.

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

EMPLOYMENT/CONSULTING CONTRACTS/DIRECTORS' COMPENSATION

    Haim Aviv, Ph.D.  In addition to serving as Chairman of the Board and Chief
    ----------------
Executive Officer of the Company, Dr. Aviv has provided consulting services under a consulting agreement with an initial three-year term ended May 3, 1993. The term automatically renews for additional one-year periods unless either the Company or Dr. Aviv terminates the agreement at least 90 days prior to a scheduled expiration date. The agreement has been renewed on an annual basis and presently expires on May 3, 1998. Dr. Aviv is entitled to severance pay equal to 25% of his salary in the event of termination or non-renewal without cause. Under the agreement, Dr. Aviv is required to render certain consulting services to the Company and in consideration therefore, Dr. Aviv is entitled to receive $170,000 per year, subject to yearly increases and review.

    The Company's subsidiary, Pharmos Ltd., employs Dr. Aviv as its Chief Executive Officer under an employment agreement with Dr. Aviv pursuant to which Dr. Aviv receives $50,000 per year, subject to yearly increases and review. Dr. Aviv is required to devote at least 50% of his business time and attention to the business of Pharmos, Ltd. and to serve on its Board of Directors.

      Gad Riesenfeld, Ph.D.  In October 1992, Old Pharmos entered into a one-
      ---------------------
year employment agreement with Dr. Riesenfeld, which is automatically renewable for successive one-year terms unless either party gives three months prior notice of non-renewal. Under the Agreement, Dr. Riesenfeld devotes his full time to serving as President of the Company. Dr. Riesenfeld's annual gross salary is $150,000.


    Directors' Compensation.  In 1996, Directors did not receive any
    -----------------------
compensation for service on the Board or for attending Board meetings.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 1, 1997, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company's Common Stock, (ii) each of the Company's Directors, and
(iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.

                                     Amount
Name and Address of               of Beneficial    Percentage
Beneficial Ownership                Ownership    of Total /(1)/
--------------------------------  -------------  ---------------
Grace Brothers Ltd.                   1,887,077             6.0%
1560 Sherman Avenue, Suite 900
Evanston, IL 60201

Haim Aviv, Ph.D./(2)/                 1,047,805             3.3%
c/o Pharmos Ltd.
Kiryat Weitzman
Rehovot, Israel

Marvin P. Loeb/(3)/                     282,323               *
Trimedyne, Inc.
2810 Barranca Road
Irvine, CA 92714

E. Andrews Grinstead III/(4)/            86,667               *
Hybridon, Inc.
One Innovation Drive
Worcester, MA 01605

Stephen C. Knight, M.D./(4)/              3,333               *
Epix Medical, Inc.
71 Rogers Street
Cambridge, MA 02142

David Schlachet/(4)/                      3,333               *
Straus Ltd.
16 Bazel Street
Petach-Tikva, Israel 49510

Fredric D. Price                          1,750               *
Applied Microbiology, Inc.
771 Old Saw Mill River Road
Tarrytown, NY 10591

All Directors and                     1,493,131             4.7%
Executive Officers
as a group
(9 persons)/(5)/

____________________________

 *  Indicates ownership of less than 1%.

(1) Based on 31,095,510 shares of Common Stock outstanding, plus each individual's currently exercisable warrants and/or options. Assumes that no other individual will exercise any warrants and/or options.

(2) Includes 276,153 shares of Common Stock held in the name of Avitek Ltd., of which Dr. Aviv is the Chairman of the Board of Directors and the principal stockholder, and, as such, shares the right to vote and dispose of such shares. Also includes currently exercisable options to purchase 198,376 shares of Common Stock.

(3) Held jointly with his wife. Also includes currently exercisable options to purchase 36,667 shares of Common Stock. Does not include shares held by his adult children, his grandchildren or a trust for the benefit of his grandchildren.

(4) Consists of currently exercisable options to purchase Common Stock.

(5) Based on the number of shares of Common Stock outstanding, plus all currently exercisable warrants and/or options of the Directors and executive officers.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)  FINANCIAL STATEMENTS AND EXHIBITS

              (1)  FINANCIAL STATEMENTS
                   --------------------

                   Report of Independent Accountants

                   Consolidated Balance Sheets at December 31, 1996 and 1995

                   Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                   Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

                   Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                   Notes to Consolidated Financial Statements

              (2)  FINANCIAL STATEMENT SCHEDULES
                   -----------------------------

                   All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or note thereto.

              (3)  EXHIBITS; EXECUTIVE COMPENSATION PLANS
                   --------------------------------------

EXHIBITS

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

    3(c) Amended and Restated By-Laws (Incorporated by reference to Form S-1 Registration Statement of the Company dated June 30, 1994 (No. 33-80916)).

4   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

    4(a) 1983 Incentive Stock Option Plan (The Company's 1984 and 1986 Plans are identical in all respects except as to the number of shares subject to option) (Incorporated by reference to Form S-18 Registration Statement of the Company dated June 7, 1983 (2-84298-
              C)).

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

    4(y) Certificate of Designation, Rights, Preferences and Privileges of Series A Preferred Stock of the Company (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165])

    4(z) Form of 5% Preferred Stock Securities Purchase Agreement dated as of September 30, 1996 between the Company and the Investors (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165])

 4(a)(a) Form of Stock Purchase Warrant dated as of September 30, 1996 between the Company and the Investors (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165])

 4(a)(b)* Stock Purchase Agreement, dated December 12, 1996, between the Company and Bausch & Lomb Pharmaceuticals, Inc.

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

    10(g) Agreement between Avitek Ltd. ("Avitek") and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum") dated November 20, 1986 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).(1)

10(g)(1) Supplement to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(g)(2) Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(h) Agreement between Avitek and Yissum dated January 25, 1987 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)


10(h)(1) Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)


10(h)(2) Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)


10(i) Research, Development and License Agreement between Pharmos Ltd., Pharmos Corporation ("Old Pharmos") and Yissum dated February 5, 1991 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

(10)(i)(1) Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

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

10(q) Amended and Restated License Agreement with Research Component dated July 1, 1993 between University of Florida Research Foundation, Inc. and the Company (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1993). (1)

10(r) License Agreement dated as of April 2, 1993 between the Company and Dr. Nicholas Bodor (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1993). (1)


10(s) Consulting Agreement dated as of January 1, 1993 between the Company and Dr. Nicholas Bodor (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1993). (1)

10(t) Product Development and Clinical Manufacturing Services Agreement dated as of October 21, 1994 between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

10(u) Agreement and Release dated as of November 11, 1994 between the Company and Stephen R. Streber (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

10(v) Employment Agreement dated as of November 11, 1994 between the Company and Henry M. Dachowitz (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

10(w) Marketing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995). (1)

10(x) Processing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995). (1)

10(y)* Marketing Agreement, dated as of December 12, 1996, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (1)

10(z)* Consulting Agreement, dated November 11, 1996, between the Company and Alan Mark.

10(a)(a) Form of Stock Purchase Warrant dated as of September 30, 1996 between the Company and Alan M. Mark (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165])

10(a)(b) Form of Warrant Agreeement dated as of March 15, 1996 between the Company and Michael E. Lewis, Ph.D. (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165])

21  SUBSIDIARIES OF THE REGISTRANT

21(a) Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).
____________________
*   Filed herewith.

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

    Agreement and Release dated as of November 11, 1994 between the Company and Stephen R. Streber (Exhibit 10(u) hereto).

    Employment Agreement dated as of November 11, 1994 between the Company and Henry M. Dachowitz (Exhibit 10(t) hereto).

    (B)   REPORTS ON FORM 8-K

          The Company has not filed any reports on Form 8-K since October 1, 1996.

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

                         Date: March 31, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                      TITLE                          DATE
---------                      -----                          ----


/s/ ALAN MARK                  Acting Chief                   March 31, 1997
-------------
Alan Mark                      Financial Officer
                               and Acting Treasurer
                               (Principal Financial
                               and Accounting Officer)

/s/ MARVIN P. LOEB             Director                       March 31, 1997
----------------------
Marvin P. Loeb


/s/ E. ANDREWS GRINSTEAD III   Director                       March 31, 1997
----------------------------
E. Andrews Grinstead III


/s/ STEPHEN C. KNIGHT          Director                       March 31, 1997
-----------------------
Stephen C. Knight

/s/ DAVID SCHLACHET            Director                       March 31, 1997
-----------------------
David Schlachet

/s/ FREDRIC D. PRICE           Director                       March 31, 1997
-----------------------
Fredric D. Price

                     [LETTERHEAD OF PRICE WATERHOUSE LLP]



REPORT OF INDEPENDENT ACCOUNTANTS
March 31, 1997
To the Board of Directors and
Shareholders of Pharrnos Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concem. The Company has suffered recurring losses from operations and, at December 31, 1996, has an accumulated deficit of $62,101,952 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ PRICE WATERHOUSE LLP

PHARMOS CORPORATION

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------

                                                                 DECEMBER  31,   DECEMBER  31,
                                                                      1996            1995
ASSETS
     Cash and cash equivalents                                    $  5,132,906    $  7,442,791
     R & D reimbursements receivable                                   359,019         104,261
     Prepaid expenses and other current assets                         247,363         373,132
                                                               ----------------   ------------
                        TOTAL CURRENT ASSETS                         5,739,288       7,920,184

     Fixed assets, net                                                 629,413         855,456
     Prepaid royalties                                                 573,334
     Intangible assets, net                                            337,786         384,310
     Other assets                                                      188,472         301,704
                                                               ----------------   ------------


                         TOTAL ASSETS                             $  7,468,293    $  9,461,654
                                                               ----------------   ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                             $    847,415    $    739,356
     Accrued expenses & other liabilities                              451,136         516,034
     Accrued wages and other compensation                              357,981         205,336
     Current portion of long term debt                                 115,244          93,684
                                                               ----------------   ------------
                         TOTAL CURRENT LIABILITIES                   1,771,776       1,554,410

     Advances against future sales                                   4,000,000       1,877,141
     Long term debt                                                    157,133         181,648
     Other liabilities                                                  51,119         235,479
                                                               ----------------   ------------
                         TOTAL LIABILITIES                           5,980,028       3,848,678
                                                               ----------------   ------------

     SHAREHOLDERS' EQUITY
     Preferred stock, $.03 par value, 1,250,000 shares authorized,
      1,900 and 0 shares issued and outstanding, respectively of
      Series A convertible, with a $1,000 liquidation preference            57
     Common stock, $.03 par value; 50,000,000 shares authorized,
      30,727,525 and 29,149,039 shares issued, 30,709,169 and
      29,130,683 shares outstanding, respectively                      921,825         874,471
     Paid in capital in excess of par                               62,668,886      58,763,797
     Accumulated deficit                                           (62,101,952)    (54,024,741)
                                                               ----------------   ------------
                                                                     1,488,816       5,613,527

     Less: Common stock in treasury, at par                               (551)           (551)
                                                               ----------------   ------------
                     TOTAL SHAREHOLDERS' EQUITY                      1,488,265       5,612,976
                                                               ----------------   ------------

     Commitments and contingencies (Note 12)

                     TOTAL LIABILITIES AND
                       SHAREHOLDERS' EQUITY                       $  7,468,293    $  9,461,654
                                                               ---------------    ------------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PHARMOS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                        EAR ENDED DECEMBER 31,
                                                                      1996          1995           1994
REVENUES
  Sales of fine chemicals, net                                                                      $7,815
  License fees, royalties, net                                                    $   75,000
                                                                 ------------   ------------   -----------
                                                                                      75,000         7,815
                                                                 ------------   ------------   -----------

EXPENSES
  Research and development, net                                    $5,992,395      5,055,832     7,987,155
  Patents                                                             281,412        480,859       942,455
  General and administrative                                        1,735,589      2,180,965     3,684,308
  Depreciation and amortization                                       345,595        536,010       422,543
                                                                 ------------   ------------   -----------

                                                                    8,354,991      8,253,666    13,036,461
                                                                 ------------   ------------   -----------
LOSS FROM OPERATIONS                                               (8,354,991)    (8,178,666)  (13,028,646)

Interest income, net of interest expense of
  $ 71,595, $127,003 and $73,733, respectively                        277,781         82,581        73,347
                                                                 ------------   ------------   -----------

NET LOSS                                                          ($8,077,210)   ($8,096,085) ($12,955,299)
                                                                 ------------   ------------   -----------

Loss per share                                                         ($0.28)        ($0.37)       ($1.19)
                                                                 ------------   ------------   -----------

Weighted average shares outstanding                                29,291,401     21,885,862    10,852,807
                                                                 ------------   ------------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation

Consolidated Statements of Changes in Shareholders' Equity (Note 9)
==============================================================================


                                                                                    Series A          Paid-In
                                                         Convertible Class B       Convertible       Capital in
                                       Common Stock           Common Stock         Preferred Stock     Excess of   Accumulated
                                    Shares     Amount     Shares       Amount     Shares     Amount       Par        Deficit
                                   ---------  --------   ---------    --------    ------     ------    ----------- ------------

December 31, 1993                  6,147,570  $184,427    3,342,460   $100,274                         $41,375,856 ($32,973,358)

Conversion of Class B common       3,342,460   100,274   (3,342,460)  (100,274)
  stock to common stock
Issuance of common stock, net of
   of offering costs of $317,400   5,086,665   152,600                                                   5,147,500
Warrant exercise                      54,893     1,647                                                     146,526
Share adjustment for reverse             138         4                                                          (4)
  split
Return of shares to treasury                                                                                    12
Net loss                                                                                                            (12,955,299)
                                   ---------  --------    ---------   --------    ---------   --------  ----------  -----------

December 31, 1994                 14,631,726   438,952                                                  46,669,890  (45,928,657)

Issuance of common stock to        6,000,000   180,000                                                   2,892,426
  purchase Oculon Corp.
Conversion of debentures to        2,442,309    73,269                                                   1,196,731
  common stock
Warrant exercise                      75,000     2,250                                                      36,750
Issuance of common stock, net of
  of offering costs of $900,000    6,000,000   180,000                                                   7,920,000
Warrant grant to consultants                                                                                48,000
Share adjustment for reverse
  split                                    4
Net loss                                                                                                             (8,096,085)
                                   ---------  --------    ---------   --------    ---------   --------  ----------  -----------

December 31, 1995                 29,149,039   874,471                                                  58,763,797  (54,024,742)

Warrant exercise                      99,286     2,978                                                      55,522
Issuance of preferred stock,                                                          1,900         57   1,881,943
  net of offering costs of
  $18,000
Private placement of common stock  1,479,200    44,376                                                   1,955,624
Warrant grant to consultants                                                                                12,000
Net loss                                                                                                             (8,077,210)

                                   ---------  --------    ---------   --------    ---------   --------  ----------   -----------
December 31, 1996                 30,727,525  $921,825            0          0        1,900        $57 $62,668,886 ($62,101,952)
                                   =========  ========    =========   ========    =========   ======== ===========  ===========

                                                          Total
                                    Treasury Stock     Shareholders'
                                   Shares     Amount     Equity
                                   -------    ------   -------------

December 31, 1993                   17,962     ($539)   $8,686,660

Conversion of Class B common
  stock to common stock
Issuance of common stock, net of
   of offering costs of $317,400                         5,300,100
Warrant exercise                                           148,173
Share adjustment for reverse
  split
Return of shares to treasury           394       (12)
Net loss                                               (12,955,299)
                                  --------   --------  -----------

December 31, 1994                   18,356      (551)    1,179,634

Issuance of common stock to                              3,072,426
  purchase Oculon Corp.
Conversion of debentures to                              1,270,000
  common stock
Warrant exercise                                            39,000
Issuance of common stock, net of
  of offering costs of $900,000                          8,100,000
Warrant grant to consultants                                48,000
Share adjustment for reverse
  split
Net loss                                               (8,096,085)
                                  --------   --------  -----------

December 31, 1995                   18,356      (551)    5,612,975

Warrant exercise                                            58,500
Issuance of preferred stock,                             1,882,000
  net of offering costs of
  $18,000
Private placement of common stock                        2,000,000
Warrant grant to consultants                                12,000
Net loss                                               (8,077,210)

                                  --------   --------  -----------
December 31, 1996                   18,356     ($551)   $1,488,265
                                  ========   ========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation

Consolidated Statements of Cash Flows
===============================================================================

                                                              Year Ended December 31,
                                                       1996              1995             1994
Cash flows from operating activities
  Net loss                                           ($8,077,210)      ($8,096,085)   ($12,955,299)
                                                 ----------------   ---------------   -------------
  Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                      345,595           536,010         422,543
       Warrant grant to consultant                         12,000            48,000
  Changes in operating assets and liabilities, net
    of effects of acquistion in 1995
       Prepaid expenses and other current assets          239,000           202,240         415,695
       R&D reimbursements receivable                    (254,758)           158,389
       Accounts payable                                   108,059       (1,180,748)         590,500
       Accrued expenses, wages and other
         liabilities                                          758            89,219         117,265
       Prepaid royalties                                (573,334)
       Advances against future sales                    2,122,859         1,877,141
                                                 ----------------   ---------------   -------------

       Total adjustments                                2,000,179         1,730,251       1,546,003
                                                 ----------------   ---------------   -------------

  Net cash flows used in operating activities         (6,077,031)       (6,365,834)    (11,409,296)
                                                 ----------------   ---------------   -------------

Cash flows from investing activities
     Purchases of fixed assets, net                      (73,028)          (56,647)       (111,062)
                                                 ----------------   ---------------   -------------

  Net cash flows used in investing activities            (73,028)          (56,647)       (111,062)
                                                 ----------------   ---------------   -------------

Cash flows from financing activities
     Proceeds from issuances of common stock, net       2,000,000         8,100,000       5,300,100
     Proceeds from issuance of preferred stock,
       net                                              1,822,000
     Proceeds from issuance of convertible
       debentures                                                         1,270,000
     Proceeds from exercise of warrants                    58,500            39,000         148,173
     Proceeds from acquisition of Oculon, net                             3,072,426
     Increase (decrease) in loans payable               (100,326)         (480,219)         480,219
                                                 ----------------   ---------------   -------------

  Net cash flows provided by financing activities       3,840,174        12,001,207       5,928,492
                                                 ----------------   ---------------   -------------

Net increase (decrease) in cash and cash              (2,309,885)         5,578,726     (5,591,866)
equivalents

Cash and cash equivalents at beginning of year          7,442,791         1,864,065       7,455,931
                                                 ----------------   ---------------   -------------

Cash and cash equivalents at end of year               $5,132,906        $7,442,791      $1,864,065
                                                 ================   ===============   =============


The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

1.  THE COMPANY

Pharmos Corporation (the "Company") is a bio-pharmaceutical company incorporated under the laws of the state of Nevada and is engaged in the design and development of novel pharmaceutical products in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents for treatment of central nervous system ("CNS") disorders, systemic drugs designed to avoid CNS related side effects, and emulsion-based products for topical and systemic applications. The Company uses a variety of patented and proprietary technologies to improve the efficacy and/or safety of drugs. The Company's compounds are in various stages of development, from preclinical to advanced clinical trials. As of March 1997, the Company has submitted two separate New Drug Applications ("NDA") to the U.S. Food & Drug Administration ("FDA"): Lotemax/TM/ for the treatment of several ocular inflammatory diseases and LE-A, a product for the treatment of seasonal allergic conjunctivitis. In conjunction with its development efforts, the Company has also undertaken research and development contracts in the past and has sold fine chemicals to the pharmaceutical research community. The Company conducts operations in Alachua, Florida and through its wholly-owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.   LIQUIDITY AND BUSINESS RISKS

The Company currently has no sources of recurring revenues and has incurred operating losses since its inception. At December 31, 1996, the Company has an accumulated deficit of $62,101,952. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company expects that operating losses will continue as product development, clinical testing and other normal operations continue. The Company currently funds its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $5.1 million as of December 31, 1996, combined with anticipated cash inflows and the proceeds from the March 31, 1997 private placement (see "Subsequent Events") will be sufficient to support operations into the first quarter of 1998. The Company is continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations, and the establishment of research and development partnerships to obtain the additional financing necessary to complete the development of its product candidates and bring them to commercial markets.

As described in Note 1, the Company has submitted two NDAs to the FDA. It is possible that FDA approval for these product candidates will not be granted on a timely basis or at all. Any delay in obtaining approval or failure to obtain such approvals would materially and adversely affect the Company's business, financial position and results of operations.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying financial statements include all wholly owned subsidiaries. Intercompany transactions are eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company invests its excess cash in U.S. Treasury securities and debt instruments of financial institutions and corporations with strong credit ratings. Investments having original maturities of three months or less are classified as cash equivalents.

REVENUE RECOGNITION

Revenue for contracted research and development services is recognized as performed. Revenue from these contracts is recognized as costs are incurred (as defined in the contract), generally direct labor and supplies plus agreed overhead rates. Any advance payments on contracts are deferred until the related services are performed. License fees and royalties are recognized when earned in accordance with the underlying agreements. Sales revenue is recognized upon shipment of products.

FIXED ASSETS

Fixed assets are recorded at cost. Maintenance and repairs are expensed as incurred. Property, furniture and equipment are depreciated on a straight-line basis over their estimated useful lives which range from three to fourteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated lives of the related assets.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

INTANGIBLE ASSETS

Intangible assets represent the Company's rights to develop and commercialize certain products derived from certain licensed technologies. The assets are being amortized over fifteen years. As of December 31, 1996 and 1995, accumulated amortization was $701,994 and $655,470, respectively. Amortization expense amounted to approximately $46,524 in each of the years ended December 31, 1996, 1995 and 1994.

As a result of the current period operating loss combined with a history of operating losses, management assessed whether or not the Company's intangible assets were recoverable. As of December 31, 1996, management estimates that the net future cash inflows expected to result from the commercial marketing of the licensed technologies will exceed the carrying amount of the Company's intangible assets and accordingly, no impairment loss was recognized.

On a periodic basis, the Company will assess whether there are conditions present that indicate an impairment of long lived assets and long lived assets to be disposed of. In the event such an impairment is present, management will consider the undiscounted cash flows from such assets to quantify the amount of such impairment and the loss to be recorded.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are expensed when incurred. The Company has accounted for reimbursements of research and development costs as a reduction of research and development expense.

INCOME TAXES

Income taxes are provided for on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date such changes are enacted.

FOREIGN EXCHANGE

The Company's foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in the determination of current period income and loss. To date, such gains and losses have been insignificant.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

TREASURY STOCK

Shares of common stock held in treasury are accounted for at par value with any difference between cost and par included in paid-in capital in excess of par value.

LOSS PER SHARE

Loss per share is calculated based on the weighted average number of common shares outstanding during the period. Convertible preferred stock, options and warrants outstanding are excluded from the calculations because their impact would be anti-dilutive.

RECLASSIFICATIONS

Certain amounts for 1995 and 1994 have been reclassified to conform with the presentation in 1996 to maintain comparability. Such reclassifications did not have an impact on the Company's shareholders' equity.

4.  COLLABORATIVE AGREEMENTS

In June 1995, the Company entered into a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to
market Lotemax(TM), the Company's lead product candidate, on an exclusive basis in the United States following receipt of FDA approval. The Marketing
Agreement also covers the Company's two other Loteprednol etabonate based
products, which are referred to as LE-A and LE-T.   Under the Marketing
Agreement, Bausch & Lomb will purchase the active drug substance (Loteprednol etabonate) from the Company and, through December 31, 1996, has provided the Company with $4 million in cash advances against future sales. An additional
$1 million in advances was received in March 1997. Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.

In December 1996, the Company and Bausch & Lomb signed an international marketing agreement for the marketing of Lotemax(TM), LE-A and LE-T in certain territories outside of the U.S. The Company expects to receive an additional $1.6 million of advances that will follow the receipt of regulatory clearance in those markets.

Bausch & Lomb will be entitled to credits against future purchases of the active drug substance based on the advances and future advances until the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. Advances received through December 31, 1996 are reflected as a long term liability in the accompanying balance sheet as, in the opinion of management, no significant repayment, if any, of such advances is expected to occur in 1997.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------


Net reimbursements from Bausch & Lomb were approximately $1.2 million and $0.1 million in 1996 and 1995, respectively, and were offset against research and development in the accompanying consolidated statements of operations. Included as R&D reimbursements receivable on the December 31, 1996 balance sheet were $145,113 of reimbursements which were uncollected at year end.

5. THE ACQUISITION OF OCULON CORPORATION

In April 1995, the Company acquired Oculon Corporation ("Oculon"), a privately-held development stage drug company with anti-cataract technologies. The acquisition was primarily intended to provide a source of working capital for the Company; the operations of Oculon have been discontinued and technologies licensed by Oculon were assigned to the licensor. Under an agreement with the licensor, the Company has no future responsibilities related to the maintenance of patents or payment of license fees related to these technologies. In the event certain of these technologies produce future royalty revenues, the Company would receive a proportional share of such royalties.

Under the terms of the acquisition agreement, the Company issued 6,000,000 shares of its common stock to the holders of Oculon's Series III Senior Preferred Stock. The shares of all other holders of Oculon capital stock were canceled. In addition, the Company issued 10 year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $2.75 per share to certain holders of Oculon stock options. The acquisition agreement also provides that additional consideration of up to 600,000 shares may be issuable if the Company meets or fails to meet certain milestones relating to further development or commercialization of the technology and products acquired from Oculon. None of the events which would result in the issuance of additional shares have occurred at December 1996, and none are expected to occur in 1997.

At the time of the acquisition, Oculon had net assets with a fair value of $3,555,812, including cash and cash equivalents of $4,218,669. The transaction was accounted for as an acquisition of net assets. Accordingly, the shares of stock and warrants issued have been recorded at the fair value of the net assets received less transaction costs of $483,386.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

6. FIXED ASSETS

Fixed assets consist of the following:               DECEMBER 31,
                                                         1996           1995
 Laboratory, pilot plant and other equipment          $ 1,810,310   $ 1,600,611
 Leasehold improvements                                   402,936       567,738
 Office furniture and fixtures                            235,663       233,230
 Computer equipment                                       133,973       109,544
 Vans                                                      52,873        51,378
                                                      -----------   -----------
                                                        2,635,755     2,562,501
 Less - Accumulated depreciation and amortization      (2,006,342)   (1,707,045)
                                                      -----------   -----------
                                                      $   629,413   $   855,456
                                                      ===========   ===========

Depreciation and amortization of fixed assets was $299,071, $489,486 and $389,261 in 1996, 1995 and 1994, respectively.

7.   GRANTS FOR RESEARCH AND DEVELOPMENT

The Company has entered into agreements with U.S. federal agencies and the State of Israel which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $245,302, $331,546, and $900,298 during 1996, 1995 and 1994, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of technology and manufacture of resulting products outside Israel and also generally provide for reimbursement of a percentage of allowable research and development costs, to a specified maximum. The grants are to be repaid on the basis of royalties from the sale of products developed as a result of the research activities carried out with the grant funds. As of December 31, 1996, the total amounts received under grants which contain repayment provisions amounted to $2,430,161. Potential repayment liability for royalties related to these grants amounted to $2,803,030 at December 31, 1996.

In 1996, the Israel-U.S. Binational Industrial Research and Development Foundation (BIRD-F) approved a joint research & development project for a period of twenty months between the Company and Bausch & Lomb with a total combined conditional grant up to $962,459. An agreement was signed covering the first ten month period starting November 1, 1996. The conditional grant totaled $437,326 of which the Company is entitled to $207,124 or 50% of the approved expenses for that period, whichever is less. In 1996, the Company received grants from BIRD-F totaling $69,041.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

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

As a licensee, the Company has various license agreements wherein the Company has acquired exclusive or co-exclusive rights to develop and commercialize certain research technologies. These agreements, which include agreements related to Lotemax(TM) (the Company's lead product candidate), generally require the Company to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicenses, where applicable. The royalty rates, as defined in the respective license agreements, are customary and usual in the pharmaceutical industry. The royalties will be payable for periods up to fifteen years from the date of specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date in which FDA approval has been received for a developed product. No amounts have been recorded as a liability with respect to any contingent royalties as of December 31, 1996, as none of the specified events have occurred.

Certain of the license agreements require annual payments for periods extending through 2012. License fee expense amounted to approximately $103,500, $355,000 and $455,000 during 1996, 1995 and 1994, respectively. As of December 31, 1996, minimum annual payments under licensing agreements are $103,500.

In May 1996, the Company paid a licensor, who is a former director, $573,334. This payment represented prepaid royalties to the former director against future royalties on sales of Lotemax(TM) and is reflected as an asset on the December 31, 1996 balance sheet. The Company has agreed to pay additional prepaid royalties based on future advances and other non-royalty payments from Bausch & Lomb or other parties with whom the Company enters into marketing or similar arrangements.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

9. COMMON AND PREFERRED STOCK TRANSACTIONS

1996 TRANSACTIONS

In January 1996, the Company issued 89,286 shares of its common stock as a result of the exercise of certain warrants. Of this amount, 75,000 shares were issued at an exercise price of $.52 per share and 14,286 shares were issued at an exercise price of $.84 per share.

On September 30, 1996, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock, with institutional investors generating gross proceeds of $1.9 million. The Series A preferred stock carries a 5% dividend rate payable in cash or common stock, at the option of the Company, and is convertible into common shares of the Company based on the share price at the time of conversion less discounts ranging from 17% to 20%. Until converted into common stock, the preferred stock has no voting rights. The 50,000 warrants issued to the investors are exercisable at a price of $1.75 per share, commencing one year after the closing for a three year period. The investors were granted limited rights to approve certain financing by the Company for 180 days from closing.

In December 1996, the Company issued 10,000 shares of its common stock as a result of the exercise of warrants to purchase shares of the Company's common stock. The 10,000 shares were issued at an exercise price of $.75 per share.

In December 1996, Bausch & Lomb purchased 1,479,200 shares of common stock from the Company for $2 million in a private placement. The purchase price of $1.35 per share was equal to the average closing price for the prior 15 days.

During 1996, the Company issued warrants to consultants who assisted the Company on various business and financial matters as follows: warrants to purchase 15,000 shares at an exercise price of $2.31 per share, which expire in March 2002; warrants to purchase 65,000 shares of the Company's common stock at an exercise price of $1.34 per share, which expire in September 2007; warrants to purchase 10,000 shares at an exercise price of $1.39 per share, which expire in November 2006. The Company recognized compensation expense of $12,000 related to warrants in 1996.

1995 TRANSACTIONS

On January 18, 1995, the Company's stockholders authorized an amendment to the Company's Restated Articles of Incorporation which provided for an increase in the number of shares of authorized common stock from 20 million shares to 50 million shares, and the elimination of the Class B convertible common stock.

In February 1995, the Company completed the sale of $1,270,000 principal amount convertible debentures in a private placement transaction to several accredited investors,

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

including a large institutional shareholder. A member of the Company's Board of Directors purchased $70,000 of such debentures. During 1995, all of the debentures were converted into 2,442,309 shares of the Company's common stock at an exchange price of $.52 per share. In connection with this transaction the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $.52 per share. During 1995, warrants to purchase 75,000 shares were exercised and the remaining 75,000 warrants were exercised in January 1996.

In connection with the acquisition of Oculon (see Note 5), the Company issued 6,000,000 shares of its common stock and warrants to purchase 500,000 shares of common stock.

On September 14, 1995, the Company completed a private offering of 6,000,000 units at $1.50 per unit. The proceeds of the private offering, net of costs of $900,000, were $8,100,000. Each unit consisted of one share of the Company's common stock and one warrant to purchase 0.075 of one share of common stock (450,000 shares). In addition the Company issued warrants to purchase 450,000 shares of common stock to the two finders who assisted in this transaction. Both groups of warrants have an exercise price of $1.80 per share and may be exercised commencing September 14, 1996 and expire on September 14, 2000.

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

1994 TRANSACTIONS

The Company issued an aggregate of 5,086,665 unregistered shares of common stock in two private placement transactions on September 2 and October 4, 1994 (the "1994 Private Placement Transactions"). The proceeds from the 1994 Private Placement Transactions were $5,300,100, net of issuance costs of $317,400. In connection with the 1994 Private Placement Transactions, the Company also issued to the finders an aggregate of 242,000 warrants to purchase an equivalent number of shares of the Company's common stock. Of these warrants, 42,000 had an exercise price of $3.50 per share and expire in September 1999. The remaining 200,000 warrants have an exercise price of $.90 per share and expire in October 1999.

During the first quarter of 1994, the Company exchanged all convertible Class B stock for an equal amount of shares of the Company's common stock. There was no impact on shareholders' equity as a result of this exchange.

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1996, 1995 and 1994
===============================================================================


10.   Warrants

 Many of the warrants issued in connection with various equity financings and related transactions during 1991 through 1996 contain anti-dilution provisions requiring adjustment, if at a later date securities are issued at prices below the respective warrant's exercise price. The following table summarizes the shares issuable upon exercise of warrants outstanding at December 31, 1996 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

                                                  Shares
                                                 Issuable
                                                   Upon                 Exercise
Issuance Date          Expiration Date           Exercise                 Price
-------------          ---------------           ----------             --------
November 1991          March 1998                   240,744                $2.25
                       March 1998                   268,917                 2.82
                       March 1998                   333,335                 1.65
August 1993            August 1998                  406,880                 2.98
September 1994         September 1999                63,913                 2.30
October 1994           October 1999                 200,000                  .84
April 1995             April 2005                   500,000                 2.75
                       April 2005                    10,000                  .78
                       April 2000                    15,000                  .75
                       April 2000                    25,000                 1.00
                       April 2000                    25,000                 1.50
September 1995         September 2000               900,000                 1.80
October 1995           October 2001                  10,000                 1.88
March 1996             March 2002                    15,000                 2.31
September 1996         September 2000                50,000                 1.75
                       September 2007                65,000                 1.34
November 1996          November 2006                 10,000                 1.39
                                                  ---------                -----
Total shares and average
exercise price                                    3,138,789                $2.13
                                                  =========                =====

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1996, 1995 and 1994
==============================================================================



11.  Stock Option Plans
The Company's shareholders have approved incentive stock option plans for officers and employees. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, and generally expire ten years from the date of grant. The following table summarizes activity in approved incentive stock options approved by the Company's Board of
Directors:


                                        Shares              Average
                                         Under              Exercise
                                        Option               Price
                                        ------               ------

Options outstanding at 12/31/93          83,383              $5.97

Granted                                 389,439               6.50

Expired                                 (38,832)              7.02
                                        -------               ----
Options outstanding at 12/31/94         433,990               6.35

Granted                                 300,000               1.94

Expired                                (189,804)              5.75

Canceled                               (252,186)              6.66

Reissued                                252,186               2.50
                                        -------               ----
Options outstanding at 12/31/95         544,186               2.20

Granted                                   4,000               2.28

Expired                                 (34,933)              2.18
                                        ------                ----
Options outstanding at 12/31/96         513,253              $2.13
                                        =======               ====
Options exercisable at 12/31/96         255,152              $2.26
                                        =======               ====

Pharmos Corporation

Notes to Consolidated Financial Statements
December 31, 1996, 1995 and 1994
===============================================================================

The Company's Board of Directors approved nonqualified stock options for key employees, directors and certain non-employee consultants. The following table summarizes activity in Board-approved nonqualified stock options:

                                       Shares                Average
                                       Under                Exercise
                                       Option                 Price
                                       ------                 -----

Options outstanding at 12/31/93         256,247                 $8.24

Granted                                 407,160                  6.50

Expired                                 (28,251)                10.50
                                        -------                 -----
Options outstanding at 12/31/94         635,156                  7.02

Granted                                  70,000                  1.94

Expired                                (262,974)                 7.58

Canceled                               (308,932)                 6.49

Reissued                                308,932                  2.50
                                        -------                 -----
Options outstanding at 12/31/95         442,182                  3.10

Expired                                 (10,000)                 1.94
                                        -------                 -----
Options outstanding at 12/31/96         432,182                 $3.12
                                        =======                  ====

Options exercisable at 12/31/96         312,950                 $3.43
                                        =======                 =====

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased by approximately $203,000, or $.01 per share in 1996 and $320,000 or $.01 per share in 1995 before deducting the value of stock options that were cancelled in 1995. The fair value of options and warrants granted to employees, officers, and directors during 1995 and 1996 are estimated as $.51 to $1.17 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 50%, risk-free interest rate of 6.5%, assumed forfeiture rate of 3%, and an expected life of 3 to 5 years.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

12. LONG TERM DEBT

As of December 31, 1996, Pharmos Limited has an unused line of credit of $50,000 denominated in New Israeli Shekels.

The Company has a note payable related to leasehold improvements to a research facility. The note is payable in monthly installments of $6,948 including interest at the prime rate plus 1% (9.25% and 8.5% at December 31, 1996 and 1995, respectively). The final payment is due in September 1999. As of December 31, 1996 and 1995, the outstanding balance of such note was $175,006 and $236,199, respectively, of which $70,107 and $54,551, respectively, has been classified as a current liability in the accompanying balance sheet.

In 1996, the Company incurred a liability relating to the negotiated buy-out of a lease obligation. The termination agreement provides for monthly installment payments of $4,375 through December 1998. At December 31, 1996, the outstanding balance was $97,370 and $45,137 has been classified as a current liability in the accompanying balance sheet.

Minimum annual principal repayments of long term debt by year are as follows: 1997 - $115,244; 1998 - $129,107; 1999 - $28,026.


13. INCOME TAXES

No provision for income taxes was recorded for the four years ended December 31, 1996 due to net operating losses incurred. Net operating loss carry forwards for U.S. tax purposes of approximately $47,300,000 expire from 2000 through 2011.

The Company's gross deferred tax assets of $22,870,000 and $19,387,000 at December 31, 1996 and 1995, respectively, represented primarily the tax effect of both the net operating loss carry forwards and deferred research and development costs and, research and development tax credit carry forwards. As a result of previous business combinations and changes in stock ownership, substantially all of these net operating losses and tax credit carry forwards are subject to substantial restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets.

14.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases research and office facilities in Israel and Florida which are used in the operation of the Company's research and administration activities. The Florida facility which serves as a research and development facility as well as the corporate headquarters is leased under an agreement which expires in October 1997 and can be renewed at the Company's

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------
option for two additional one year periods. The research and development facility in Israel is leased under an agreement which expires in May 1998.

The Company also has a long term lease on office facilities in New York, which previously served as the Company's executive headquarters, which expires in March 2000. The Company has entered into a non-cancelable sublease agreement for this facility which expires in March 2000.

The Company leased office and research facilities in Seattle, Washington under a long term lease agreement which expires in October 1999. The Company has entered into a sublease for this facility which is non-cancelable and expires in October 1999.

All of the leases and subleases described above call for base rentals, payment of certain building maintenance costs (where applicable) and future increases based on the consumer price indices.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

At December 31, 1996, the future minimum lease commitments and sublease rental receivables with respect to non-cancelable operating leases with initial terms in excess of one year are as follows:


                     LEASE      SUBLEASE
                  COMMITMENTS   RENTALS
                  -----------   --------

    1997           $  716,056   $305,916

    1998              475,226    305,916

    1999              326,202    265,209

    2000               35,772     35,772
                   ----------   --------
                   $1,553,256   $912,813
                   ==========   ========

Rent expense during 1996, 1995 and 1994 amounted to $371,526, $542,885, and $488,136, respectively. Rent expense in 1996 and 1995 is net of $499,106 and $88,698 of sublease income, respectively.

MANUFACTURING AGREEMENT

In 1995, the Company entered into a five-year agreement with a foreign company to manufacture bulk quantities of the drug product which will be used in Lotemax(TM), the Company's lead product. As of December 31, 1996, the Company has a noncancelable commitment to purchase approximately $1.6 million of the drug product noted above in 1997, payable in a foreign currency. In the event the Company does not receive approval from the FDA or other countries to market its Lotemax(TM) or line extension products, the active drug substance required to be purchased pursuant to this commitment could have little or no value to the Company.

CONSULTING CONTRACTS AND EMPLOYMENT AGREEMENTS

In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants. During 1994, the Company paid $100,000 and recorded an additional liability of $53,192, which was paid in 1995, in consulting fees to D. Blech & Company, an affiliate of a former Director of the Company.

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------


DIVIDEND RESTRICTIONS

Dividends may be paid by the Company's subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 1996, 1995 or 1994. The Company does not intend to pay a cash dividend in the foreseeable future.

15. EMPLOYEE BENEFIT PLAN

The Company has a 401-K defined contribution profit-sharing plan covering certain employees. Contributions to the plan are based on salary reductions by the participants, matching employer contributions as determined by the Company, and allowable discretionary contributions, as determined by the Company's Board of Directors, subject to certain limitations. Contributions by the Company to the plan amounted to $11,363, $10,731 and $16,890 in 1996, 1995 and 1994,
respectively.

16.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, R&D reimbursements receivable, accounts payable and accrued expenses are reasonable estimates
of their fair values.   Due to the uncertainty of the timing of future
product sales it is not practical to estimate the fair value of advances against future sales which have a carrying value of $4,000,000 at December 31, 1996. The estimated fair values of all other financial instruments approximate, or are not materially different, than their carrying values.

17.  LEGAL PROCEEDINGS

Management has reviewed with counsel all actions and proceedings pending against or involving the Company. Although the ultimate outcome of such actions and proceedings cannot be predicted with certainty at this time, management believes that losses, if any, in excess of amounts accrued, resulting from those actions will not have a significant impact on the Company's financial position or results of operations.

18.  SUBSEQUENT EVENTS

On February 12, 1997, the Company issued warrants to purchase an aggregate of 1,055,000 shares of common stock at an exercise price of $1.59 per share to 17 employees of the Company. Such warrants become exercisable in increments of 25% each on February 12, 1998, February 12, 1999, February 12, 2000 and February 12, 2001. All of such warrants expire on February 12, 2007. Also on February 12, 1997, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.59 per share to the Company's five outside directors. These warrants become exercisable on the same basis as the warrants issued to employees, but expire on February 12, 2003. Upon

PHARMOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

termination of employment or termination as a director, all warrants held by such employee or director will expire, except that any warrant that was exercisable on the date of termination may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of death or permanent disability of such employee or director).

On March 31, 1997, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock, with institutional investors generating gross proceeds of $6 million. The preferred stock carries a 5% dividend rate payable in cash or common stock, at the option of the Company, and is convertible into common shares of the Company based on the share price at the time of conversion less discounts ranging from 17% to 20%. Until converted into common stock, the preferred stock has no voting rights. The 159,000 warrants issued to the investors are exercisable at a price of $1.75 per share, commencing one year after the closing for a three year period. The investors were granted limited rights to approve certain financing by the Company for 180 days from closing.