Form 10-Q
period 1997-03-31
PHARMOS CORP
filed 1997-05-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1997

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



As of May 5, 1997, the Registrant had outstanding 31,464,302 shares of its $.03 par value Common Stock.

Pharmos Corporation
(Unaudited)

Consolidated Balance Sheets


                                                                                                  March 31,            December 31,
                                                                                                    1997                 1996
Assets
      Cash and cash equivalents                                                                 $ 10,503,316           $  5,132,906
      R & D reimbursements receivable                                                                122,786                359,019
      Prepaid expenses and other current assets                                                      338,725                247,363
                                                                                                ------------           ------------
               Total current assets                                                               10,964,827              5,739,288
      Fixed assets, net                                                                              606,376                629,413
      Prepaid royalties                                                                              716,667                573,334
      Intangible assets, net                                                                         326,155                337,786
      Other assets                                                                                   178,402                188,472
                                                                                                ------------           ------------

              Total assets                                                                      $ 12,792,427           $  7,468,293
                                                                                                ============           ============

Liabilities and Shareholders' Equity
      Accounts payable                                                                          $  1,369,830           $    847,415
      Accrued expenses and other liabilities                                                         799,220                451,136
      Accrued wages and other compensation                                                           434,338                357,981
      Current portion of long term debt                                                              127,406                115,244
                                                                                                ------------           ------------
              Total current liabilities                                                            2,730,794              1,771,776


      Advances against future sales                                                                5,000,000              4,000,000
      Long term debt                                                                                 130,806                157,133
      Other liabilities                                                                               71,076                 51,119
                                                                                                ------------           ------------
              Total  liabilities                                                                   7,932,676              5,980,028
                                                                                                ------------           ------------


Shareholders' Equity
      Preferred stock, $.03 par value, 1,250,000 shares authorized.

      Series A convertible, with a $1,000 liquidation preference,                                         44                     57
      1,460 and 1,900 shares outstanding, respectively.
      Series B convertible, with a $1,000 liquidation preference,                                        180                      0
      6,000 and 0 shares outstanding, respectively.
      Common stock, $.03 par value; 50,000,000 shares authorized,
      31,121,366 and 30,727,525 shares issued, and 31,103,010 and
      30,709,169 shares outstanding, respectively.                                                    933,641                921,825
      Paid in capital in excess of par                                                            68,497,686             62,668,886
      Accumulated deficit                                                                        (64,571,249)           (62,101,952)
                                                                                                ------------           ------------
                                                                                                   4,860,302              1,488,816
      Less: Common stock held in treasury, at par                                                       (551)                  (551)
                                                                                                ------------           ------------
                Total shareholders' equity                                                         4,859,751              1,488,265
                                                                                                ------------           ------------

                Total liabilities and shareholders' equity                                      $ 12,792,427           $  7,468,293
                                                                                                ============           ============

The accompanying notes are an integral part of these consolidated financial statements.



Pharmos Corporation
(Unaudited)

Consolidated Statements of Operations


                                                          Three Months Ended
                                                     March 31,        March 31,
                                                       1997             1996


Expenses

      Research and development, net                $ 1,181,600      $ 1,138,738
      Drug substance purchase(see note 2)              569,981                0
      Patents                                           32,388           52,370
      General and administrative                       638,533          537,139
      Depreciation and amortization                     70,570           86,333
                                                    ----------       ----------
                                                     2,493,072        1,814,580
                                                    ----------       ----------


Loss from operations                                (2,493,072)      (1,814,580)
                                                    ----------       ----------

      Interest income, net of interest
      expense of $4,399 and
      $18,598, respectively                             57,056           60,003
                                                    ----------       ----------
Net loss                                          ($ 2,436,016)    ($ 1,754,577)
                                                  ============     ============



Loss per share                                    ($       .08)    ($       .06)
                                                  ============     ============
Weighted average shares outstanding                 31,016,871       29,210,048




The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Cash Flows



                                                                                                       Three Months Ended
                                                                                                  March 31,             March 31,
                                                                                                    1997                  1996
Cash flows from operating activities

Net loss                                                                                      ($ 2,436,016)            ($ 1,754,577)
                                                                                              ------------             ------------

Adjustments to reconcile net loss to net cash flow
provided by (used in) operating activities
      Depreciation and amortization                                                                 70,570                   86,333

Changes in operating assets and liabilities
      Prepaid expenses and other current assets                                                    154,941                  (93,520)

      Accounts payable                                                                             522,417                  (77,961)

      Accrued expenses, wages and other liabilities                                                444,398                   11,526

      Prepaid royalties                                                                           (143,333)
      Advances against future sales                                                              1,000,000                2,122,859
                                                                                              ------------             ------------
              Total adjustments                                                                  2,048,993                2,049,237
                                                                                              ------------             ------------
Net cash flows used in operating activities                                                       (387,023)                 294,660
                                                                                              ------------             ------------
Cash flows from investing activities
      (Purchases) disposal of fixed assets, net                                                    (35,901)                 (40,394)
                                                                                              ------------             ------------
Net cash flows provided by (used in) investing activities                                          (35,901)                 (40,394)
                                                                                              ------------             ------------
Cash flows from financing activities
      Proceeds from issuance of Preferred Stock, net                                             5,740,000
      Proceeds from exercise of warrants                                                            67,500                   51,000

      Decrease in loans payable, net                                                               (14,166)                 (32,725)
                                                                                              ------------             ------------
Net cash flows provided by (used in) financing                                                   5,793,334                   18,275
                                                                                              ------------             ------------

Net increase (decrease) in cash and cash equivalents                                             5,370,410                  272,541

Cash and cash equivalents at beginning of period                                                 5,132,906                7,442,791
                                                                                              ------------             ------------

Cash and cash equivalents at end of period                                                    $ 10,503,316             $  7,715,332
                                                                                              ============             ============



The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements


1.   The Company

     Pharmos Corporation (the "Company") is an emerging pharmaceutical company incorporated under the laws of the state of Nevada and is engaged in the discovery, design, development and commercialization of pharmaceuticals to meet significant therapeutic needs in major markets. The Company is developing pharmaceuticals in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents for treatment of central nervous system ("CNS") disorders, newly designed molecules to treat cancer, and emulsion-based products for topical and systemic applications. The Company uses a variety of patented and proprietary technologies to improve the efficacy and/or safety of drugs. The Company's compounds are in various stages of development, from preclinical to advanced clinical trials. The Company has submitted two separate New Drug Applications ("NDA") to the U.S. Food & Drug Administration ("FDA"): Lotemax(TM) for the treatment of several ocular inflammatory diseases and LE-A, a product for the treatment of seasonal allergic conjunctivitis. The Company conducts operations in Alachua, Florida and through its wholly-owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In the first quarter of 1997, the Company, in anticipation of approval by the FDA of either or both of the NDAs submitted (see note 1) and in accordance with its obligations under the Marketing Agreements (see note 4) to supply Bausch & Lomb with certain specified quantities of the active drug substance ("Loteprednol etabonate"), purchased bulk quantities of Loteprednol etabonate in the amount of $569,981. However, until the FDA approves either of the Company's NDAs that use Loteprednol etabonate (see note 3), the Company has taken a valuation allowance of $569,981 against these purchases to the lower of cost

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements


     or market value as there are currently no alternative uses for such quantities of this drug substance.

3.   Liquidity and Business Risks

     The Company currently has no sources of recurring revenues and has incurred operating losses since its inception. At March 31, 1997, the Company has an accumulated deficit of $64,571,249 (unaudited). Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company expects that operating losses will continue as product development, clinical testing and other normal operations continue. The Company currently funds its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $10.5 million as of March 31, 1997, combined with anticipated cash inflows from investment income and research & development grants, will be sufficient to support operations into the first quarter of 1998. The Company is continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations, and the establishment of research and development partnerships to obtain the additional financing necessary to complete the development of its product candidates and bring them to commercial markets.

     As described in Note 1, the Company has submitted two NDAs to the FDA. It is possible that FDA approval for these product candidates will not be granted on a timely basis or at all. Any delay in obtaining approval or failure to obtain such approvals would materially and adversely affect the Company's business, financial position and results of operations.

4.   Collaborative Agreements

     The Company has entered into marketing agreements (the "Marketing Agreements") granting Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") rights to market Lotemax(TM), the Company's lead product candidate, on an exclusive basis in the United States and in certain territories outside of the U.S. The Marketing Agreements also cover the Company's two other Loteprednol etabonate based products, which are referred to as LE-A and LE-T. Under the Marketing Agreements, Bausch & Lomb will purchase the active drug substance (Loteprednol etabonate) from the Company and, through March 31, 1997, has provided the Company with $5 million in cash advances against future sales. Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs.

     Bausch & Lomb will be entitled to credits against future purchases of the active drug substance based on the advances and future advances until the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch &

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements


     Lomb with certain specified quantities of the active drug substance. Advances received through March 31, 1997 are reflected as a long term liability in the accompanying balance sheet.

     For the three month periods ended March 31, 1997 and 1996, net R&D reimbursements from Bausch & Lomb were $15,080 and $133,104, respectively, and were offset against research and development expense in the accompanying consolidated statement of operations.

5.   Common & Preferred Stock Transactions

     On February 12, 1997, the Company issued warrants to purchase an aggregate of 1,055,000 shares of common stock at an exercise price of $1.59 per share to 17 employees of the Company. Such warrants become exercisable in increments of 25% each on February 12, 1998, February 12, 1999, February 12, 2000 and February 12, 2001. All of such warrants expire on February 12, 2007. Also on February 12, 1997, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.59 per share to the Company's five outside directors. These warrants become exercisable on the same basis as the warrants issued to employees, but expire on February 12, 2003. Upon termination of employment or termination as a director, all warrants held by such employee or director will expire, except that any warrant that was exercisable on the date of termination may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of death or permanent disability of such employee or director).

     On March 31, 1997, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock, with institutional investors generating gross proceeds of $6 million. The preferred stock carries a 5% dividend rate payable in cash or common stock, at the option of the Company, and is convertible into common shares of the Company based on the share price at the time of conversion less discounts ranging from 17% to 20%. Until converted into common stock, the preferred stock has no voting rights. The 159,000 warrants issued to the investors are exercisable at a price of $1.75 per share, commencing one year after the closing for a three year period. The investors were granted limited rights to approve certain financing by the Company for 180 days from closing. The Company will also issue approximately 240,000 warrants to certain parties who assisted in the completion of the private placement. The warrants will be immediately vested and each warrant is estimated by the Company to possess a fair market value of $.88. These warrants will expire in 2008.

     During the first quarter of 1997, the Company issued 330,884 shares of its common stock upon conversion of 440 shares of the Company's Series A convertible preferred stock. The

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements


     shares were issued at conversion prices ranging from $1.27 per share to $1.46 per share. The Company also issued 25,457 shares of common stock in payment of dividends on the Series A convertible preferred stock. As of the date of such issuances, these dividends are valued at $33,282.

     During the first quarter of 1997, the Company issued 37,500 shares of its common stock upon exercise of warrants to purchase shares of the Company's common stock at $1.80 per share.

6.   Legal Proceedings

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Quarters ended March 31, 1997 and 1996

     Total operating expenses increased $678,492, or 37%, from $1,814,580 in 1996 to $2,493,072 in 1997 primarily due to the purchases of drug substance for the manufacture of Lotemax(TM), as well as an increase in general and administrative expenses and research and development costs. Excluding those purchases, operating expenses increase by $108,511, or 6%, from $1,814,580 in 1996 to $1,923,091 in 1997.

     Net research and development expenses increased by $42,862, or 4%, from $1,138,738 in 1996 to $1,181,600 in 1997. The increase in R & D expense is mainly due to clinical trial costs, including the preparation of the Company's NDAs submissions.

     In 1997, the Company, in anticipation of approval by the FDA of either or both of the NDAs submitted and in accordance with its obligations under the Marketing Agreements to supply Bausch & Lomb with certain specified quantities of the active drug-substance, purchased bulk quantities of Loteprednol etabonate in the amount of $569,981. However, until the FDA approves either of the Company's NDAs that use Loteprednol etabonate, the Company has taken a valuation allowance of $569,981 against these purchases to lower of cost or market value as there are currently no alternative uses for such quantities of this drug substance.

     Patent expenses decreased by $19,982, or 38%, from $52,370 in 1996 to $32,388 in 1997. This decrease is due in part to the timing of completion of certain patent applications and due to the fact that the Company's in-house patent counsel undertakes work previously executed by external patent attorneys.

     General and administrative expenses increased by $101,394, or 19%, from $537,139 in 1996 to $638,533 in 1997, due to certain administrative costs.

     Depreciation and amortization expenses decreased by $15,763, or 18%, from $86,333 in 1996 to $70,570 in 1997, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

     Net interest income decreased by $2,947, or 5%, from $60,003 in 1996 to $57,056 in 1997. Interest income decreased as a result of lower average cash balances partially offset by lower interest expense.

     Liquidity and Capital Resources

     The Company currently has no sources of recurring revenues and has incurred operating losses since its inception and has financed its operations with public and private offerings of securities, advances and other funding pursuant to marketing and co-development agreements with Bausch and Lomb, research contracts, license fees, royalties and sales, and interest income.

     The Company has working capital of $8.3 million, including cash and cash equivalents of $10.5 million, as of March 31, 1997. On March 31, 1997 the Company completed a $6 million private placement of convertible preferred stock and warrants. Management believes that existing cash and cash equivalents combined with additional cash inflows from investment income and R&D grants will be sufficient to support operations into the first quarter of 1998. Management believes that additional funding will be required to fund operations until, if ever, profitable operations can be achieved. Therefore, the Company will continue to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing required to continue the development of its products and bring them to commercial markets.

     Pursuant to the U.S. Marketing agreement with Bausch & Lomb and following the NDA submission for LE-A, the Company received in March 1997, an additional $1 million in advances against future sales of the active drug substance (needed to manufacture the drug), $143,333 of which was advanced to the license holder. Cumulative advances from Bausch & Lomb as of March 31, 1997 total $5 million. Bausch & Lomb will be entitled to recoup the advances by way of credits from future sales of Lotemax(TM) and line extension products. The Company may be obligated to repay such advances if it is unable to supply Bausch Lomb with certain specified quantities of the active drug substance.

                                     Part II

                                Other Information

Item 1 Legal Proceedings                                                   NONE

Item 2 Changes in Securities                                               NONE

Item 3 Defaults upon Senior Securities                                     NONE

Item 4 Submission of Matters to Vote of Security Holders                   NONE

Item 5 Other Information                                                   NONE

Item 6 Exhibits and Reports on Form 8-K                                    NONE

                                 SIGNATURE PAGE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PHARMOS CORPORATION

Dated: May 14, 1997                        by:   /s/ Alan M. Mark
                                                 ------------------------------
                                                 Alan M. Mark
                                                 Acting Chief Financial Officer