Form 10-Q
period 1997-06-30
PHARMOS CORP
filed 1997-08-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__   No _____

As of August 5, 1997, the Registrant had outstanding 32,378,881 shares of its $.03 par value Common Stock.

Pharmos Corporation
(Unaudited)

Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      June 30,          December 31,
                                                                                                        1997                1996
                                                                                                   ------------        ------------
Assets
         --------------------------------------------------------------------------------
     Cash and cash equivalents                                                                     $  7,978,163        $  5,132,906
     R & D reimbursements receivable                                                                    234,776             359,019
     Prepaid expenses and other current assets                                                          337,925             247,363
                                                                                                   ------------        ------------
          Total current assets                                                                        8,550,864           5,739,288

     Fixed assets, net                                                                                  552,911             629,413
     Prepaid royalties                                                                                  716,667             573,334
     Intangible assets, net                                                                             314,524             337,786
     Other assets                                                                                       162,094             188,472
                                                                                                   ------------        ------------
          Total assets                                                                             $ 10,297,060        $  7,468,293
                                                                                                   ============        ============
     ------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
     Accounts payable                                                                              $    755,009        $    847,415
     Accrued expenses and other liabilities                                                           1,258,058             451,136
     Accrued wages and other compensation                                                               288,870             357,981
     Current portion of long term debt                                                                  127,406             115,244
                                                                                                   ------------        ------------
          Total current liabilities                                                                   2,429,343           1,771,776
          -------------------------------------------------------------------------------
     Advances against future sales                                                                    5,000,000           4,000,000
     Long term debt                                                                                      99,137             157,133
     Other liabilities                                                                                   46,485              51,119
                                                                                                   ------------        ------------
          Total liabilities                                                                           7,574,965           5,980,028
                                                                                                   ------------        ------------
     ------------------------------------------------------------------------------------
Shareholders' Equity

     Preferred stock, $.03 par value, 1,250,000 shares authorized.

     Series A convertible, with a $1,000 liquidation preference, 475 and
     1,900 shares outstanding, respectively                                                                  14                  57
     Series B convertible, with a $1,000 liquidation preference, 6,000
     and 0 shares outstanding, respectively                                                                 180                  --

     Common stock, $.03 par value; 50,000,000 shares authorized, 32,068,627 and
     30,727,525 shares issued, and 32,050,271 and
     30,709,169 shares outstanding, respectively                                                        962,058             921,825

     Paid in capital in excess of par                                                                69,763,986          62,668,886

     Accumulated deficit                                                                            (68,003,592)        (62,101,952)
                                                                                                   ------------        ------------
                                                                                                      2,722,646           1,488,816
     Less: Common stock held in treasury, at par                                                           (551)               (551)
                                                                                                   ------------        ------------
          Total shareholders' equity                                                                  2,722,095           1,488,265
                                                                                                   ------------        ------------
          Total liabilities and shareholders' equity                                               $ 10,297,060        $  7,468,293
                                                                                                   ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three Months Ended

                                                                                                   June 30,              June 30,
                                                                                                     1997                  1996

     --------------------------------------------------------------------------------
Expenses

    Research and development, net                                                                $  1,482,657          $  1,450,961
                                                                                                 ------------          ------------
    Drug substance purchase                                                                              --                    --
    Patents                                                                                            99,614                69,016
    General and administrative                                                                        611,276               563,972
    Depreciation and amortization                                                                      71,850                76,749
                                                                                                 ------------          ------------
                                                                                                    2,265,397             2,160,698
     --------------------------------------------------------------------------------            ------------          ------------
Loss from operations                                                                               (2,265,397)           (2,160,698)
                                                                                                 ------------          ------------

     Interest income, net of interest and other expense of $62,359 and
     $26,082, respectively                                                                            127,742                98,145
     --------------------------------------------------------------------------------            ------------          ------------
Net loss                                                                                         ($ 2,137,655)         ($ 2,062,553)
     --------------------------------------------------------------------------------            ------------          ------------

Dividend embedded in convertible preferred stock (see note 5)                                      (1,275,274)                 --

Net loss applicable to common stockholders                                                       ($ 3,412,929)         ($ 2,062,553)
                                                                                                 ============          ============
                                                                                                 ------------          ------------

Loss per share applicable to common stockholders                                                 ($       .11)         ($       .07)
                                                                                                 ============          ============

Weighted average shares outstanding                                                                31,671,717            29,219,969
                                                                                                 ------------          ------------
     --------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Six Months Ended

                                                                                                     June 30,            June 30,

                                                                                                       1997                  1996
     ------------------------------------------------------------------------------------
Expenses
     Research and development, net                                                               $  2,664,257          $  2,589,699
     Drug substance purchase (see note 2)                                                             569,981                  --
     Patents                                                                                          132,002               121,386
     General and administrative                                                                     1,249,809             1,101,111
     Depreciation and amortization                                                                    142,420               163,082
                                                                                                 ------------          ------------
                                                                                                    4,758,469             3,975,278
                                                                                                 ------------          ------------
     ------------------------------------------------------------------------------------
Loss from operations                                                                               (4,758,469)           (3,975,278)
                                                                                                 ------------          ------------
     Interest income, net of interest and other expense of $66,758 and
     $44,680, respectively                                                                            184,798               158,148
                                                                                                 ------------          ------------
     ------------------------------------------------------------------------------------
Net loss                                                                                         ($ 4,573,671)         ($ 3,817,130)
                                                                                                 ------------          ------------
     ------------------------------------------------------------------------------------

Dividend embedded in convertible preferred stock (see note 5)                                    ($ 1,275,274)                  --

Net loss applicable to common stockholders                                                       ($ 5,848,945)         ($ 3,817,130)
                                                                                                 ============          ============

Net loss per share applicable to common stockholders                                             ($       .19)         ($       .13)
                                                                                                 ============          ============
     ------------------------------------------------------------------------------------
Weighted average shares outstanding                                                                31,344,772            29,215,036
                                                                                                 ------------          ------------

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Six Months Ended

                                                                                                June 30,                 June 30,

                                                                                                  1997                     1996
     --------------------------------------------------------------------------
Cash flows from operating activities

Net loss                                                                                       ($4,573,671)             ($3,817,130)
                                                                                               -----------              -----------

Adjustments to reconcile net loss to net cash flow
provided by (used in) operating activities
     Depreciation and amortization                                                                 142,420                  163,082
     --------------------------------------------------------------------------

Changes in operating assets and liabilities
     Prepaid expenses and other current assets                                                      60,059                 (193,042)
     Accounts payable                                                                              (92,404)                 108,181
     Accrued expenses, wages and other liabilities                                                 733,177                 (222,846)
     Prepaid royalties                                                                            (143,333)                (573,334)
     Advances against future sales                                                               1,000,000                2,122,859
                                                                                               -----------              -----------
          Total adjustments                                                                      1,699,919                1,404,900
                                                                                               -----------              -----------
     --------------------------------------------------------------------------

Net cash flows used in operating activities                                                     (2,873,752)              (2,412,230)
                                                                                               -----------              -----------

Cash flows from investing activities
     (Purchases) disposal of fixed assets, net                                                     (42,656)                 (47,701)
                                                                                               -----------              -----------
     --------------------------------------------------------------------------

Net cash flows provided by (used in) investing activities                                          (42,656)                 (47,701)
                                                                                               -----------              -----------

Cash flows from financing activities
     Proceeds from issuance of Preferred Stock, net                                              5,740,000                       --
     Proceeds from exercise of warrants                                                             67,500                   51,000
     Decrease in loans payable, net                                                                (45,835)                 (68,178)
                                                                                               -----------              -----------
     --------------------------------------------------------------------------

Net cash flows provided by (used in) financing                                                   5,761,665                  (17,178)
                                                                                               -----------              -----------

Net increase (decrease) in cash and cash equivalents                                             2,845,257               (2,477,109)

     --------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                                 5,132,906                7,442,791
                                                                                               -----------              -----------

     --------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 7,978,163              $ 4,965,682
                                                                                               ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

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

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In the first quarter of 1997, the Company, in anticipation of approval by the FDA of either or both of the NDAs submitted (see note 1) and in accordance with its obligations under the Marketing Agreements (see note 4) to supply Bausch & Lomb with certain specified quantities of the active drug substance ("Loteprednol etabonate"), purchased bulk quantities of Loteprednol etabonate in the amount of $569,981. However, until the FDA approves either of the Company's NDAs that use Loteprednol etabonate (see note 3), the Company has taken a valuation allowance of $569,981 against these purchases to the lower of cost or market value as there are currently no alternative uses for such quantities of this drug substance.

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

3.   Liquidity and Business Risks

     The Company currently has no sources of recurring revenues and has incurred operating losses since its inception. At June 30, 1997, the Company has an accumulated deficit of $68,003,592 (unaudited). Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company expects those operating losses will continue as product development, clinical testing and other normal operations continue. The Company currently funds its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $8.0 million as of June 30, 1997, combined with anticipated cash inflows from investment income and research & development grants, will be sufficient to support operations into the first quarter of 1998. The Company is continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations, and the establishment of research and development partnerships to obtain the additional financing necessary to complete the development of its product candidates and bring them to commercial markets.

     As described in Note 1, the Company has submitted two NDAs to the FDA. It is possible that FDA approval for these product candidates will not be granted on a timely basis or at all. Any delay in obtaining approval or failure to obtain such approvals would materially and adversely affect the Company's business, financial position and results of operations.

4.   Collaborative Agreements

     The Company has entered into marketing agreements (the "Marketing Agreements") granting Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") rights to market Lotemax(TM), the Company's lead product candidate, on an exclusive basis in the United States and in certain territories outside the U.S. The Marketing Agreements also cover the Company's two other Loteprednol etabonate based products, which are referred to as LE-A and LE-T. Under the Marketing Agreements, Bausch & Lomb will purchase the active drug substance (Loteprednol etabonate) from the Company and, through June 30, 1997, has provided the Company with $5 million in cash advances against future sales.

     Bausch & Lomb will be entitled to credits against future purchases of the active drug substance based on the advances and future advances until the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. Advances received through June 30, 1997 are reflected as a long term liability in the accompanying balance sheet.

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

     Bausch & Lomb collaborates in the development of products by making available amounts up to 50% of the Company's Phase III clinical trial costs. The Company has also agreed to reimburse Bausch & Lomb for certain R&D expenses related to the development of the Company's products. As of June 30, 1997, the Company has accrued $400,000 in such reimbursements. The Company is also contingently liable to reimburse Bausch & Lomb for an additional $400,000 of R&D expenses that are to be deducted from future purchases of the active drug substance.

     For the three month period and six month period ended June 30, 1997 and 1996, R&D expense reimbursements from Bausch & Lomb, net of the Company's R & D expense obligations to Bausch & Lomb, were ($246,515) and $546,637, and ($231,432) and $679,744, respectively. The net reimbursements are included in research and development expense in the accompanying consolidated statement of operations.

5.   Common & Preferred Stock Transactions

     On February 12, 1997, the Company issued warrants to purchase an aggregate of 1,055,000 shares of common stock at an exercise price of $1.59 per share to 17 employees of the Company. Such warrants become exercisable in increments of 25% each on February 12, 1998, February 12, 1999, February 12, 2000 and February 12, 2001. All of such warrants expire on February 12, 2007. Also, on February 12, 1997, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.59 per share to the Company's five outside directors. These warrants become exercisable on the same basis as the warrants issued to employees, but expire on February 12, 2003. Upon termination of employment or termination as a director, all warrants held by such employee or director will expire, except that any warrant that was exercisable on the date of termination may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of death or permanent disability of such employee or director).

     On March 31, 1997, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock, with institutional investors generating gross proceeds of $6 million. The preferred stock carries a 5% dividend rate payable in cash or common stock, at the option of the Company, and is convertible into common shares of the Company based on the share price at the time of conversion less discounts ranging from 17% to 20%. Until converted into common stock, the preferred stock has no voting rights. The 159,000 warrants issued to the investors are exercisable at a price of $1.75 per share, commencing one year after the closing for a three year period. The investors were granted limited rights to approve certain financing by the Company for 180 days from closing. The Company has issued

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

     239,473 warrants to certain parties who assisted in the completion of the private placement. The warrants vest March 31, 1998 and will expire in 2008.

     During the first quarter of 1997, the Company issued 330,884 shares of its common stock upon conversion of 440 shares of the Company's Series A convertible preferred stock. The shares were issued at conversion prices ranging from $1.27 per share to $1.46 per share. The Company also issued 25,457 shares of common stock in payment of dividends on the Series A convertible preferred stock. As of the date of such issuances, these dividends are valued at $33,282.

     During the second quarter of 1997, the Company issued 929,404 shares of its common stock upon conversion of 985 shares of the Company's Series A convertible preferred stock. The shares were issued at conversion prices ranging from $0.93 per share to $1.37 per share. The Company also issued 17,857 shares of common stock in payment of dividends on the Series A convertible preferred stock. As of the date of such issuances, these dividends are valued at $19,414.

     During the first quarter of 1997, the Company issued 37,500 shares of its common stock upon exercise of warrants to purchase shares of the Company's common stock at $1.80 per share.

     As of June 30, 1997, cumulative dividends in arrears on the Company's outstanding Series A and Series B convertible preferred stock are $23,373 and $74,795, respectively. The dividends are payable in either cash or common stock at the option of the Company.

     In connection with the issuances of the Series A and B convertible preferred stock, the Company was required to recognize in the EPS calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the date that conversion can occur. During the quarter ended June 30, 1997, the Company recorded a preferred stock dividend of $1,275,274 on the outstanding shares of Series A and B convertible preferred stock in connection with the conversion discount.

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

Results of Operations

Quarter ended June 30, 1997 and 1996

Total operating expenses increased $104,699, or 5%, from $2,160,698 in 1996 to $2,265,397 in 1997 primarily due to an increase in research and development costs, general and administrative expenses and patent costs.

Net research and development expenses increased by $31,696, or 2%, from $1,450,961 in 1996 to $1,482,657 in 1997. The increase in R&D expense is due mainly to increases in regulatory filing fees and R&D activities to advance the manufacturing of drug substance, partially offset by a decrease in clinical trial costs associated with the Company's NDA submissions.

Patent expenses increased by $30,598, or 44%, from $69,016 in 1996 to $99,614 in 1997 due to patent filings in various foreign countries.

General and administrative expense increased by $47,304, or 8%, from $563,972 in 1996 to $611,276 in 1997, due to certain administrative costs.

Depreciation and amortization expenses decreased by $4,899, or 6%, from $76,749 in 1996 to $71,850 in 1997, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

Interest income, net of interest and other expense, increased by $29,597, or 30%, from $98,145 in 1996 to $127,742 in 1997. Interest income increased as a result of higher average cash balances partially offset by increased other expenses.

Six Months ended June 30, 1997 and 1996

Total operating expenses increased $783,191, or 20%, from $3,975,278 in 1996 to $4,758,469 in 1997 primarily due to the purchase of drug substance for the manufacture of Lotemax(TM), as well as increases in general and administrative expenses and research and development costs. Excluding the drug substance purchase, operating expenses increased by $213,210, or 5% from $3,975,278 in 1996 to $4,188,488 in 1997.

Net research and development expenses increased by $74,558, or 3%, from $2,589,699 in 1996 to $2,664,257 in 1997. The increase in R&D expense is due mainly to increases in regulatory filing fees and R&D activities to advance the manufacturing of drug substance, partially offset by a decrease in clinical trial costs with the Company's NDA submissions.

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

Patent expenses increased by $10,616, or 9%, from $121,386 in 1996 to $132,002 in 1997. This increase is due to patent filings in various foreign countries partially offset by the fact that the Company has retained in-house patent counsel to undertake work previously executed by external patent attorneys.

General and administrative expenses increased by $148,698, or 14%, from $1,101,111 in 1996 to $1,249,809 in 1997, due to certain administrative costs.

Depreciation and amortization expenses decreased by $20,662, or 13%, from $163,082 in 1996 to $142,420 in 1997, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

Interest income, net of interest and other expense, increased by $26,650, or 17%, from $158,148 in 1996 to $184,798 in 1997. Interest income increased as a result of higher average cash balances partially offset by increased other expenses.

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

The Company has working capital of $6.1 million, including cash and cash equivalents of $8.0 million, as of June 30, 1997. On March 31, 1997, the Company completed a private placement of convertible preferred stock and warrants that generated $6 million in gross proceeds. Management believes that existing cash and cash equivalents combined with anticipated cash inflows from investment income and R&D grants will be sufficient to support operations into the first quarter of 1998. Management believes that additional funding will be required to fund operations until, if ever, profitable operations can be achieved. Therefore, the Company will continue to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing required to continue the development of its product candidates and bring them to commercial markets.

In connection with the issuances of the Series A and B convertible preferred stock, the

Company recognized in the EPS calculation, in compliance with the SECs position on accounting for conversion discounts embedded in preferred stock, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the date that conversion can occur. During the quarter ended June 30, 1997, the Company recorded a preferred stock dividend of $1,275,274 on the outstanding shares of Series A and B convertible preferred stock in connection with the conversion discount.

Pursuant to the U.S. Marketing agreement with Bausch & Lomb and following the NDA submission for LE-A, the Company received in March 1997, an additional $1 million in advances against future sales of the active drug substance (needed to manufacture the drug), $143,333 of which was advanced to the license holder. Cumulative advances from Bausch & Lomb as of June 30, 1997 total $5 million. Bausch & Lomb will be entitled to recoup the advances by way of credits from future sales of Lotemax(TM) and line extension products. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance.

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

                                                  PHARMOS CORPORATION

Dated: August 14, 1997                           by: /s/ Shaun Marcus
                                                      -------------------
                                                  Shaun Marcus
                                                  Vice President - Finance
                                                  (Principal Accounting Officer)