Form 10-Q
period 1997-09-30
PHARMOS CORP
filed 1997-11-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__      No _____.


As of October 29, 1997, the Registrant had outstanding 34,118,368 shares of its $.03 par value Common Stock.

Pharmos Corporation
(Unaudited)

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                        September 30,     December 31,
                                                                             1997             1996
Assets
  Cash and cash equivalents                                             $  6,517,002      $  5,132,906
  R & D reimbursements receivable                                            200,501           359,019
  Prepaid expenses and other current assets                                  253,178           247,363
                                                                        ------------      ------------
    Total current assets                                                   6,970,681         5,739,288
  Fixed assets, net                                                          543,986           629,413
  Prepaid royalties                                                          716,667           573,334
  Intangible assets, net                                                     302,893           337,786
  Other assets                                                                70,084           188,472
                                                                        ------------      ------------
    Total assets                                                        $  8,604,311      $  7,468,293
                                                                        ============      ============
Liabilities and Shareholders' Equity
  Accounts payable                                                      $    373,927      $    847,415
  Accrued expenses and other liabilities                                   1,534,776           451,136
  Accrued wages and other compensation                                       241,460           357,981
  Current portion of long term debt                                           57,299           115,244
                                                                        ------------      ------------
    Total current liabilities                                              2,207,462         1,771,776
  Advances against future sales                                            5,000,000         4,000,000
  Long term debt                                                              14,516           157,133
  Other liabilities                                                           46,485            51,119
                                                                        ------------      ------------
    Total  liabilities                                                     7,268,463         5,980,028
                                                                        ------------      ------------
Shareholders' Equity
  Preferred stock, $.03 par value, 1,250,000 shares authorized

  Series A convertible, with a $1,000 liquidation preference, 0 and
  1,900 shares outstanding, respectively                                          --                57
  Series B convertible, with a $1,000 liquidation preference, 3,500
  and 0 shares outstanding, respectively                                         105                --
  Common stock, $.03 par value; 50,000,000 shares authorized,
  33,981,969 and 30,727,525 shares issued, and 33,963,613 and
  30,709,169 shares outstanding, respectively                              1,019,459           921,825
  Paid in capital in excess of par                                        70,494,710        62,668,886
  Accumulated deficit                                                    (70,177,875)      (62,101,952)
                                                                        ------------      ------------
                                                                           1,336,399         1,488,816
  Less: Common stock held in treasury, at par                                   (551)             (551)
                                                                        ------------      ------------
    Total shareholders' equity                                             1,335,848         1,488,265
                                                                        ------------      ------------
    Total liabilities and shareholders' equity                          $  8,604,311      $  7,468,293
                                                                        ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                        September 30,     September 30,
                                                                            1997              1996
Expenses
  Research and development, net                                         $  1,092,389      $  1,386,219
  Drug substance purchase (see note 2)                                        28,800                --
  Patents                                                                     56,027            66,118
  General and administrative                                                 644,399           545,289
  Depreciation and amortization                                               72,898            77,357
                                                                        ------------      ------------
                                                                           1,894,513         2,074,983
                                                                        ------------      ------------
Loss from operations                                                      (1,894,513)       (2,074,983)
                                                                        ------------      ------------
  Interest income, net of interest and other expense of $13,879 and
  $13,773, respectively                                                       92,016            48,460
                                                                        ------------      ------------
Net loss before extraordinary gain                                        (1,802,497)       (2,026,523)
  Extraordinary gain from forgiveness of debt (see note 2), net of
  $0 in income taxes                                                         416,249                --
                                                                        ------------      ------------
Net loss                                                                ($ 1,386,248)     ($ 2,026,523)
                                                                        ------------      ------------

Dividend embedded in convertible preferred stock  (see note 5)          ($   651,895)               --
                                                                        ------------      ------------

Net loss applicable to common stockholders                              ($ 2,038,143)     ($ 2,026,523)
                                                                        ============      ============

Net loss per share applicable to common stockholders before
extraordinary gain                                                      ($       .07)     ($       .07)
Extraordinary gain per share applicable to common stockholders                   .01                --
                                                                        ------------      ------------
Net Loss per share applicable to common stockholders                    ($       .06)     ($       .07)
                                                                        ============      ============

Weighted average common shares outstanding                                32,853,545        29,219,969
                                                                        ------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                        September 30,     September 30,
                                                                            1997               1996
                                                                        ------------      ------------
Expenses
  Research and development, net                                         $  3,757,042      $  3,975,918
  Drug substance purchase (see note 2)                                       598,385                --

  Patents                                                                    188,029           187,504
  General and administrative                                               1,894,208         1,646,400
  Depreciation and amortization                                              215,318           240,439
                                                                        ------------      ------------
                                                                           6,652,982         6,050,261
                                                                        ------------      ------------
Loss from operations                                                      (6,652,982)       (6,050,261)
                                                                        ------------      ------------
  Interest income, net of interest and other expense of $80,637 and
  $58,453, respectively                                                      276,814           206,608
                                                                        ------------      ------------
Net loss before extraordinary gain                                        (6,376,168)       (5,843,653)
                                                                        ------------      ------------
  Extraordinary gain from forgiveness of debt (see note 2), net of
  $0 in income taxes                                                         416,249                --
                                                                        ------------      ------------
Net loss                                                                ($ 5,959,919)     ($ 5,843,653)
                                                                        ------------      ------------

Dividend embedded in convertible preferred stock (see note 5)           ($ 1,927,169)               --
                                                                        ------------      ------------

Net loss applicable to common stockholders                              ($ 7,887,088)     ($ 5,843,653)
                                                                        ------------      ============

Net loss per share applicable to common stockholders before
extraordinary gain                                                      ($       .26)     ($       .20)
Extraordinary gain per share applicable to common stockholders                   .01                --
                                                                        ------------      ------------
Net loss per share applicable to common stockholders                    ($       .25)     ($       .20)
                                                                        ============      ============

Weighted average common  shares outstanding                               31,852,139        29,216,698
                                                                        ------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                      Nine Months Ended
                                                                September 30,    September 30,
                                                                    1997             1996
                                                                -----------      -----------
Cash flows from operating activities
Net loss                                                        ($5,959,919)     ($5,843,653)
                                                                -----------      -----------
Adjustments to reconcile net loss to net cash flow
provided by operating activities
  Depreciation and amortization                                     215,318          240,439

Changes in operating assets and liabilities
  R&D reimbursements receivable, prepaid expenses and other         271,091         (103,328)
  assets
  Accounts payable                                                 (473,486)           2,136
  Accrued expenses, accrued  wages and other liabilities            962,485         (205,095)
  Prepaid royalties                                                (143,333)        (573,334)
  Advances against future sales                                   1,000,000        2,122,859
                                                                -----------      -----------
    Total adjustments                                             1,832,075        1,483,677
                                                                -----------      -----------
Net cash flows used in operating activities                      (4,127,844)      (4,359,976)
                                                                -----------      -----------

Cash flows from investing activities
  Purchases of fixed assets, net                                    (94,998)         (63,322)
                                                                -----------      -----------
Net cash flows used in investing activities                         (94,998)         (63,322)
                                                                -----------      -----------

Cash flows from financing activities
  Proceeds from issuance of Preferred Stock, net                                   1,882,000
  Proceeds from exercise of warrants                                 67,500           51,000
  Decrease in loans payable, net                                   (200,562)         (83,870)
                                                                -----------      -----------
Net cash flows provided by financing                              5,606,938        1,849,130
                                                                -----------      -----------
Net increase (decrease) in cash and cash equivalents              1,384,096       (2,574,168)

Cash and cash equivalents at beginning of period                  5,132,906        7,442,791
                                                                -----------      -----------

Cash and cash equivalents at end of period                      $ 6,517,002      $ 4,868,623
                                                                ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   The Company

     Pharmos Corporation (the "Company") is an emerging pharmaceutical company incorporated under the laws of the state of Nevada and is engaged in the development and commercialization of proprietary products based on rational design of drugs to meet significant therapeutic needs in major markets.

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

     The Company has submitted two separate New Drug Applications ("NDA") to the U.S. Food & Drug Administration ("FDA"): Lotemax(TM) for the treatment of several ocular inflammatory diseases and LE-A, a product for the treatment of seasonal allergic conjunctivitis. On September 3, 1997, the FDA issued an "approvable letter" in response to the Company's Lotemax(TM) NDA. The letter states that Lotemax(TM) is approvable subject to the Company satisfactorily addressing several remaining issues.

     The Company conducts operations in Alachua, Florida (see note 6) and through its wholly-owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.


2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In the first nine months of 1997, the Company, in anticipation of approval by the FDA of either or both of the NDAs submitted (see note 1) and in accordance with its obligations under the Marketing Agreements (see note 4) to supply Bausch & Lomb with

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


     certain specified quantities of the active drug substance ("loteprednol etabonate"), purchased bulk quantities of loteprednol etabonate and a key reagent in the amount of $598,385. However, until the FDA approves either of the Company's NDAs that use loteprednol etabonate (see note 3), the Company has taken a valuation allowance of $598,385 against these purchases to the lower of cost or market value as there are currently no alternative uses for such quantities of this drug substance.

     In the third quarter, the Company reached an agreement with the University of Florida (the "University") to terminate a 1992 licensing agreement. Under the terms of the agreement, the Company has returned the rights to technologies the Company previously ceased developing, and the University has forgiven $416,249 in debts owed by the Company.

3.   Liquidity and Business Risks

     The Company currently has no sources of recurring revenues and has incurred operating losses since its inception. At September 30, 1997, the Company has an accumulated deficit of $70,177,875 (unaudited). Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company expects those operating losses will continue as product development, clinical testing and other normal operations continue. The Company currently funds its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $6.5 million as of September 30, 1997, combined with anticipated cash inflows from investment income and research & development grants, will be sufficient to support operations well into the first quarter of 1998. The Company is continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations, and the establishment of research and development partnerships to obtain the additional financing necessary to complete the development of its product candidates and bring them to commercial markets.

     As described in Note 1, the Company has submitted two NDAs to the FDA. It is possible that FDA approval for these product candidates will not be granted on a timely basis or at all. Any delay in obtaining approval or failure to obtain such approvals would materially and adversely affect the Company's business, financial position and results of operations.

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


4.   Collaborative Agreements

     The Company has entered into marketing agreements (the "Marketing Agreements") granting Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") rights to market Lotemax(TM), the Company's lead product candidate, on an exclusive basis in the United States and in certain territories outside the U.S. The Marketing Agreements also cover the Company's two other Loteprednol etabonate based products, which are referred to as LE-A and LE-T. Under the Marketing Agreements, Bausch & Lomb will purchase the active drug substance (Loteprednol etabonate) from the Company and, through September 30, 1997, has provided the Company with $5 million in cash advances against future sales.

     Bausch & Lomb will be entitled to credits against future purchases of the active drug substance based on the advances and future advances until the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. Advances received through
     September 30, 1997 are reflected as a long term liability in the accompanying balance sheet.

     Bausch & Lomb collaborates in the development of products by making available amounts up to 50% of the Company's Phase III clinical trial costs. The Company has also agreed to reimburse Bausch & Lomb for certain R&D expenses related to the development of the Company's products. As of September 30, 1997, the Company has accrued $600,000 in such reimbursements. The Company is also contingently liable to reimburse Bausch & Lomb for an additional $400,000 of R&D expenses that are to be deducted from future purchases of the active drug substance.

     For the three month period and nine month period ended September 30, 1997 and 1996, R&D expense reimbursements from Bausch & Lomb, net of the Company's R&D expense obligations to B&L, were ($188,394) and $401,368, and ($419,826) and $1,081,112, respectively. The net reimbursements are included in research and development expense in the accompanying consolidated statement of operations.


5.   Common & Preferred Stock Transactions

     On February 12, 1997, the Company issued warrants to purchase an aggregate of 1,030,000 shares of common stock at an exercise price of $1.59 per share to 15 employees of the Company. Such warrants become exercisable in increments of 25% each on February 12, 1998, February 12, 1999, February 12, 2000 and February 12, 2001. All of such warrants expire on February 12, 2007. Also, on February 12, 1997, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.59 per share to the Company's five outside directors. These warrants become exercisable on the same basis as the warrants issued to

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


     employees, but expire on February 12, 2003. Upon termination of employment or termination as a director, all warrants held by such employee or director will expire, except that any warrant that was exercisable on the date of termination may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of death or permanent disability of such employee or director).

     In March 1997, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $1.66 per share to an employee of the Company. Such warrants become exercisable in increments of 25% each on March 1, 1998, March 1, 1999, March 1, 2000 and March 1, 2001.
     All of such warrants expire on March 1, 2007. Upon termination of employment, all warrants held by such employee will expire, except that any warrant that was exercisable on the date of termination may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of death or permanent disability of such employee).

     On March 31, 1997, the Company completed a private placement of Series B Convertible Preferred Stock and warrants to purchase common stock, with institutional investors generating gross proceeds of $6 million. The preferred stock carries a 5% dividend rate payable in cash or common stock, at the option of the Company, and is convertible into common shares of the Company based on the share price at the time of conversion less discounts ranging from 17% to 20%. Until converted into common stock, the preferred stock has no voting rights. The 159,000 warrants issued to the investors are exercisable at a price of $1.75 per share, commencing one year after the closing for a three year period. The investors were granted limited rights to approve certain financing by the Company for 180 days from closing. The Company issued warrants to purchase an aggregate of 239,473 shares of common stock at an exercise price of $1.38 per share to certain parties who assisted in the completion of the private placement . The warrants vest March 31, 1998 and will expire in 2008.

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

Pharmos Corporation
(Unaudited)

Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


     During the third quarter of 1997, the Company issued 1,828,185 shares of its common stock upon conversion of 2,975 shares of the Company's Series A and Series B convertible preferred stock. The shares were issued at conversion prices ranging from $1.23 per share to $2.04 per share. The Company also issued 85,157 shares of common stock in payment of dividends on the Series A and Series B convertible preferred stock. As of the date of such issuances, these dividends are valued at $136,140.

     During the first quarter of 1997, the Company issued 37,500 shares of its common stock upon exercise of warrants to purchase shares of the Company's common stock at $1.80 per share.

     As of September 30, 1997, cumulative dividends in arrears on the Company's outstanding Series A and Series B convertible preferred stock are $0 and $12,153, respectively. The dividends are payable in either cash or common stock at the option of the Company.

     In connection with the issuances of the Series A and B convertible preferred stock, the Company was required to recognize in the EPS calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the date that conversion can occur. During the quarter ended September 30, 1997, the Company recorded a preferred stock dividend of $651,895 on the outstanding shares of Series A and B convertible preferred stock in connection with the conversion discount.


6.   Subsequent Events

     The Company announced on October 6, 1997 the relocation of its corporate headquarters to Iselin, New Jersey and the closure of its Alachua, Florida facility by year-end. The remaining R&D and regulatory activities required to support Lotemax(TM), LE-Allergy and LE-T will be maintained by transferring responsibilities to Bausch & Lomb Pharmaceuticals, to the Pharmos R&D site in Israel and by continuing employment of key Florida personnel on a consulting basis. The Company has taken a $100,000 charge against earnings in the third quarter in estimate of the costs of the relocation and closure.


7.   Legal Proceedings

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


Results of Operations

Quarter ended September 30, 1997 and 1996

Total operating expenses decreased $180,470, or 9%, from $2,074,983 in 1996 to $1,894,513 in 1997 primarily due to a decrease in research and development costs, and patent costs partially offset by bulk material purchases for the manufacture of loteprednol etabonate ("LE"), the active drug-substance of Lotemax(TM), and an increase in general and administrative expenses. Excluding the drug substance purchase, operating expenses decreased by $209,270, or 10% from $2,074,983 in 1996 to $1,865,713 in 1997.

Net research and development expenses decreased by $293,830, or 21%, from $1,386,219 in 1996 to $1,092,389 in 1997. The completion of the clinical trials associated with the Company's NDA submissions for LE resulted in a decrease in R&D expense. The company significantly increased participation in approved R&D reimbursement programs which contributed to a reduction in R & D expense. Increased costs for toxicology studies for the LET program (a combination of LE and Tobramycin) and Dexanabinol, as well as activities to advance the manufacturing of LE, partially offset the decrease in R & D expense.

In the current quarter, the Company, in anticipation of approval by the FDA of either or both of the NDAs submitted and in accordance with its obligations under the Marketing Agreements to supply Bausch & Lomb with certain specified quantities of LE ( the active drug-substance), purchased bulk quantities of a key reagent essential to the manufacture of LE in the amount of $28,800. However, until the FDA approves either of the Company's NDAs that use LE, the Company has taken a valuation allowance of $28,800 against these purchases to lower of cost or market value as there are currently no alternative uses for such quantities of this reagent.

Patent expenses decreased by $10,091, or 15%, from $66,118 in 1996 to $56,027 in 1997. This decrease is due to the timing of completion of certain patent applications.

General and administrative expense increased by $99,110, or 18%, from $545,289 in 1996 to $644,399 in 1997. On October 6, 1997 the Company announced the relocation of its corporate headquarters to New Jersey and the closure of its Florida facility by year-end and as a result, the Company accrued a one-time charge of $100,000.

Depreciation and amortization expenses decreased by $4,459, or 6%, from $77,357 in 1996 to $72,898 in 1997, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

Pharmos Corporation
(Unaudited)


Interest and other income, net of interest and other expenses, increased by $46,708, or 96%, from $48,460 in 1996 to $95,168 in 1997. Interest and other income, net, increased as a result of higher average cash balances and translation gains as a result of the fluctuation of the Israeli Shekel against the US Dollar.

On September 8, 1997, the Company signed an agreement terminating the 1992 licensing agreement with the University of Florida and returned the rights to technologies the Company previously ceased developing. The termination agreement included a waiver of $416,249 in outstanding debts due the University.


Nine Months ended September 30, 1997 and 1996

Total operating expenses increased $602,721, or 10%, from $6,050,261 in 1996 to $6,652,982 in 1997 primarily due to the purchase of drug substance for the manufacture of ("LE"), the active drug-substance of Lotemax(TM), as well as increases in general and administrative expenses, off-set by a decrease in R & D expense. Excluding the drug substance purchase, operating expenses increased by $4,336, or less than 1% from $6,050,261 in 1996 to $6,054,597 in 1997.

Net research and development expenses decreased by $218,876, or 6%, from $3,975,918 in 1996 to $3,757,042 in 1997. The completion of the clinical trials associated with the Company's NDA submissions for LE resulted in a decrease in R&D expense, as did increased participation in approved R&D programs. Increased costs for toxicology studies for the LET program (a combination of LE and Tobramycin) and Dexanabinol, as well as for regulatory filings , combined with significant activities together with Bausch & Lomb Pharmaceuticals ("BLP") to advance the manufacturing of LE, partially offset the decrease in R & D expense.

In the first nine months of 1997, in anticipation of approval by the FDA of either or both of the NDAs submitted and in accordance with its obligations under the Marketing Agreements to supply BLP with certain specified quantities of the active drug-substance, the Company purchased bulk quantities of LE, as well as a key reagent critical to the manufacturing process of LE, in the amount of $598,385. However, until the FDA approves either of the Company's NDAs that use LE, the Company has taken a valuation allowance of $598,385 against these purchases to lower of cost or market value as there are currently no alternative uses for such quantities of the drug substance or the reagent.

Patent expenses increased by $525, or less than 1%, from $187,504 in 1996 to $188,029 in 1997.

General and administrative expenses increased by $247,808, or 15%, from $1,646,400 in 1996 to $1,894,208 in 1997. On October 6, 1997 the Company
announced the relocation of its corporate headquarters to New Jersey and the closure of its Florida facility by year-end and as a result, the Company accrued a one-time charge of $ 100,000.

Pharmos Corporation
(Unaudited)


Depreciation and amortization expenses decreased by $25,121, or 10%, from $240,439 in 1996 to $215,318 in 1997, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

Interest and other income, net of interest and other expense, increased by $73,358, or 36%, from $206,608 in 1996 to $279,966 in 1997. Interest and other income, net, increased as a result of higher average cash balances and translation gains as a result of the fluctuation of the Israeli Shekel against the US Dollar.

On September 8, 1997, the Company signed an agreement terminating the 1992 licensing agreement with the University of Florida and returned the rights to technologies the Company previously ceased developing. The termination agreement included a waiver of $416,249 in outstanding debts due the University.


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

The Company has working capital of $4.8 million, including cash and cash equivalents of $6.5 million, as of September 30, 1997. On March 31, 1997, the Company completed a private placement of convertible preferred stock and warrants that generated $ 6 million in gross proceeds. Management believes that existing cash and cash equivalents combined with anticipated cash inflows from investment income and R&D grants will be sufficient to support operations well into the first quarter of 1998. Management believes that additional funding will be required to fund operations until, if ever, profitable operations can be achieved. Therefore, the Company will continue to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing required to continue the development of its product candidates and bring them to commercial markets.

In connection with the issuances of the Series A and B convertible preferred stock, the Company recognized in the EPS calculation, in compliance with the SECs position on accounting for conversion discounts embedded in preferred stock, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the date that conversion can occur. During the quarter ended September 30, 1997, the Company recorded a preferred stock dividend of $651,895 on the outstanding shares of Series A and B convertible preferred stock in connection with the conversion discount.

Pharmos Corporation
(Unaudited)


Pursuant to the U.S. Marketing agreement with Bausch & Lomb and following the NDA submission for LE-A, the Company received in March 1997, an additional $ 1 million in advances against future sales of the active drug substance (needed to manufacture the drug), $ 143,333 of which was advanced to the license holder. Cumulative advances from Bausch & Lomb as of September 30, 1997 total $5 million. Bausch & Lomb will be entitled to recoup the advances by way of credits from future sales of Lotemax(TM) and line extension products. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance.

Pharmos Corporation
(Unaudited)


                                     Part II

                                Other Information

Item 1    Legal Proceedings                                             NONE

Item 2    Changes in Securities                                         NONE

Item 3    Defaults upon Senior Securities                               NONE

Item 4    Submission of Matters to Vote of Security Holders             NONE

Item 5    Other Information

          On September 3, 1997, the FDA issued an "approvable letter" in response to the Company's NDA for LotemaxTM (loteprednol etabonate ophthalmic suspension 0.5%). The approvable letter is the FDA's formal response to the Lotemax NDA, which was submitted by the Company. The letter states that LotemaxTM is approvable subject to the Company satisfactorily addressing several remaining issues.

          The Company on September 8, 1997 terminated a 1992 licensing agreement with the University of Florida, returning the rights to technologies the Company previously ceased developing. The termination agreement includes the waiver of $416,249 in debts of the Company to the University.

          The Company announced on October 6, 1997 the relocation of its corporate headquarters to Iselin, New Jersey and the closure of its Alachua, Florida facility by year-end. The remaining R&D and regulatory activities required to support Lotemax(TM), LE-Allergy and LE-T will be maintained by transferring responsibilities to Bausch & Lomb Pharmaceuticals, to the Pharmos R&D site in Israel and by continuing employment of key Florida personnel on a consulting basis.


Item 6    Exhibits and Reports on Form 8-K

          Reports on Form 8-K

          The Company's Current Report on Form 8-K, dated September 16, 1997, filed pursuant to Section 13 of the Exchange Act.

          Exhibits                                                      NONE

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHARMOS CORPORATION

Dated: November 14, 1997                By:
                                             ----------------------------------
                                                  Shaun Marcus
                                                  Vice President - Finance
                                                  (Principal Accounting Officer)