Form 10-K
period 1997-12-31
PHARMOS CORP
filed 1998-03-31
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                            Commission File No. 0-11550
December 31, 1997

                               Pharmos Corporation
             (Exact name of registrant as specified in its charter)

            Nevada                                              36-3207413
(State or other jurisdiction of                           (IRS Employer Id. No.)
incorporation or organization)

33 Wood Avenue South, Suite 466
Iselin, NJ                                                       08830
(Address of principal executive offices)                       (zip code)

Registrant's telephone number, including area code: (732) 603-3526

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.03 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock at March 13, 1998 held by those persons deemed to be non-affiliates was approximately $87,691,458

     As of March 13, 1998, the Registrant had outstanding 36,296,751 shares of its $.03 par value Common Stock.

                                     PART I
Item 1.  Business

Introduction

     Pharmos Corporation (the "Company") is an emerging pharmaceutical Company engaged in the discovery, design, development and commercialization of pharmaceuticals to meet significant therapeutic needs in major markets. The Company is developing pharmaceuticals in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents with a novel mechanism of action for the treatment of central nervous system ("CNS") disorders, newly designed molecules to treat cancer, and emulsion-based products for topical and systemic applications. On March 10, 1998, the Company, together with Bausch & Lomb Pharmaceuticals, Inc ("BLP"), announced the receipt of approval from the Food and Drug Administration ("FDA") to manufacture and market two ophthalmic products, LotemaxTM (loteprednol etabonate ophthalmic suspension 0.5%) and AlrexTM (loteprednol etabonate ophthalmic suspension 0.2%).

     Lotemax is a topical, site-specific steroid that will be used to treat post-operative eye inflammation such as that experienced following cataract surgery. The new prescription eye drop will also be used for various other inflammatory eye conditions. The novel chemical structure of Lotemax allows it to be predictably transformed by enzymes in the eye to an inactive metabolite, and increases its safety profile. The safety profile of Lotemax was demonstrated in clinical trials by a low incidence of increased intraocular pressure, a significant side effect of ophthalmic steroid use. In addition, Lotemax has the broadest range of indications of any ophthalmic steroid on the market.

     Alrex is a specially developed formula of loteprednol etabonate that will be used in the treatment of ophthalmic allergies. Alrex is indicated for the treatment of seasonal allergic conjunctivitis, an inflammation of the eye usually caused by pollens. Seasonal allergic conjunctivitis produces itching, tearing, redness and swelling in the conjunctiva, the membrane that covers the inside of the eyelid and the white part of the eye.

     The regulatory approvals for Lotemax and Alrex are the first two of three to be sought for the Registrant's and BLP's line of ophthalmic products containing loteprednol etabonate. The third product, which combines the active ingredient loteprednol etabonate with an anti-infective agent, is in development.

     BLP, a subsidiary of the global eye care company, Bausch & Lomb Incorporated, co-developed Lotemax and Alrex with the Registrant after the Registrant granted BLP the rights to process and market the new ophthalmic pharmaceutical line in June 1995. In December 1996, BLP's rights were extended to select international markets including Europe and Canada.

     Dexanabinol (HU-211), the Company's lead CNS product aimed initially at treating stroke and head trauma, is currently being studied in a Phase II clinical trial for severe head trauma. The Company's tamoxifen analog anti-cancer program is advancing in preclinical development.

Strategy

     The Company's business is the design and development of novel drugs with superior safety and efficacy profiles, initially targeted to ophthalmic and neurological disorders. The Company seeks to enter into collaborative relationships with established pharmaceutical companies to complete development and commercialize its products.

     The Company is developing pharmaceuticals which are designed to address unmet needs in certain markets and to exhibit superior efficacy and/or safety profiles over competing products in other markets. For example, many current anti-inflammatory ophthalmic drugs have either significant side effects, such as the elevation of intraocular pressure ("IOP") by steroids, or are drugs which are safer, but only moderately effective at reducing inflammation, such as non-steroidal anti-inflammatory drugs ("NSAIDs"). For many neurological indications, such as head trauma, there are no effective drug therapies available. In the case of cancer treatment, potential side effects make current therapies less desirable.

     The Company is applying its experience in drug design and its novel drug delivery technology in developing products directed at several fields including: site specific drugs for ophthalmic indications, neuroprotective compounds targeted at specific CNS biochemical pathways associated with neurological indications, and systemic drugs specifically designed to avoid CNS side effects and to have an excellent peripheral safety profile. The Company is also using proprietary lipid-based technologies, primarily submicron emulsions, in tests designed to achieve better delivery routes.

Products

     Loteprednol Etabonate

     Lotemax and Alrex are the trade names of drug products in the form of eye drop suspensions in which the active compound is loteprednol etabonate ("LE"). LE is a unique steroid, designed to act in the eye and cure inflammatory and allergic conditions, quickly hydrolyzed into a predictable inactive metabolite once it reaches the inner eye or systemic circulation. This pharmacological profile results in improved safety by avoiding the side effects related to exposure to most ocular steroids. In the eye, the most unwanted side effect of steroids is the elevation of IOP, which can be sight-threatening. While glucocorticoids, for lack of an alternative, are regularly used for severe inflammatory conditions of the eye, milder conditions, such as allergies, are preferentially treated with less effective non-steroidal agents.

     In March 1998, Lotemax received product approval from the FDA for the treatment of steroid responsive inflammatory conditions of the eye, for the treatment of uveitis and for post operative eye inflammation. Also in March 1998, Alrex received product approval from the FDA for the treatment of seasonal allergic conjunctivitis. A combination of LE with the antibiotic tobramycin ("LE-T") for the treatment of inflammatory and infectious indications is in development. A Phase III clinical trial is anticipated to begin in 1998.

     On June 30, 1995, the Company entered into an agreement with Bausch & Lomb to market Lotemax, Alrex and LE-T in the U.S. A second agreement, covering Europe, Canada and other selected countries, was signed on December 12, 1996 . Both agreements give Bausch & Lomb the right to purchase the "drug substance" from the Company, to manufacture the "drug product" and to assist the Company in developing the products. In 1995, the Company also signed an agreement with SIPSY Chemical Corporation for exclusive manufacturing of LE for sale to the Company.

     Dexanabinol (HU-211)

     Dexanabinol (HU-211) is the Company's lead synthetic cannabinoid compound in a family of non psychotic cannabinoids molecules originally designed to avoid the psychotropic and sedative spectrum of cannabinimetic agents, while retaining their beneficial properties as anti-emetics, analgesics and anti-glaucoma agents.

     It is now well established that the psychotropic effects of cannabinoids are mediated via stereo selective (-) preferring receptors. Dexanabinol is a (+) optical isomer and does not interact with cannabinoid receptors. It does, nevertheless, retain anti-emetic and anti-glaucoma properties. More importantly, it is also a stereo selective, non-competitive antagonist of the glutamate NMDA receptor channel with a unique safety profile, activation of which is believed to play a key role in secondary neuronal damage due to head trauma, stroke and cardiac arrest. The molecule also has free radical scavenging properties, and anti-inflammatory properties (involving inhibition of TNF-[alpha] production). Both of these latter mechanisms are important for neuroprotection. Therefore, dexanabinol appears to have a unique modality to neuroprotection, combining three relevant mechanisms of action in a single molecule which act at different steps of the neurotoxic process in stroke, head trauma and potentially other indications.

     While head trauma and stroke are the highest priority indications for dexanabinol, its spectrum of activities has potential as an anti-inflammatory and protectant in other diseases such as glaucoma, Parkinson's and Alzheimer's diseases, as well as various other inflammatory conditions. Development of dexanabinol for these chronic indications is being explored at the preclinical level.

     In several animal models (including closed head injury, focal and global forebrain ischemia and optic nerve crush), the drug has demonstrated significant neuroprotective activity. In these studies, a single injection of dexanabinol given after the injury suggests significant long term functional improvement and an increase in neuronal survival.

     In early 1996, a Phase I study of rising dose tolerance in healthy volunteers (50 subjects) showed dexanabinol to be safe and well tolerated at doses up to and including the expected therapeutic doses. Specifically, there were no hallucinations, sedation or blood pressure changes of the type reported with other glutamate antagonists. In late 1996, the Company commenced a Phase II study of head injured patients, which is targeted for completion in late 1998 or early 1999. This study, being conducted at six medical centers in Israel on patients with moderate to severe head injury, has been reviewed and approved by the American Brain Institute Consortium (ABIC) and the European Brain Institute Consortium (EBIC). As of March, 1998, there were 67 patients enrolled in the study, which is expected to have a total enrollment of approximately 90 patients.

     Tamoxifen Analogs

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

     In light of this concept, several analogs of tamoxifen and lidocaine with poor CNS uptake have been synthesized and tested in several animal models. Tamoxifen methiodide, a permanently charged tamoxifen derivative, was tested in animals (nude mice) inoculated with human breast cancer cells. Treatment resulted in rapid arrest of growth followed by tumor regression. Growth arrest was also observed in estrogen-independent tumors. The rate and magnitude of response was higher than that seen with tamoxifen itself. The compound retains the anti-osteoporotic effects of tamoxifen in bone but is considerably less active than tamoxifen as a utero trophic agent, demonstrating an improved therapeutic profile as compared to the parent compound. Permanently charged lidocaine analogs suppress electrophysiological activities typical to neuropathic pain in vivo, similar to that achieved with the parent compound.

     Further preclinical pharmacology is underway to identify additional analogs of tamoxifen and to gain a fuller understanding of the mechanism of action.

Competition

     The pharmaceutical industry is highly competitive, and research relating to drug delivery and formulation technologies is developing rapidly. The Company competes with a number of pharmaceutical companies that have financial, technical  and  marketing  resources  significantly  greater  than  those of the
Company. Some companies with established positions in the pharmaceutical industry may be better equipped than the Company to develop and market products in the markets the Company is seeking to enter. A significant amount of pharmaceutical research is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel.

     The Company is pursuing areas of product development in which there is a potential for extensive technological innovation. The Company's competitors may succeed in developing products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's potential products becoming obsolete or non-competitive.

Collaborative Relationships

     The Company's commercial strategy is to develop products independently and, where appropriate, in collaboration with established pharmaceutical companies and institutions. Collaborative partners may provide financial resources, research and manufacturing capabilities and marketing infrastructure to aid in the commercialization of the Company's products in development and potential future products. Depending on the availability of financial, marketing and scientific resources, among other factors, the Company may license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit the Company's flexibility in pursuing alternatives for the commercialization of its products. There can be no assurance that the Company will establish any additional collaborative arrangements or that, if established, any such relationships will be successful.

     Bausch & Lomb

     On June 30, 1995, the Company signed a definitive agreement with Bausch & Lomb to manufacture and market Lotemax and Alrex, the Company's lead products, in the United States upon receipt of FDA approval. The agreement includes one other loteprednol etabonate-based product (LE-T) currently being co-developed by the Company and Bausch & Lomb. A second agreement signed December 12, 1996, extends Bausch & Lomb's rights to market these products in Europe, Canada and other selected countries pending regulatory approval.

     Under the agreements, Bausch & Lomb will purchase the active drug substance from the Company. As of March 1, 1998, Bausch & Lomb has provided the Company with a total of $5 million in cash advances against future sales of drug substance to Bausch & Lomb. Another $1 million is due subject to receiving regulatory approval for LE-T in the United States. An additional $1.6 million in advances against future sales of Bausch & Lomb will be payable to the Company following receipt of regulatory clearance in certain markets outside of the United States. Bausch & Lomb collaborates in the development of these products by making available amounts up to 50% of their Phase III clinical trial costs. The Company retains certain conditional co-marketing rights in the U.S. to all of the products covered by the marketing agreement.

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

     It is the Company's policy to require its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting or advisory relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and certain consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information. The Company's patents and licenses underlying its potential products described herein are summarized below.

     Site-Specific Drugs. In the general category of site-specific drugs which are active mainly in the eye and have limited systemic side effects, the Company has licensed several patents from Dr. Nicholas Bodor. The earliest patents date from 1984 and the most recent from 1996. Some of these patents cover loteprednol etabonate-based products and adaprolol maleate, a patented beta blocker for the treatment of glaucoma.

     Neuroprotective Agents. The Company has licensed from the Hebrew University, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering novel compounds that have demonstrated certain beneficial neuropharmacological activity while appearing to be devoid of most of the deleterious effects usually associated with this class of compounds. This group of patents has been designed to protect this family of compounds and their uses devised by the Company and the inventors. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 1997. These patents cover Dexanabinol, which is under development for the treatment of head trauma, stroke and glaucoma and other indications.

     Tamoxifen Analogs. The Company has filed patent applications in the U.S., Israel, Australia, Canada, Japan and the European Patent Office to protect pharmaceutical compositions of Tamoxifen analogs and Tamoxifen Methiodide. In November 1996, the Company received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent with claims covering the use of permanently ionic derivatives of steroid hormones and their antagonists known as Tamoxifen Analogs. The patent also claims novel analogs of tamoxifen and other steroid hormones and their antagonists. The Company believes that these charged derivatives are superior to the parent compounds in that they are devoid of CNS side effects and show an overall improved pharmacological profile.

     Emulsion-based Drug Delivery Systems. In the general category of SubMicron Emulsion (SME) technology, the Company licensed two patents from Hebrew University and has separately filed ten patent applications which are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by the Company and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SME technology date from 1986 and the most recent from 1996. These patents cover Pilocarpine-SME, which is an improved formulation to treat glaucoma.

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

Government Regulation

     The Company's activities and products are significantly regulated by a number of governmental entities, especially the FDA, in the U.S. and by comparable authorities in other countries. These entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, promotion, distribution and sale of the Company's potential products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. Many products that appear promising initially ultimately do not reach the market because they are found to be unsafe (perhaps too toxic) or to lack effectiveness, as demonstrated by testing required by government regulation during the development process. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development that may preclude or otherwise adversely affect approval, delay an application or require additional expenditures by the Company. Moreover, even if approval is obtained, failure to comply with present or future regulatory requirements, or new information adversely reflecting on the safety or effectiveness of the approved drug, can lead to FDA withdrawal of approval to market the product.

     The regulatory process required to be completed by the FDA before a new drug delivery system may be marketed in the U.S. depends significantly on whether the drug (which will be delivered by the drug delivery system in question) has existing approval for use and in what dosage form. If the drug is a new chemical entity that has not been approved, the process includes (i) preclinical laboratory and animal tests, (ii) an IND application which has become effective, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for its intended indication and (iv) FDA approval of a pertinent NDA. If the drug has been previously approved, the approval process is similar, except that certain toxicity tests normally required for the IND application may not be necessary. Even with previously approved drugs, additional toxicity testing may be required when the delivery form is substantially changed, or when a company does not have access to the raw data from the prior preclinical studies.

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

     The results of product development, preclinical studies and clinical studies and other information are submitted to the FDA in an NDA to seek approval for the marketing and interstate commercial shipment of the drug. With the NDA, a company must pay the FDA a user fee in excess of $200,000. Companies with less than 500 employees and no revenues from products may be eligible for an exception. This exception was granted to the Company in connection with the NDA for Lotemax and reduced the fee by 50%, which is payable 12 months after the NDA is filed by the FDA. The FDA may refuse to file or deny an NDA if applicable regulatory requirements, such as compliance with Current Good Clinical Practice ("cGCP") requirements, are not satisfied or may require additional clinical testing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the requirements for approval. If the FDA does ultimately approve the product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer, and almost always seeks to require prior approval of promotional materials. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. After a product is filed for a given indication in an NDA, subsequent new indications or dosages for the same product are reviewed by the FDA via the filing and upon receipt of a Supplemental NDA ("sNDA") submission as well as payment of a separate user fee. The sNDA is more focused than the NDA and deals primarily with safety and effectiveness data related to the new indication or dosage, and labeling information for the sNDA indication or dosage. Finally, the FDA requires reporting of certain information, e.g., adverse experience reports, that becomes known to a manufacturer of an approved drug.

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

Human Resources

     As of March 1, 1998, the Company had 37 full time employees, 5 in the U.S. and 32 in Israel, of whom approximately 15 hold doctorate or medical degrees.

     The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

     The Company's subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") for research and development of SME technology for injection and nutrition as well as for research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes. The Company has received $1,827,192 under such agreements through December 31, 1997. The Company will be required to pay royalties to the Chief Scientist from the sale of products developed, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to the amount of funding received. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See "Conditions in Israel."

     The Company has received certain funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F") to develop Lotemax and LE-T. The Company will be required to pay royalties to BIRD-F from the sale of products developed, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to 150% of the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel.

Conditions in Israel

     The  Company  conducts   significant   operations  in  Israel  through  its
subsidiary, Pharmos Ltd., and therefore is affected by the political, economic and military conditions to which that country is subject.

     Pharmos Ltd. has received certain funding from the Chief Scientist with respect to its SubMicron Emulsion Technology and with respect to its new chemical entity, Dexanabinol. The proclaimed purpose of the legislation under which such funding was provided is to develop local industry, improve the state balance of trade and to create new jobs in Israel. Such funding prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel without the permission of the Chief Scientist. Although it is the Company's belief that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, there can be no assurance that such consent, if requested, would be granted upon terms satisfactory to the Company or granted at all.

Item 2. Properties

     The Company is headquartered in Iselin, New Jersey where it leases its general administrative facilities. The Company also leases facilities used in the operation of its research, development, pilot manufacturing and administrative activities in Rehovot, Israel. These facilities have been improved to meet the special requirements necessary for the operation of the Company's research and development activities. In the opinion of the management these facilities are sufficient to meet the current and anticipated future requirements of the Company. In addition management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At its Annual Meeting held on January 9, 1998 the stockholders of the Company elected the following persons as directors of the Company to hold office until the next annual meeting of the stockholders or until their successors are duly elected and qualified: Haim Aviv

(26,386,186 votes for and 1,150,059 votes against), Stephen C. Knight (26,391,624 votes for and 1,144,621 votes against), David Schlachet (26,391,149 votes for and 1,145,096 votes against), Marvin P. Loeb (26,362,624 votes for and 1,173,621 votes against), E. Andrews Grinstead, III (26,391,624 votes for and 1,144,621 votes against), Fredric D. Price (26,391,624 votes for and 1,144,621 votes against) and Mony Ben Dor (26,391,149 votes for and 1,145,096 votes against). The stockholders of the Company also voted to adopt the Company's 1997 Incentive and NonQualified Stock Option Plan (24,091,679 voted in favor, 2,646,101 voted against and 269,097 abstained or were withheld). In addition, the stockholders of the Company voted to amend the Company's Restated Articles of Incorporation to increase the authorized capital stock of the Company to 60 million shares of common stock (24,533,973 voted in favor, 2,259,826 voted against and 213,078 abstained or were withheld).

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

         Year ended December 31, 1997                 HIGH               LOW
         ----------------------------                 ----               ---

         1st Quarter.................                $1.94              $1.28
         2nd Quarter................                  2.19               1.09
         3rd Quarter.................                 3.00               1.44
         4th Quarter.................                 3.00               1.66

         Year ended December 31, 1996                 HIGH                LOW
         ----------------------------                 ----                ---

         1st Quarter.................                $2.50              $1.38
         2nd Quarter................                  2.88               1.69
         3rd Quarter.................                 2.00               1.22
         4th Quarter.................                 1.78               1.16


     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On March 13, 1998, there were 468 record holders of the Common Stock of the Company and approximately 5,473 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in "street name".

     The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

Item 6. Selected Financial Data

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                    1997             1996              1995              1994               1993
                                               ------------      ------------      ------------      ------------      ------------
Revenues                                                 --                --      $     75,000      $      7,815      $     81,900
Operating expenses                               (8,563,019)       (8,354,991)       (8,253,666)      (13,036,461)       (9,594,091)
Loss Before Extraordinary                        (8,233,547)       (8,077,210)       (8,096,085)      (12,955,299)       (9,398,695)
Item
Extraordinary gain from
forgiveness of debt                                 416,248                --                --                --                --
Dividend embedded in
convertible preferred stock                      (1,952,767)               --                --                --                --
Preferred Stock dividends                          (240,375)               --                --                --                --
Net loss applicable to
common shareholders                            ($10,010,441)     ($ 8,077,210)     ($ 8,096,085)     ($12,955,299)     ($ 9,398,695)
                                               ============      ============      ============      ============      ============
Net loss per share                             ($      0.31)     ($      0.28)     ($      0.37)     ($      1.19)     ($      1.24)
                                               ------------      ------------      ------------      ------------      ------------
Total assets                                   $  8,421,841      $  7,468,293      $  9,461,654      $  4,289,416      $ 10,608,458
                                               ------------      ------------      ------------      ------------      ------------
Long term obligations                          $  4,100,000      $  4,161,767      $  2,294,268      $     91,318      $    129,240
                                               ------------      ------------      ------------      ------------      ------------
Cash dividends declared                                  --                --                --                --                --


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has generated limited revenues from product sales and has been dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of $72,069,727 through December 31, 1997. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, merger and acquisition costs, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional operating expenses over the next several years as the Company's research and development and clinical trials programs continue. The Company's ability to achieve profitability is dependent on the level of revenues from the sale of drug substance to support Lotemax and Alrex coupled with its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and to develop the capacity to manufacture and sell its products, and to secure additional financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Results of Operations

Years Ended December 31, 1997 and 1996

Total operating expenses increased by $208,028, or 2.5 %, from $8,354,991 in 1996 to $8,563,019 in 1997. Overall, the net decrease was related to bulk material purchases of loteprednol etabonate ("LE"), the active drug-substance of Lotemax and Alrex, which was principally offset by reductions in other operating expenses related to the filing of NDA's for Lotemax and Alrex.

Net research and development expenses decreased by $141,084, or 2.5%, from $5,604,592 in 1996 to $5,463,508 in 1997. The completion of the clinical trials associated with the Company's NDA submissions for LE resulted in a decrease in R&D expense. The company increased participation in approved R&D reimbursement programs which contributed to a reduction in R&D expense. Increased costs for toxicology studies for the LE-T program (a combination of LE and Tobramycin) and Dexanabinol, as well as activities to advance the manufacturing of LE, partially offset the decrease in R&D expense.

In anticipation of approval by the FDA of the NDAs for Lotemax and Alrex and in accordance with its obligations under the Marketing Agreements to supply Bausch & Lomb with certain specified quantities of LE ( the active drug-substance), the Company purchased quantities of LE and smaller quanitities of a key reagent required for the manufacture of LE, in the amount of $2,403,012 Certain purchases of LE, totaling $598,385, have been expensed in 1997. This amount represents inventory to be used in testing, manufacturing and various marketing programs.

On September 8, 1997, the Company signed an agreement terminating the 1992 licensing agreement with the University of Florida, and returned the rights to technologies that the Company had previously ceased developing. The termination agreement included a waiver of $416,249 in outstanding debts due the

University.

Patent expenses decreased by $70,096, or 25%, from $281,412 in 1996 to $211,316 in 1997. This decrease is due to the timing of completion of certain patent applications.

General and administrative expense decreased by $89,300, or 4%, from $2,123,392 in 1996 to $2,034,092 in 1997. Lower expenses associated with the completion of the Company's NDAs for Lotemax and Alrex as well as the closure of its Florida facility were primarily responsible for the decreased general and administrative costs.

Depreciation and amortization expenses decreased by $89,877, or 26%, from $345,595 in 1996 to $255,718 in 1997, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

Interest and other income, net of interest and other expenses, increased by $51,692, or 19%, from $277,782 in 1996 to $329,472 in 1997. Interest and other income, net, increased as a result of higher average cash balances, favorite transaction gains and the waiver of outstanding debts to the University of Florida.

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

     Research and development expenses increased by $925,513, or 20%, primarily due to significant spending on clinical trails in 1996. During the past year, the company initiated and completed Phase III clinical trials of Lotemax for the treatment of uveitis and post cataract surgery as well as Phase III clinical trials of Alrex for the treatment of seasonal ocular allergies. In October of 1996, the Company commenced a Phase II study of HU-211 for severe head injury. In February 1997, the Company submitted an NDA for Alrex and in March 1997, the Company amended and supplemented the previously filed NDA for Lotemax with the results of the 1996 clinical trials. The increased clinical trial expenses were partially offset by cost saving measures taken by the Company in early 1995 that focused research and development activities on products which were closest to commercialization. Bausch & Lomb net reimbursements for clinical trials totaled $1.2 million during 1996, thereby reducing research and development expenses by this amount.

     Patent expense decreased by $199,447, or 41%, in 1996. The company was able to reduce patent maintenance costs by returning to an original patent holder several patents covering technologies which are no longer being pursued. Further, the Company's in-house patent counsel now executes work previously undertaken by external patent attorneys.

     General and administrative costs decreased by $434,326, or 17%, in 1996. This reduction resulted primarily from the 1995 relocation of corporate headquarters from New York to the Company's existing facility in Alachua, Florida.

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

Liquidity and Capital Resources

     The Company has had no sources of recurring revenues and has incurred operating losses since its inception. At December 31, 1997, the Company has an accumulated deficit of $72,069,727. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, and interest income.

     The Company had working capital of $1.9 million, including cash and cash equivalents of $4.4 million, as of December 31, 1997. On February 4, 1998, the Company completed a private placement of convertible preferred stock and warrants that generated $ 5 million in gross proceeds. Management believes that existing cash and cash equivalents combined with anticipated cash inflows from investment income, R&D grants and proceeds from sales of the drug substance for Lotemax and Alrex to Bausch & Lomb will be sufficient to support operations through the first quarter of 1999. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that would be required to continue the development of its products and bring them to commercial markets. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of Lotemax and Alrex, competition, and the ability to obtain additional financing. There can be no assurance that Lotemax or Alrex will achieve market acceptance or that the Company will be successful in obtaining additional financing or commercializing its product candidates.

During 1997, the Company raised additional equity of $5.8 million through the issuance of common stock, convertible preferred stock and warrants. All net proceeds were available to fund the Company's operations. Pursuant to the U.S. Marketing agreement with Bausch & Lomb and following the NDA submission for Alrex, the Company received in March 1997, an additional $ 1 million in advances against future sales of the active drug substance (needed to manufacture the drug), $ 143,333 of which was advanced to the license holder. Cumulative advances from Bausch & Lomb as of December 31, 1997 total $5 million. Bausch & Lomb will be entitled to recoup the advances by way of credits from future sales of Lotemax, Alrex and line extension products. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance.

The Year 2000

     Management believes, based on available information, that it will be able to manage its Year 2000 transition for systems and infrastructure without any material adverse effect on its business operations, products or financial prospects. There can be no assurance, however, that a failure to resolve any issue relating to such transition would not have a material adverse effect on the Company.

Item 8. Financial Statements and Supplementary Data

     The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The directors, officers and key employees of the Company are as follows:


Name                           Age      Position
----                           ---      --------
Haim Aviv, Ph.D.               57       Chairman, Chief Executive Officer,
                                          Chief Scientist and Director
Gad Riesenfeld, Ph.D.          54       President, Chief Operating Officer
Robert W. Cook                 42       Vice President Finance and
                                          Chief Financial Officer
Anat Biegon, Ph.D.             44       Vice President/Research and Development
Marvin P. Loeb                 71       Director
E. Andrews Grinstead III       52       Director
Stephen C. Knight, M.D.        38       Director
David Schlachet                52       Director
Fredric D. Price               52       Director
Mony Ben Dor                   52       Director

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

     Gad Riesenfeld, Ph.D., was named President and Secretary in February 1997, and has served as Chief Operating Officer since March 1995. He served as Executive Vice President from December 1994 to February 1997, Vice President of Corporate Development and General Manager of Florida Operations from October 1992 to December 1994, and was employed by Pharmos from March 1992 until the Merger. Prior thereto, he was engaged in free-lance consulting relating to the commercialization of intellectual property, primarily in the pharmaceutical and medical fields. From March 1990 through May 1991 Dr. Riesenfeld was a Managing Director of Kamapharm Ltd., a private company specializing in human blood products. Prior thereto, from May 1986, he was Managing Director of Galisar Ltd., a private company involved in extracorporeal blood therapy.

     Robert W. Cook was elected Vice President - Finance and Chief Financial Officer of Pharmos in January 1998. From May 1995 until his appointment as the Company's Chief Financial Officer, he was a vice president in GE Capital's commercial finance subsidiary, based in New York. From 1978 until 1995, Mr. Cook held a variety of corporate finance and capital markets positions at The Chase Manhattan Bank, both in the U.S. and in several overseas locations. He was a named a managing director of Chase in January 1986. Mr. Cook holds a degree in international finance from The American University, Washington, D.C.

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

     E.  Andrews  Grinstead,  III, a Director  of the  Company  since  1991,  is
Chairman of the Board and Chief Executive Officer of Hybridon, Inc., a privately-held biotechnology company. Mr. Grinstead joined Hybridon in 1991. From 1987 to October 1990, he was Managing Director and Group Head of the life sciences group at PaineWebber, Inc. From 1986 to 1987, Mr. Grinstead was Managing Director and Group Head of the life sciences group at Drexel

Burnham Lambert, Inc. From 1984 to 1986, he was a Vice President at Kidder, Peabody & Co., Inc., where he developed the life sciences corporate finance specialty group. Prior to his seven years on Wall Street, Mr. Grinstead served in a variety of operational and executive positions with Eli Lilly & Company, most recently as general manager of Venezuelan Pharmaceutical, Animal Health and Agricultural Chemical Operations. Since 1991, Mr. Grinstead has served as a Director of EcoScience Corporation, a development-stage company engaged in the development of biopesticides. He also serves as a director of Meridian Medical Technologies, Inc., a pharmaceutical and medical device company. Mr. Grinstead has served as a member of the Board of Trustees for the Albert B. Sabine Vaccine Foundation, a 501(c)(3) charitable foundation dedicated to disease prevention since 1994, and on the Board of the Massachusetts Biotech Counsel since 1997. Mr. Grinstead was appointed to the President's Council of the National Academy of Sciences and the Institute of Medicine in 1992. Mr. Grinstead received an A.B. from Harvard College in 1967, a J.D. from the University of Virginia School of Law in 1974 and an M.B.A. from the Harvard Graduate School of Business Administration in 1976.

     Stephen C. Knight, M.D., a Director of the Company since November 10, 1994, is Senior Vice President Finance, Corporate Development, of Epix Medical, Inc. Prior to joining Epix Medical in July 1996, Dr. Knight was a Senior Consultant at Arthur D. Little, Inc. During the past five years, he has been involved in a variety of corporate and research and development strategic planning, technology assessment, and merger and acquisition studies in the pharmaceutical, biotechnology, health care information, medical equipment and diagnostic industries. Prior to joining Arthur D. Little, Dr. Knight worked as a consultant at APM, Inc. Dr. Knight has performed medical research at the National Institutes of Health, AT&T Bell Laboratories, and Yale and Columbia Universities. Dr. Knight holds an M.D. from the Yale University School of Medicine and an MPPM from the Yale School of Organization and Management.

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

     Fredric Price, a Director of the Company since August 1996 has been President, Chief Executive Officer, and a member of the Board of Directors of AMBI Inc. (NASDAQ: AMBI), a company that develops and commercializes proprietary nutrition products for cardiovascular conditions and diabetes since September 1994. He is Secretary and a member of the Executive Committee of the Board of Directors of the of the New York Biotechnology Association. From July 1991 to September 1994, he was Vice President Finance & Administration and Chief
Financial Officer of Regeneron Pharmaceuticals, Inc. From March 1986 to July 1991, he was a pharmaceuticals and biotechnology industry strategy consultant. From 1973 to 1986, he was employed by Pfizer Pharmaceuticals where he was a Vice President. Mr. Price received a B.A. in 1967 from Dartmouth College and an M.B.A. in 1969 from the Wharton School of the University of Pennsylvania.

     Mony Ben Dor, a Director of the Company since September 1997, is Vice President of The Israel corporations, Ltd. and chairman of two publicly traded subsidiaries: H.L. Finance and Leasing and Albany Bonded International Trade. He is also a director of a number of subsidiary companies of Israel Chemicals Ltd. From 1992 to 1997, Mr. Ben Dor was Vice President of Business Development for Clal Industries Ltd. (a subsidiary of Clal Israel), which is one of the leading investment groups in Israel. He was actively involved in the acquisition of companies including Jaffora Ltd. and a portfolio of pharmaceutical companies including Pharmaceutical Resources Inc. and Finetech Ltd. He served as a director representing Clal Industries in all of the acquired companies as well as other companies of Clal Industries. Prior to his position at Clal Industries Ltd., Mr. Ben Dor served as Business Executive at the Eisenberg Group of companies.

Section 16 Filings

     No person who, during the fiscal year ended December 31, 1997, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act"), a "Reporting Person" failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

             The following table summarizes the total compensation of the Chief Executive Officer of the Company for 1997 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 1997.

Summary Compensation Table

                               Annual Compensation                                                  Long Term Compensation
                               -------------------                                                  ----------------------
                                                                                                                       Stock
Name/                                                                                                Restricted     Underlying
Principal Position             Year         Salary            Bonus                    Other           Stock         Options
------------------             ----         ------           ------                    -----           -----         --------

Haim Aviv, Ph.D
Chairman, Chief                1997        $227,471          $ 40,000               $ 16,119(1)
Executive Officer, and         1996         236,453                                   27,435(1)
Chief Scientist                1995         200,230                                                                 324,376


Gad Riesenfeld, Ph.D
President and                  1997        $175,000                                   44,948(2)
Chief Operating Officer        1996         150,000                                   43,798(2)
                               1995         136,664                                   34,481(2)                      79,333


Alan M. Mark
Acting Chief                   1997                                                 $255,000(3)
Financial Officer(4)           1996                                                  150,000(3)


Anat Biegon, Ph.D
Vice President of              1997        $ 81,873          $ 20,456               $ 27,860(1)
Research and                   1996          85,516                                   26,565(1)
Development


1) Consists of contributions to insurance premiums, car allowance and car expenses.

2) Consists of housing allowance, contributions to insurance premiums, and car allowance.

3)   Consists of non-employee compensation.

4) Acting Chief Financial Officer from July 1996 through July 1997. On January 1, 1998, Mr. Robert W. Cook was appointed Vice President Finance and Chief Financial Officer of the Company.

     The following tables set forth information with respect to the named executive officers concerning the grant, repricing and exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.


Option Grants for the Year
Ended December 31, 1997:

     None.(1)(2)(3)

          (1) In 1997, the Company issued warrants to purchase an aggregate of 1,030,000 shares of common stock to certain employees of the Company. Of such warrants, 955,000 were granted at an exercise price of $1.59 per share and 75,000 were granted at an exercise price of $1.66 per share, 250,000 were issued to Dr. Aviv, 175,000 were issued to Dr. Riesenfeld, and 125,000 were issued to Dr. Biegon. Such warrants become exercisable in increments of 25% each, on their respective anniversary dates, in the years 1998, 1999, 2000 and 2001. All of such warrants expire in the year 2007.

          (2) In 1997, the Company issued an aggregate of 201,052 warrants to Alan Mark. Of such warrants 15,000 were issued at an exercise price of $1.59 per share, 15,000 were issued at an exercise price of $1.22 per share and 171,052 were issued at an exercise price of $1.38 per share. The 171,052 warrants were issued as a finders fee for a private placement transaction that was completed in March 1997.

          (3) On January 9, 1998, the Company issued options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $2.00 to Robert W. Cook, the Company's new Chief Financial Officer. Of such options, 25,000 vested immediately, and the remainder will become exercisable in increments of 25,000 on January 1, 1999, January 1, 2000 and January 1, 2001, respectively.


Aggregated  Option  Exercises
for the Year Ended  December 31, 1997
and Option Values as of December 31, 1997:

                                                                                             Value of Unexercised
                      Number of                            Number of Unexercised           In-the-Money Options at
                       Shares                              Options at December 31,            December 31, 1997
                     Acquired on        Value          --------------------------------  -----------------------------
Name                  Exercise         Realized                    1997                  Exercisable     Unexercisable
----                  --------         --------                    ----                  -----------     -------------
                                                        Exercisable      Unexercisable
                                                        -----------      -------------
Haim Aviv,
Ph.D.                    0                0               255,376            69,000        $72,000           $48,000

Gad
Riesenfeld,              0                0               57,466             21,867        $48,000          $32,000
Ph.D.

Anat Biegon,             0                0               34,426             16,107        $36,000          $24,000
Ph.D.


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

     As of December 31, 1997, the Company has 833,601 options to purchase shares of the Company's Common Stock outstanding under various option plans, 247,626 of which were issued under no established plan. During 1997, the Company did not grant any options to purchase shares of its Common Stock to employees. A summary of the various established stock option plans is as follows:

     1983, 1984, 1986, 1988 Plans. The Company (then known as Pharmatec, Inc.) established Incentive Stock Option Plans in 1983, 1984, 1986 and 1988 for officers and employees. There are currently no options outstanding under these plans and it is anticipated that future grants of stock options will not be made from these plans.

     1991 Plan. Old Pharmos established a stock option plan in 1991. There are currently 11,476 options outstanding under this plan and it is anticipated that future grants of stock options will not be made from this plan.

     1992 Plan. The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate will again be available for options to be issued under the 1992 Plan. As of December 31, 1997, there were options to purchase 574,499 shares of the Company's Common Stock outstanding under this plan. Each option granted outstanding under the 1992 plan as of December 31, 1997 expires on October 31, 2005.

     1997 Plan. The 1997 Plan will be administered by a committee appointed by the Board of Directors (the "Compensation Committee"). Members of the Compensation Committee will not be eligible to receive options while they are members except to the extent otherwise permitted under the requirements of Rule 16b-3 under the Securities Exchange Act of 1934. The Compensation Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations.

     The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 600,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan that expire or terminate will again be available for options to be issued under the 1997 Plan.

     The price at which shares of Common Stock may be purchased upon exercise of an incentive stock option must be at least 100% of the fair market value of Common Stock on the date the option is granted (or at least 110% of fair market value in the case of a person holding more than 10% of the outstanding shares of Common Stock (a "10% Stockholder")).

     The aggregate fair market value (determined at the time the option is granted) of Common Stock with respect to which incentive stock options are exercisable for the first time in any calendar year by an optionee under the 1997 Plan or any other plan of the Company or a subsidiary, shall not exceed $100,000. The Compensation Committee will fix the time or times when, and the extent to which, an option is exercisable, provided that no option will be exercisable earlier than one year or later than ten years after the date of grant (or five years in the case of a 10% Stockholder). The option price is payable in cash or by check. However, the Board of Directors may grant a loan to an employee, pursuant to the loan provision of the 1997 Plan, for the purpose of exercising an option or may permit the option price to be paid in shares of Common Stock at the then current fair market value, as defined in the 1997 Plan.

     Upon termination of an optionee's employment or consultancy, all options held by such optionee will terminate, except that any option that was exercisable on the date employment or consultancy terminated may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of permanent and total disability of the holder), and except such three month period may be extended by the Compensation Committee in its discretion. If an optionee dies while he is an employee or a consultant or during such three-month period, the option may be exercised within one year after death by the decedent's estate or his legatees or distributees, but only to the extent exercisable at the time of death.

     The 1997 Plan provides that outstanding options shall vest and become immediately exercisable in the event of a "sale" of the Company, including (i) the sale of more than 75% of the voting power of the Company in a single transaction or a series of transactions, (ii) the sale of substantially all assets of the Company, (iii) approval by the stockholders of a reorganization, merger or consolidation, as a result of which the stockholders of the Company will own less than 50% of the voting power of the reorganized, merged or consolidated company.

     The Board of Directors may amend, suspend or discontinue the 1997 Plan, but it must obtain stockholder approval to (i) increase the number of shares subject to the 1997 Plan, (ii) change the designation of the class of persons eligible to receive options, (iii) decrease the price at which options may be granted, except that the Board may, without stockholder approval accept the surrender of outstanding options and authorize the granting of new options in substitution therefor specifying a lower exercise price that is not less than the fair market value of Common Stock on the date the new option is granted, (iv) remove the administration of the 1997 Plan from the Compensation Committee, (v) render any member of the Compensation Committee eligible to receive an option under the 1997 Plan while serving thereon, or (vi) amend the 1997 Plan in such a manner that options issued under it intend to be incentive stock options, fail to meet the requirements of Incentive Stock Options as defined in Section 422 of the Code.

     Under current federal income tax law, the grant of incentive stock options under the 1997 Plan will not result in any taxable income to the optionee or any deduction for the Company at the time the options are granted. The optionee recognizes no gain upon the exercise of an option. However the amount by which the fair market value of Common Stock at the time the option is exercised exceeds the option price is an

"item of tax preference" of the optionee, which may cause the optionee to be subject to the alternative minimum tax. If the optionee holds the shares of Common Stock received on exercise of the option at least one year from the date of exercise and two years from the date of grant, he will be taxed at the time of sale at long-term capital gains rates, if any, on the amount by which the proceeds of the sale exceed the option price. If the optionee disposes of the Common Stock before the required holding period is satisfied, ordinary income will generally be recognized in an amount equal to the excess of the fair market value of the shares of Common Stock at the date of exercise over the option price, or, if the disposition is a taxable sale or exchange, the amount of gain realized on such sale or exchange if that is less. If, as permitted by the 1997 Plan, the Board of Directors permits an optionee to exercise an option by delivering already owned shares of Common Stock valued at fair market value) the optionee will not recognize gain as a result of the payment of the option price with such already owned shares. However, if such shares were acquired pursuant to the previous exercise of an option, and were held less than one year after acquisition or less than two years from the date of grant, the exchange will constitute a disqualifying disposition resulting in immediate taxation of the gain on the already owned shares as ordinary income. It is not clear how the gain will be computed on the disposition of shares acquired by payment with already owned shares.

1997 Employees and Directors Warrants Plan

     The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 1,030,000 Warrants to purchase 1,030,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 955,000 were granted at an exercise price of $1.59 per share and 75,000 were granted and an exercise price of 1.66 per share (together, the "1997 Employees Warrants"). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 100,000 Warrants to purchase 100,000 shares of Common Stock were granted to directors of the Company at an exercise price of $1.59 per share (the "1997 Directors Warrants") on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2003.

     Upon termination of a Warrant Holder's employment, consultancy or affiliation with the Company, all Warrants held by such Warrant Holder will terminate, except that any Warrant that was exercisable on the date which the employment, consultancy or affiliation terminated may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of permanent and total disability of the holder). If a Warrant Holder dies while he or she is an employee, consultant or affiliate of the Company, or during such three month period, the Warrant may be exercised within one year after death by the decedent's estate or his legatees or distributees, but only to the extent exercisable at the time of death.


Employment/Consulting Contracts/Directors' Compensation

     Haim Aviv, Ph.D. In addition to serving as Chairman of the Board and Chief Executive Officer of the Company, Dr. Aviv has provided consulting services under a consulting agreement with an initial three-year term ended May 3, 1993. The term automatically renews for additional one-year periods unless either the Company or Dr. Aviv terminates the agreement at least 90 days prior to a scheduled expiration date. The agreement has been renewed on an annual basis and presently expires on May 3, 1998. Dr. Aviv is entitled to severance pay equal to 25% of his salary in the event of termination or non-renewal without cause. Under the agreement, Dr. Aviv is required to render certain consulting services to the Company and in consideration therefore, Dr. Aviv is entitled to receive $170,000 per year, subject to yearly increases and review.

     The Company's subsidiary, Pharmos Ltd., employs Dr. Aviv as its Chief Executive Officer under an employment agreement with Dr. Aviv pursuant to which Dr. Aviv receives $50,000 per year, subject to yearly increases and review. Dr. Aviv is required to devote at least 50% of his business time and attention to the business of Pharmos, Ltd. and to serve on its Board of Directors.


     Gad Riesenfeld, Ph.D. In October 1992, Old Pharmos entered into a one-year employment agreement with Dr. Riesenfeld, which is automatically renewable for successive one-year terms unless either party gives three months prior notice of non-renewal. Under the Agreement, Dr. Riesenfeld devotes his full time to serving as President of the Company. Dr. Riesenfeld's annual gross salary is $175,000.

     Directors'   Compensation.   In  1997,   Directors   did  not  receive  any
compensation for service on the Board or for attending Board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 13, 1998, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company's Common Stock, (ii) each of the Company's Directors, and
(iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.



                                    Amount of
Name and Address of                 Beneficial              Percentage of
Beneficial Ownership                Ownership                  Total (1)
--------------------                ---------                  ---------

Haim Aviv, Ph.D.(2)                  1,167,305                    3.2%
c/o Pharmos Ltd.
Kiryat Weitzman
Rehovot, Israel


Marvin P. Loeb(3)                      293,990                       *
Trimedyne, Inc.
2810 Barranca Road
Irvine, CA 92714


E. Andrews Grinstead III(4)             98,333                       *
Hybridon, Inc.
One Innovation Drive
Worcester, MA 01605


Stephen C. Knight, M.D.(4)              11,667                       *
Epix Medical, Inc.
71 Rogers Street
Cambridge, MA 02142


David Schlachet(4)                      11,667                       *
Strauss Ltd.
16 Bazel Street
Petach-Tikva, Israel 49510

Mony Ben Dor
The Israel Corporation
4 Weizman St.                                0                       *
Tel-Aviv 61336, Israel

Fredric D. Price (5)                     9,250                       *
Applied Microbiology, Inc.
771 Old Saw Mill River Road
Tarrytown, NY 10591


All Directors and                    1,653,212                    4.5%
Executive Officers
as a group
(9 persons)(6)

----------

*    Indicates ownership of less than 1%.

1)   Based  on  36,296,751  shares  of  Common  Stock  outstanding,   plus  each
     individual's currently exercisable warrants or options. Assumes that no other individual will exercise any warrants and/or options.

(2) Includes 276,153 shares of Common Stock held in the name of Avitek Ltd., of which Dr. Aviv is the Chairman of the Board of Directors and the principal stockholder, and, as such, shares the right to vote and dispose of such shares. Also includes currently exercisable options to purchase 255,376 shares of Common Stock.

(3) Held jointly with his wife. Also includes currently exercisable options and warrants to purchase 48,344 shares of Common Stock. Does not include shares held by his adult children, his grandchildren or a trust for the benefit of his grandchildren.

(4) Consists of currently exercisable options and warrants to purchase Common Stock.

(5) Includes currently exercisable options and warrants to purchase 7,500 shares of Common Stock.

(6) Based on the number of shares of Common Stock outstanding, plus 556,126 currently exercisable warrants and/or options held by the Directors and executive officers.


Item 13. Certain Relationships and Related Transactions


             None.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements and Exhibits

          (1)  FINANCIAL STATEMENTS

               Report of Independent Accountants

               Consolidated Balance Sheets at December 31, 1997 and 1996

               Consolidated   Statements  of  Operations  for  the  years  ended
               December 31, 1997, 1996 and 1995

               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULES

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

     3(c) Amended and Restated By-Laws (Incorporated by reference to Form S-1 Registration Statement of the Company dated June 30, 1994 (No. 33-80916)).

     3(d)      Certificate  of Amendment of Restated  Articles of  Incorporation
               dated  January  16,  1998   (Incorporated  by  reference  to  the
               Company's Current Report on Form 8-K, dated February 6, 1998).

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

     4(t) Form of Unit Purchase Agreement dated as of September 14, 1995 between the Company and the Investors (Incorporated by reference to the Company's Current Report on Form 8-K, dated September 14,
               1995).

     4(u) Form of Warrant Agreement dated as of September 14, 1995 between the Company and the Investors (Incorporated by reference to the Company's Current Report on Form 8- K, dated September 14, 1995).

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

     4(y) Certificate of Designation, Rights, Preferences and Privileges of Series A Preferred Stock of the Company (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

     4(z) Form of 5% Preferred Stock Securities Purchase Agreement dated as of September 30, 1996 between the Company and the Investors (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

     4(a)(a) Form of Stock Purchase Warrant dated as of September 30, 1996 between the Company and the Investors (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

     4(a)(b) Form of Stock Purchase Warrant dated as of September 30, 1996 between the Company and Alan M. Mark (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

     4(a)(c) Form of Warrant Agreement dated as of March 15, 1996 between the Company and

               Michael E. Lewis, Ph.D. (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

     4(a)(d) Stock Purchase Agreement, dated December 12, 1996, between the Company and Bausch & Lomb Pharmaceuticals, Inc.(Incorporated by reference to Annual Report on Form 10-K dated March 29, 1997.

     4(a)(e) Certificate of Designation, Rights Preferences and Privileges of Series B Preferred Stock of the Company (Incorporated by reference to Form S-3 Registration of the Company dated April 30, 1997 [No. 333-26155]).

     4(a)(f) Form of 5% Preferred Stock Securities Purchase Agreement dated as of March 31, 1997 between the Company and the Investors (Incorporated by reference to Form S-3 Registration of the Company dated April 30, 1997 [No. 333-26155]).

     4(a)(g) Form of Stock Purchase Warrant dated as of March 31, 1997 between the Company and the Investors (Incorporated by reference to Form S-3 Registration Statement of the Company dated April 30, 1997 [No. 333-26155]).

     4(a)(h) Certificate of Designation, Rights Preferences and Privileges of Series C Preferred Stock of the Company (Incorporated by
               reference to the Company's Current Report on Form 8-K filed on February 6, 1998).

     4(a)(i) Form of Securities Purchase Agreement dated as of February 4, 1998 between the Company and the Investor (Incorporate by reference to the Company's Current Report on Form 8-K filed on February 6, 1998).

     4(a)(j) Form of Stock Purchase Warrant dated as of February 4, 1998 between the Company and the Investor and the Company and the Placement Agent (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 6, 1998).

     4(a)(k) Form of Stock Purchase Warrant dated as of March 31, 1997 between the Company and the Investor (Incorporated by reference to Form S-3 Registration Statement of the Company dated March 5, 1998 [No. 333-47359]).

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

     10(g) Agreement between Avitek Ltd. ("Avitek") and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum") dated November 20, 1986 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10- K/A, for year ended December 31, 1992).(1)

     10(g)(1) Supplement to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     10(g)(2)  Hebrew   language   original   executed   version  of   Agreement
               (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

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

     10(i) Research, Development and License Agreement between Pharmos Ltd., Pharmos Corporation ("Old Pharmos") and Yissum dated February 5, 1991 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     (10)(i)(1)Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).1

     10(j) Pharmos Ltd. Employment Agreement with Haim Aviv ("Aviv") dated as of May 2, 1990 and Old Pharmos Consulting Agreement with Aviv dated as of May 2, 1990, as amended by letter from Old Pharmos to Aviv dated June 27, 1990 and Unanimous Written Consent of the Board of Directors of Old Pharmos dated March 17, 1992 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10- K/A, for year ended December 31, 1992).

     10(k) Letter from Old Pharmos to D. Blech & Co. Incorporated ("D. Blech & Co.") dated June 27, 1991 re: consulting services (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     10(l) Old Pharmos Employment Agreement with Stephen Streber dated as of July 1, 1992 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10- K/A, for year ended December 31,
               1992).

     10(m) Letter dated July 27, 1992 from Old Pharmos to Henry Dachowitz re employment (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10- K/A, for year ended December 31,
               1992).

     10(n) Personal Employment Agreement dated October 1, 1992 between Old Pharmos and Gad Riesenfeld (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

     10(o) Lease Agreement dated as of November 1, 1992 between Talquin Development Company and the Company (Incorporated by reference to Annual Report on Form 10- K, as amended by Form 10-K/A, for year ended December 31, 1992).

     10(p) Form of Purchase Agreement dated as of August 13, 1993 by and among the Registrant and the Investors listed on Exhibit A thereto (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 29, 1993 [33-68762]).

     10(q) Amended and Restated License Agreement with Research Component dated July 1, 1993 between University of Florida Research Foundation, Inc. and the Company (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10- K/A, for year ended December 31, 1993).1

     10(r) License Agreement dated as of April 2, 1993 between the Company and Dr. Nicholas Bodor (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1993).1

     10(s) Consulting Agreement dated as of January 1, 1993 between the Company and Dr. Nicholas Bodor (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1993).1

     10(t) Product Development and Clinical Manufacturing Services Agreement dated as of October 21, 1994 between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

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

     10(w) Marketing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995).1

     10(x) Processing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995).1

     10(y) Marketing Agreement, dated as of December 12, 1996, between the Company and Bausch & Lomb Pharmaceuticals, Inc.1

     10(z) Consulting Agreement, dated November 11, 1996, between the Company and Alan Mark. (Incorporated by reference to Form S-3 Registration Statement of the Company dated April 30, 1997 [No. 333-26155]).

     10(a)(a)**Employment  Agreement,  dated  December  15,  1997,  between  the
               Company and Robert W. Cook

21 Subsidiaries of the Registrant

     21(a) Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10- K, as amended by Form 10-K/A, for year ended December 31, 1992).

----------
**   Filed herewith.

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

     1992 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix F to the Joint Proxy Statement/Prospectus).

     1997 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix B to the Proxy Statement).

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

     Agreement and Release dated as of November 11, 1994 between the Company and Stephen R. Streber (Exhibit 10(u) hereto).

     Employment Agreement dated as of November 11, 1994 between the Company and Henry M. Dachowitz (Exhibit 10(t) hereto).

     Employment Agreement, dated December 15, 1997, between the Company and Robert W. Cook (Exhibit 10(a)(a) hereto).

     (b)  Reports on Form 8-K

          Since October 1, 1997, the Company has filed two reports on Form 8-K, one on February 4, 1998 and one on March 10, 1998.

     (c)  Exhibits

          None.

     (d)  Financial Statement Schedules

          See Item 14(a)(2) above

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHARMOS CORPORATION


                             By: /s/ HAIM AVIV
                                 ----------------------------
                                 Dr. Haim Aviv, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

                                 Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                             Title                                           Date
---------                             -----                                           ----
/s/ Robert Cook                       Chief Financial Officer (Principal              March 30, 1998
----------------------------
Robert Cook                           Financial and Accounting Officer),
                                      and Secretary
/s/ Dr. Gad Riesenfeld                President, Chief Operating Officer              March 30, 1998
----------------------------
Dr. Gad Riesenfeld
/s/ Marvin P. Loeb                    Director                                        March 30, 1998
------------------
Marvin P. Loeb
/s/ E. Andrews Grinstead III          Director                                        March 30, 1998
----------------------------
E. Andrews Grinstead III
/s/ Stephen C. Knight                 Director                                        March 30, 1998
----------------------------
Stephen C. Knight
/s/ David Schlachet                   Director                                        March 30, 1998
----------------------------
David Schlachet
/s/ Fredric D. Price                  Director                                        March 30, 1998
----------------------------
Fredric D. Price
/s/ Mony Ben Dor                      Director                                        March 30, 1998
----------------------------
Mony Ben Dor

Pharmos Corporation
Consolidated Financial Statements
Years Ended December 31, 1997 and 1996

                               Pharmos Corporation
                   Index to Consolidated Financial Statements


Report of Independent Accountants                                         F - 2

Consolidated balance sheets as of December 31, 1997 and 1996              F - 3

Consolidated statement of operations for the years ended
   December 31, 1997, 1996 and 1995.                                      F - 4

Consolidated statement of changes in shareholders' (deficit) equity
   for the years ended December 31, 1997, 1996 and 1995.                  F - 5

Consolidated statement of cash flows for the years ended
   December 31, 1997, 1996 and 1995.                                      F - 6

Notes to consolidated financial statements                         F - 7 - F 19

                        Report of Independent Accountants


March 16, 1998

To the Board of Directors and
Shareholders of Pharmos Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 1997 has an accumulated deficit of $72,069,727 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICE WATERHOUSE L.L.P.



Melville, NY

Pharmos Corporation

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                               December 31,
                                                                           1997            1996
Assets

Current assets:
   Cash and cash equivalents                                          $  4,423,389    $  5,132,906
   Inventories                                                           1,804,627              --
   Grants and other receivables                                            237,655         359,019
   Prepaid royalties                                                       143,333              --
   Prepaid expenses and other current assets                               171,299         247,363
                                                                      ------------    ------------
        Total current assets                                             6,780,303       5,739,288

Fixed assets, net                                                          703,428         629,413
Prepaid royalties, net of current portion                                  573,334         573,334
Intangible assets, net                                                     291,262         337,786
Other assets                                                                73,514         188,472
                                                                      ------------    ------------
    Total assets                                                      $  8,421,841    $  7,468,293
                                                                      ============    ============

Liabilities and Shareholders' (Deficit) Equity

Current liabilities:
   Long term debt, current portion                                    $     55,253    $    115,244
   Accounts payable                                                      2,576,968         847,415
   Accrued expenses                                                        809,869         497,621
   Accrued wages and other compensation                                    401,285         357,981
   Advances against future sales                                         1,000,000              --
                                                                      ------------    ------------
        Total current liabilities                                        4,843,375       1,818,261

Advances against future sales, net of current portion                    4,000,000       4,000,000
Long term debt, net of current portion                                          --         110,648
Other liabilities                                                          100,000          51,119
                                                                      ------------    ------------
        Total liabilities                                                8,943,375       5,980,028

Shareholders' (deficit) equity:

   Preferred stock, $.03 par value, 1,250,000 shares authorized:
      Series A convertible, with a $1,000 liquidation preference,
        0 and 1,900 shares issued and outstanding in 1997
      and 1996, respectively                                                    --              57
    Series B convertible, with a $1,000 liquidation preference,
      2,755 and 0 shares outstanding in 1997 and 1996, respectively             83              --
   Common stock, $.03 par value; 50,000,000 shares authorized,
    34,391,638 and 30,727,525 shares issued and
      outstanding (excluding $551 in 1997 and 1996,
      held in Treasury) in 1997 and 1996, respectively                   1,031,197         921,274
   Paid in capital                                                      70,516,913      62,668,886
   Accumulated deficit                                                 (72,069,727)    (62,101,952)
                                                                      ------------    ------------
    Total shareholders' (deficit) equity                                  (521,534)      1,488,265
                                                                      ------------    ------------
Commitments and contingencies

    Total liabilities and shareholders' (deficit) equity              $  8,421,841    $  7,468,293
                                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                            Year Ended December 31,
                                                                     1997           1996           1995
Revenues:
License fees, royalties, net                                   $         --    $         --    $     75,000

Expenses:
   Research and development, net                                  5,463,508       5,604,592       4,679,079
   Drug substance purchase                                          598,385              --              --
   Patents                                                          211,316         281,412         480,859
   General and administrative                                     2,034,092       2,123,392       2,557,718
   Depreciation and amortization                                    255,718         345,595         536,010
                                                               ------------    ------------    ------------
        Total operating expenses                                  8,563,019       8,354,991       8,253,666
                                                               ------------    ------------    ------------
Loss from operations                                             (8,563,019)     (8,354,991)     (8,178,666)

Other income (expenses):
   Interest income                                                  330,453         323,097         209,584
   Other income (expenses), net                                      16,365          (9,393)             --
   Interest expense                                                (17,346)         (35,923)       (127,003)
                                                               ------------    ------------    ------------
    Other income (expense), net                                     329,472         277,781          82,581

Loss before extraordinary item                                   (8,233,547)     (8,077,210)     (8,096,085)
                                                               ------------    ------------    ------------
Extraordinary gain from forgiveness of debt,
 net of $0 of income taxes (Note 3)                                 416,248              --              --
                                                               ------------    ------------    ------------
Net loss                                                         (7,817,299)     (8,077,210)     (8,096,085)
                                                               ------------    ------------    ------------

 Less:  Dividend embedded in convertible preferred
         stock (Note 9)                                          (1,952,767)             --              --
        Preferred stock dividends                                  (240,375)             --              --
                                                               ------------    ------------    ------------
Net loss applicable to common shareholders                     $(10,010,441)   $ (8,077,210)   $ (8,096,085)
                                                               ============    ============    ============

Net loss per share applicable to common shareholders
 before extraordinary gain - basic                                     (.32)           (.28)           (.37)

Extraordinary gain per share applicable to
   common shareholders                                                  .01              --              --
                                                               ------------    ------------    ------------
Net loss per share applicable to common shareholders - basic   $       (.31)   $       (.28)   $       (.37)
                                                               ============    ============    ============
Weighted average shares outstanding - basic                      32,442,981      29,291,401      21,885,862
                                                               ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation

Consolidated Statement of Changes in Shareholders' (Deficit) Equity (Note 9)
--------------------------------------------------------------------------------

                                                                                                 Series A Convertible
                                                                      Common Stock                 Preferred Stock
                                                                 Shares          Amount        Shares            Amount
December 31, 1994                                               14,631,726   $    438,952             --    $         --

Issuance of common stock to purchase Oculon Corp.                6,000,000        180,000             --              --
Conversion of debentures to common stock                         2,442,309         73,269             --              --
Warrant exercise                                                    75,000          2,250             --              --
Issuance of common stock, net of offering costs
  of $900,000                                                    6,000,000        180,000             --              --
Warrant grant to consultants                                            --             --             --              --
Share adjustment for reverse split                                       4             --             --              --
Net loss                                                                --             --             --              --
                                                              ------------   ------------   ------------    ------------
December 31, 1995                                               29,149,039        874,471             --              --
Warrant exercise                                                    99,286          2,978             --              --
Issuance of Series A preferred stock, net of offering costs
  of $18,000                                                            --             --          1,900              57
Private placement of common stock                                1,479,200         44,376             --              --
Warrant grant to consultants                                            --             --             --              --
Net loss                                                                --             --             --              --
                                                              ------------   ------------   ------------    ------------
December 31, 1996                                               30,727,525        921,825          1,900              57


Issuance of Series B preferred stock,
 net of offering costs of $260,000                                      --             --             --              --
Warrant exercises                                                   37,500          1,125             --              --
Conversion of Series A preferred stock                           1,492,943         44,788         (1,900)            (57)
Preferred stock dividend paid with common stock                    133,455          4,004             --              --
Conversion of Series B preferred stock                           2,000,215         60,006             --              --
Dividend embedded in convertible preferred stock                        --             --             --              --
Net loss                                                                --             --             --              --
                                                              ------------   ------------   ------------    ------------
December 31, 1997                                               34,391,638   $  1,031,748             --    $         --
                                                              ============   ============   ============    ============

                                                                   Series B Convertible
                                                                      Preferred Stock            Paid-in       Accumulated
                                                                    Shares       Amount          Capital         Deficit
December 31, 1994                                                       --    $         --    $ 46,669,890    $(45,928,657)

                                                                        --              --       2,892,426              --
Issuance of common stock to purchase Oculon Corp.                       --              --       1,196,731              --
Conversion of debentures to common stock                                --              --          36,750              --
Warrant exercise                                                        --              --              --              --
Issuance of common stock, net of offering costs
  of $900,000                                                           --              --       7,920,000              --
Warrant grant to consultants                                            --              --          48,000              --
Share adjustment for reverse split                                      --              --              --              --
Net loss                                                                --              --              --      (8,096,085)
                                                              ------------    ------------    ------------    ------------
December 31, 1995                                                       --              --      58,763,797     (54,024,742)
Warrant exercise                                                        --              --          55,522              --
Issuance of Series A preferred stock, net of offering costs
  of $18,000                                                            --              --       1,881,943              --
Private placement of common stock                                       --              --       1,955,624              --
Warrant grant to consultants                                            --              --          12,000              --
Net loss                                                                --              --              --      (8,077,210)
                                                              ------------    ------------    ------------    ------------
December 31, 1996                                                       --              --      62,668,886     (62,101,952)


Issuance of Series B preferred stock,
 net of offering costs of $260,000                                   6,000             180       5,739,820              --
Warrant exercises                                                       --              --          66,375              --
Conversion of Series A preferred stock                                  --              --         (44,731)             --
Preferred stock dividend paid with common stock                         --              --         193,705        (197,709)
Conversion of Series B preferred stock                              (3,245)            (97)        (59,909)             --
Dividend embedded in convertible preferred stock                        --              --       1,952,767      (1,952,767)
Net loss                                                                --              --              --      (7,817,299)
                                                              ------------    ------------    ------------    ------------
December 31, 1997                                                    2,755    $         83    $ 70,516,913    $(72,069,727)
                                                              ============    ============    ============    ============

                                                                    Treasury                Shareholders'
                                                                     Stock                    (Deficit)
                                                                     Shares       Amount        Equity
December 31, 1994                                                   18,356   $       (551)   $  1,179,634

                                                                        --             --              --
Issuance of common stock to purchase Oculon Corp.                       --             --       3,072,426
Conversion of debentures to common stock                                --             --       1,270,000
Warrant exercise                                                        --             --          39,000
Issuance of common stock, net of offering costs
  of $900,000                                                           --             --       8,100,000
Warrant grant to consultants                                            --             --          48,000
Share adjustment for reverse split                                      --             --              --
Net loss                                                                --             --      (8,096,085)
                                                              ------------   ------------    ------------
December 31, 1995                                                   18,356           (551)      5,612,975
Warrant exercise                                                        --             --          58,500
Issuance of Series A preferred stock, net of offering costs
  of $18,000                                                            --             --       1,882,000
Private placement of common stock                                       --             --       2,000,000
Warrant grant to consultants                                            --             --          12,000
Net loss                                                                --             --      (8,077,210)
                                                              ------------   ------------    ------------
December 31, 1996                                                   18,356           (551)      1,488,265


Issuance of Series B preferred stock,
 net of offering costs of $260,000                                      --             --       5,740,000
Warrant exercises                                                       --             --          67,500
Conversion of Series A preferred stock                                  --             --              --
Preferred stock dividend paid with common stock                         --             --              --
Conversion of Series B preferred stock                                  --             --              --
Dividend embedded in convertible preferred stock                        --             --              --
Net loss                                                                --             --      (7,817,299)
                                                              ------------   ------------    ------------
December 31, 1997                                                   18,356   $       (551)   $   (521,534)
                                                              ============   ============    ============




   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                  Year Ended December 31,
                                                           1997             1996            1995
Cash flows from operating activities:
   Net loss                                            $ (7,817,299)   $ (8,077,210)   $ (8,096,085)
   Adjustments to reconcile net loss to net
      cash flow used in operating activities:
      Depreciation and amortization                         255,718         345,595         536,010
      Loss on disposal of fixed assets                       41,560
      Warrant grant to consultants                               --          12,000          48,000
   Changes in operating assets and liabilities, net
      of effects of acquisition in 1995:
        Inventories                                      (1,804,627)             --              --
        Grants receivable                                   121,364        (254,758)        158,389
        Prepaid expenses and other current assets            76,064         239,000         202,240
        Advanced royalties                                 (143,333)       (573,334)             --
        Other assets                                        114,958              --              --
        Accounts payable                                  1,729,553         108,059      (1,180,748)
        Accrued expenses                                    312,248         (18,413)         89,219
        Advances against future sales                     1,000,000       2,122,859       1,877,141
        Accrued wages and other compensation                 43,304         152,645              --
        Other liabilities                                    48,881        (184,360)             --
                                                       ------------    ------------    ------------
        Net cash used in operating activities            (6,021,609)     (6,127,917)     (6,365,834)
                                                       ------------    ------------    ------------
Cash flows from investing activities:
   Purchases of fixed assets, net                          (324,769)        (73,028)        (56,647)
                                                       ------------    ------------    ------------
        Net cash used in investing activities              (324,769)        (73,028)        (56,647)
                                                       ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock
    and exercise of warrants, net                            67,500       2,058,500       8,139,000
   Proceeds from issuance of preferred stock, net         5,740,000       1,882,000
   Proceeds from issuance of convertible debentures              --              --       1,270,000
   Proceeds from acquisition of Oculon, net                      --              --       3,072,426
   Payments of loans payable                               (170,639)        (49,440)       (480,219)
                                                       ------------    ------------    ------------
     Net cash provided by financing activities            5,636,861       3,891,060      12,001,207
                                                       ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents       (709,517)     (2,309,885)      5,578,726
Cash and cash equivalents at beginning of year            5,132,906       7,442,791       1,864,065
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year               $  4,423,389    $  5,132,906    $  7,442,791
                                                       ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   The Company

     Pharmos Corporation (the "Company") is a bio-pharmaceutical company incorporated under the laws of the state of Nevada and is engaged in the design and development of novel pharmaceutical products in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents for treatment of central nervous system ("CNS") disorders, systemic drugs designed to avoid CNS related side effects, and emulsion-based products for topical and systemic applications. The Company uses a variety of patented and proprietary technologies to improve the efficacy and/or safety of drugs. The Company's compounds are in various stages of development, from preclinical to advanced clinical trials. On of March 9, 1998, the Company received approval for two separate New Drug Applications ("NDA") from the U.S. Food and Drug Administration ("FDA"). These approvals were for LotemaxTM and AlrexTM. Lotemax has been approved for the treatment of several ocular inflammatory indications, including uveitis and for post-operative inflammation. Alrex has been approved for the treatment of seasonal allergic conjunctivitis. In conjunction with its development efforts, the Company has also undertaken research and development contracts in the past and has sold fine chemicals to the pharmaceutical research community. The Company's administrative offices are located in Iselin, New Jersey and conducts operations through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.   Liquidity and Business Risks

     The Company currently has had no sources of recurring revenues and has incurred operating losses since its inception. At December 31, 1997, the Company has an accumulated deficit of $72,069,727. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $4.4 million as of December 31, 1997, combined with anticipated cash inflows, including revenues expected to be derived from sales of Lotemax and Alrex (See Notes 4 and 17) and the proceeds from the February 4, 1998 private placement (see "Subsequent Events") will be sufficient to support operations through first quarter of 1999. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of Lotemax and Alrex, competition, and the ability to obtain additional financing. The Company is continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations, and the establishment of research and development partnerships to obtain the additional financing necessary to complete the development of its product candidates and bring them to commercial markets. There can be no assurance that Lotemax or Alrex will achieve market acceptance or that the Company will be successful in obtaining additional financing or commercializing its product candidates.

3.   Significant Accounting Policies

     Basis of consolidation

     The accompanying  consolidated  financial  statements include the Company's
     wholly  owned  subsidiary,   Pharmos  Ltd.  All  significant   intercompany
     transactions are eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period.

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Actual results could differ from those estimates.

     Net loss per common share

     The Company adopted Statement of Financial Accounting Standards No.128, "Earnings per Share" ("SFAS 128") effective December 1997.

     Basic net loss per common share is computed by dividing net loss to common shareholders for the period, adjusted to add back any preferred stock dividends (embedded, declared or in arrears) by the sum of the weighted average number of shares of common stock issued and outstanding. Diluted earnings per share is computed by dividing net loss for the period by the sum of the weighted average number of shares of common stock issued and outstanding, increased to include the number of common shares that would have been issued if all outstanding preferred stock, stock options, and stock warrants were converted. Diluted common shares are based on the most advantageous convertible rate or exercise price available to the security holder.

     At December 31, 1997, outstanding shares of Series B Convertible Preferred Stock, convertible into 1,721,875 shares of common stock and outstanding options and warrants to purchase 5,568,411 shares of common stock, with exercise prices ranging from $.75 to $5.20 could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share because to do so would be antidilutive for the periods presented.

     Cash and cash equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts in 1997 and 1996, respectively.

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

     Inventories

     Inventories consist of loteprednol etabonate, the compound used in the Company's products, Lotemax and Alrex and is stated at the lower of cost or market with cost determined on a weighted average basis.

     Certain purchases of Loteprednol Estabonate, totaling $598,385, have been expensed in 1997. This amount represents inventory to be used in testing, manufacturing and various marketing programs.

     Fixed assets

     Fixed assets are recorded at cost. Property, furniture and equipment are depreciated on a straight-line basis over their estimated useful lives which range from three to fourteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated lives of the related assets. Maintenance and repairs are expensed as incurred.

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Intangible assets

     Intangible assets represent the Company's rights to develop and commercialize certain products derived from certain licensed technologies. The assets are being amortized over fifteen years. As of December 31, 1997 and 1996, accumulated amortization was $748,518 and $701,994, respectively. Amortization expense amounted to $46,524 in each of the years ended December 31, 1997, 1996 and 1995.

     As a result of the current period operating loss combined with a history of operating losses, management assessed whether or not the Company's intangible assets were recoverable. As of December 31, 1997, management estimates that the net future cash inflows expected to result from the commercial marketing of the licensed technologies will exceed the carrying amount of the Company's intangible assets and accordingly, no impairment loss was recognized.

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

     Income taxes

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Foreign exchange

     The Company's foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in the determination of current period income and loss. To date, such gains and losses have been insignificant.

     Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains some of its cash balances in accounts which exceed federally insured limits. It has not experienced any losses to date resulting from this practice.

     Reclassifications

     Certain amounts for 1996 and 1995 have been reclassified to conform to the fiscal 1997 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Recent Accounting Standards

     Statement   of  Financial   Accounting   Standards   No.  130,   "Reporting
     Comprehensive Income" ("SFAS 130")

     On June 30, 1997, the FASB issued SFAS No. 130. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. It is not expected that the adoption of SFAS No. 130 will have a material impact on the Company.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise" ("SFAS 131")

     In June 1997, the FASB issued SFAS No. 131. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods to shareholders. It also requires that enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The effect of the adoption of this statement is not expected to have a significant impact on the Company.

4.   Collaborative Agreements

     In June 1995, the Company entered into a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to market Lotemax, on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covers the Company's two other loteprednol etabonate based products, which are referred to as Alrex and LE-T. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (loteprednol etabonate) from the Company. Through December 31, 1997, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales. An additional $1 million is due upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb will be entitled to credits against future purchases or sales of the active drug substance based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb in 1998, based on management's estimate of product sales to Bausch & Lomb in 1998, has been presented as a current liability in the accompanying balance sheet at December 31, 1997.

     Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement. Net reimbursements from Bausch & Lomb were approximately $.2 million, $1.2 million and $0.1 million in 1997, 1996 and 1995, respectively, and were offset against research and development in the accompanying consolidated statements of operations.

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     In December 1996, the Company and Bausch & Lomb signed an international marketing agreement for the marketing of Lotemax, Alrex and LE-T in certain territories outside of the U.S. The Company expects to receive an additional $1.6 million of advances that will follow the receipt of regulatory clearance in those markets.

5.   Fixed Assets

     Fixed assets consist of the following:

                                                             December 31,
                                                         1997           1996

Laboratory, pilot plant and other equipment          $ 1,339,688    $ 1,810,310
Leasehold improvements                                   240,462        402,936
Office furniture and fixtures                            107,251        235,663
Computer equipment                                        78,795        133,973
Vehicles                                                  53,307         52,873
                                                     -----------    -----------
                                                       1,819,503      2,635,755

Less-Accumulated depreciation and amortization        (1,116,075)    (2,006,342)
                                                     -----------    -----------
                                                     $   703,428    $   629,413
                                                     ===========    ===========

     Depreciation and amortization of fixed assets was $209,194, $299,071 and $489,486 in 1997, 1996 and 1995, respectively.

6.   Grants for Research and Development

     The Company has entered into agreements with U.S. federal agencies and the State of Israel which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $418,245, $245,302 and $331,546 during 1997, 1996 and 1995, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds.

     As of December 31, 1997, the total amounts received under such grants amounted to $2,952,972, of which $2,752,972 pertain to grants that contain royalty provisions. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants will be limited to $3,215,862 based on grants received through December 31, 1997.

     In April 1997, the Company also signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits, operated by the Office of the Chief Scientist. Under such agreements the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. The Company

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     received grants totaling $200,000 in 1997 pursuant to this agreement.

7.   Licensing Arrangements

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

     As a licensee, the Company has various license agreements wherein the Company has acquired exclusive or co-exclusive rights to develop and commercialize certain research technologies. These agreements, which include agreements related to Lotemax, generally require the Company to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicenses, where applicable. The royalty rates, as defined in the respective license agreements, are customary and usual in the pharmaceutical industry. The royalties will be payable for periods up to fifteen years from the date of specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date on which approval from the FDA received for a developed product. No amounts have been recorded as a liability with respect to any contingent royalties as of December 31, 1997.

     Certain of the license agreements require annual payments for periods extending through 2012. Minimum annual payments under licensing agreements are $103,500. License fee expense amounted to approximately $103,500 during 1997 and 1996, and $355,000 in 1995.

     In March 1997, the Company paid a licensor, who is a former director, $143,333. This payment represented prepaid royalties to the former director against future royalties on sales of LotemaxTM. Prepayments totaled $716,667 and $573,334 and are reflected as an asset on the balance sheet at December 31, 1997 and 1996, respectively. The Company has agreed to prepay additional royalties based on future advances and other non-royalty payments from Bausch & Lomb or other parties with whom the Company enters into marketing or similar arrangements.

8.   Common and Preferred Stock Transactions

     1997 transactions

     On February 12, 1997, the Company issued warrants to purchase an aggregate of 955,000 shares of common stock at an exercise price of $1.59 per share to 14 employees of the Company. Prior to December 31, 1997, 65,000 of these warrants were canceled in connection with the termination of 2 employees. Such warrants become exercisable in increments of 25% each on February 12, 1998, February 12, 1999, February 12, 2000 and February 12, 2001. All of such warrants expire on February 12, 2007. Also, on February 12, 1997, the Company issued warrants to purchase an aggregate of 115,000 shares of common stock at an exercise price of $1.59 per share to the Company's five outside directors and one outside consultant. These warrants become exercisable on the same basis as the warrants issued to employees, but expire on February 12, 2003. Upon termination of employment or termination as a director, all warrants held by such employee or director will expire, except that any warrant that was exercisable on the date of termination may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of death or permanent disability of such employee or director).

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     On March 31, 1997, the Company completed a private placement with institutional investors of Series B Convertible Preferred Stock and warrants to purchase common stock, generating gross proceeds of $6 million. The Series B preferred stock carries a 5% dividend rate payable in cash or common stock, at the option of the Company, and is convertible into common shares of the Company based on the share price at the time of conversion less discounts ranging from 17% to 20%. Until converted into common stock, the preferred stock has no voting rights. The 159,000 warrants issued to the investors are exercisable at a price of $1.75 per share, commencing March 31, 1998, for a three year period. The Company also issued warrants to purchase an aggregate of 239,473 shares of common stock at an exercise price of $1.38 per share to certain parties who assisted in the completion of the private placement. The warrants are exercisable from March 31, 1998 and will expire in 2007.

     On April 30, 1997, the Company issued warrants to purchase an aggregate of 15,000 shares of common stock at an exercise price of $1.22 per share to an outside consultant of the Company. Such warrants became exercisable on April 30, 1998 and expire on April 30, 2003.

     During 1997, the Company issued 3,493,158 shares of its common stock upon conversion of 5,145 shares of the Company's Series A and Series B Convertible Preferred Stock. The shares were issued with conversion prices ranging from $.93 per share to $2.04 per share. The Company also issued 133,455 shares of common stock in payment of dividends on the Series A and Series B Convertible Preferred Stock. As of the date of such issuances, these dividends are valued at $197,709. The Company issued 37,500 shares of its common stock upon exercise of warrants to purchase shares of the Company's common stock at $1.80 per share.

     As of December 31, 1997, cumulative dividends in arrears on the Company's outstanding Series B Convertible Preferred Stock were $42,666.

     In connection with the issuances of the Series A and B convertible preferred stock, the Company was required to recognize in the calculation of earnings per share (EPS), the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the earliest date that conversion can occur. For the year ended December 31, 1997, the Company recorded a preferred stock dividend of $1,952,767 on the outstanding shares of Series A and B convertible preferred stock in connection with the conversion discount.

     1996 transactions

     In January 1996, the Company issued 89,286 shares of its common stock as a result of the exercise of certain warrants. Of this amount, 75,000 shares were issued at an exercise price of $.52 per share and 14,286 shares were issued at an exercise price of $.84 per share.

     On September 30, 1996, the Company completed a private placement of Series A convertible

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     The Company issued 6,000,000 shares of its common stock and warrants to purchase 500,000 shares of common stock in connection with the acquisition of Oculon.

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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

9.   Warrants

     Many of the warrants issued in connection with various equity financing and related transactions during 1991 through 1997 contain anti-dilution provisions requiring adjustment, if at a later date securities are issued at prices below the respective warrant's exercise price. The following table summarizes the shares issuable upon exercise of warrants outstanding at December 31, 1996 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

                                                                                    Shares
                                                                                    Issuable
                                                               Expiration             Upon             Esercise
     Issuance Date                                                Date              Exercise             Price
     -------------                                                ----              --------             -----
November 1991                                                   March 1998           269,490           $ 2.01
                                                                March 1998           303,338             2.50
                                                                March 1998           361,844             1.52
August 1993                                                    August 1998           454,121             2.67
September 1994                                                 September 1999         65,044             2.26
October 1994                                                   October 1999          200,000              .84
April 1995                                                      April 2005           500,000             2.75
                                                                April 2005            10,000              .78
                                                                April 2000            15,000              .75
                                                                April 2000            25,000             1.00
                                                                April 2000            25,000             1.50
Scptember 1995                                                 September 2000        862,500             1 80
October 1995                                                   October 2001           10,000             1.88
March 1996                                                      March 2002            15,000             2.31
September 1996                                                 Septemher 2000         50,000             1.75
                                                               September 2007         65,000             1.34
November 1996                                                  November 2006          10,000             1.39
February 1997                                                  February 2003         115,000             1.59
                                                               Februaly 2007         890,000             1.59
March 1997                                                      March 2001           159,000             1.75
                                                                March 2007            75,000             1.66
                                                                March 2007           239,473             1.38
April 1997                                                      April 2003            15,000             1.22
                                                               --------------    -----------           ------
     Total shares and average exercise price                                     $ 4,734,810           $ 1.90
                                                                                 ===========           ======

10.  Stock Option Plans

     The Company's shareholders have approved incentive stock option plans for officers and employees. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, and generally expire ten years from the date of grant. The following table summarizes activity in approved incentive stock options approved by the Company's Board of Directors:

                                                  Shares              Average
                                                  Under               Exercise
                                                  Option              Price
                                                  ------              -----
Options outstanding at 12/31/95                   544,186              $2.20
Granted                                             4,000               2.28
Expired                                           (34,933)              2.18
                                                  -------              -----
Options outstanding at 12/31/96                   513,253               2.13
Expired                                           (86,834)              1.74
                                                  -------              -----
Options outstanding at 12/31/97                   426,419               2.21
                                                  =======              =====
Options exercisable at 12/31/97                   306,935               2.26
                                                  =======              =====

     The Company's Board of Directors approved nonqualified stock options for key employees, directors and certain non-employee consultants. The following table summarizes activity in Board-approved nonqualified stock options:

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                  Shares              Average
                                                  Under               Exercise
                                                  Option              Price
                                                  ------              -----
Options outstanding at 12/31/95                    442,182           $ 3.10
Expired                                            (10,000)            1.94
                                                  --------           ------
Options outstanding at 12/31/96                    432,182             3.12
Expired                                            (25,000)           10.50
                                                  --------           ------
Options outstanding at 12/31/97                    407,182           $ 2.67
                                                  ========           ======
Options exercisable at 12/31/97                    357,566           $ 2.65
                                                  ========           ======

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased by approximately $305,000, or $.01. per share in 1997 and $203,000, or $.01 per share in 1996 and $320,000 or $.01 per share in 1995 before deducting the value of stock options that were canceled in 1995. The fair value of options and warrants granted to employees, officers, and directors from 1995 through 1997 are estimated at $.51 to $1.17 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 50%, risk-free interest rate of 6.5%, assumed forfeiture rate of 3%, and an expected life of 3 to 5 years.

11.  Long Term Debt

     As of December 31, 1997, Pharmos Limited has an unused line of credit of $50,000 denominated in New Israeli Shekels.

     In 1996, the Company incurred a liability relating to the negotiated buy-out of a lease obligation. The termination agreement provides for monthly installment payments of $4,375 through December 1998. At December 31, 1997, the outstanding balance was $52,233 and has been classified as a current liability in the accompanying balance sheet.


12.  Income Taxes

     No provision for income taxes was recorded for the three years ended December 31, 1997 due to net operating losses incurred. Net operating loss carryforwards for U.S. tax purposes of approximately $50,485,000 expire from 2000 through 2012.

     The Company's gross deferred tax assets of $25,087,000 and $22,870,000 at December 31, 1997 and 1996, respectively, represented primarily the tax effect of both the net operating loss carryforwards and deferred research and development costs, and research and development tax credit

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     carryforwards. As a result of previous business combinations and changes in stock ownership, substantially all of these net operating losses and tax credit carryforwards are subject to significant restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets.

13.  Commitments and Contingencies

     Leases

     The Company leases research and office facilities in Israel and New Jersey. The facilities in Israel are used in the operation of the Company's research and administration activities. The New Jersey facility which serves as the corporate headquarters is leased under an agreement which expires in September 1998 and contains unlimited one year renewal options. The research and development facility in Israel is leased under an agreement which expires in May 1998.

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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     At December 31, 1997, the future minimum lease commitments and sublease rental receivables with respect to non-cancelable operating leases with initial terms in excess of one year are as follows:

                                                  Lease               Sublease
                                               Commitments             Rentals

1998                                             $279,347              $145,834
1999                                              145,834               145,834
2000                                               36,458                36,458
                                                 --------              --------
                                                 $461,639              $328,126
                                                 ========              ========

     Rent expense during 1997, 1996 and 1995 amounted to $410,856, $371,526 and $542,885, respectively. Rent expense in 1997, 1996 and 1995 is net of $308,608, $499,106 and $88,698 of sublease income, respectively.

     Consulting contracts and employment agreements

     In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

     Dividend restrictions

     Dividends may be paid by the Company's subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 1997, 1996 or 1995. The Company does not intend to pay a cash dividend in the foreseeable future.

14.  Employee Benefit Plan

     The Company has a 401-K defined contribution profit-sharing plan covering certain employees. Contributions to the plan are based on salary reductions by the participants, matching employer contributions as determined by the Company, and allowable discretionary contributions, as determined by the Company's Board of Directors, subject to certain limitations. Contributions by the Company to the plan amounted to $10,090, $11,363 and $10,731 and in 1997, 1996 and 1995, respectively.

15.  Estimated Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, grants and other receivables, accounts payable and accrued expenses are reasonable estimates of their fair values. Due to the uncertainty of the timing of future product sales it is not practical to estimate the fair value of advances against future sales which have a carrying value of $5,000,000 at December 31, 1997. The estimated fair values of all other financial instruments approximate, or are not materially different, than their carrying values.

16.  Legal Proceedings

     Management has reviewed with counsel all actions and proceedings pending against or involving the Company. Although the ultimate outcome of such actions and proceedings cannot be predicted with certainty at this time, management believes that losses, if any, in excess of amounts accrued,

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     resulting from those actions will not have a significant impact on the Company's financial position or results of operations.

17.  Subsequent Events

     In January 1998, the shareholders of the Company approved the increase in the number of authorized shares of common stock from 50,000,000 to 60,000,000 and adopted the 1997 Incentive and Non-Qualified Stock Option Plan, which has reserved for issuance up to 600,000 shares of common stock upon the exercise of stock options to be granted to employees, directors, consultants and other key personnel.

     On February 4, 1998, the Company completed a private placement with institutional investors of Series C Convertible Preferred Stock and warrants to purchase 650,000 shares of common stock, generating gross proceeds of $5 million. The preferred stock carries a 5% dividend rate payable in cash or common stock, at the option of the Company, and is convertible into common shares of the Company based on the share price at the time of conversion less a discount of 10%. Until converted into common stock, the preferred stock has no voting rights. The warrants issued to the investors are exercisable at prices ranging from $2.28 to $2.67 per share, commencing one year after the closing for a three year period.

     On March 10, 1998, the Company received approval, from the FDA, of its NDA's for Lotemax and Alrex.