Form 10-K/A
period 1997-12-31
PHARMOS CORP
filed 1998-05-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                AMENDMENT NO. 1
                                    FORM 10-K


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

Public Funding and Grants


     The Company's subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") for research and development of SME technology for injection and nutrition as well as for research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes. The Company has received $1,827,192 under such agreements through December 31, 1997. The Company will be required to pay royalties to the Chief Scientist from 2% to 5% of product sales, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to the amount of funding received. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See "Conditions in Israel."

     The Company has received certain funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F") to develop Lotemax and LE-T. The Company will be required to pay royalties to BIRD-F ranging from 2.5% to 5% of product sales, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to 150% of the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel.

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

Item 6. Selected Financial Data

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                    1997             1996              1995              1994               1993
                                               ------------      ------------      ------------      ------------      ------------

Revenues                                                 --                --      $     75,000      $      7,815      $     81,900
Operating expenses                               (8,563,019)       (8,354,991)       (8,253,666)      (13,036,461)       (9,594,091)
Loss Before Extraordinary                        (8,233,547)       (8,077,210)       (8,096,085)      (12,955,299)       (9,398,695)
Item
Extraordinary gain from
forgiveness of debt                                 416,248                --                --                --                --
Dividend embedded in
convertible preferred stock                      (1,952,767)               --                --                --                --
Preferred Stock dividends                          (240,375)               --                --                --                --
Net loss applicable to
common shareholders                            ($10,010,441)     ($ 8,077,210)     ($ 8,096,085)     ($12,955,299)     ($ 9,398,695)
                                               ============      ============      ============      ============      ============
Loss per share applicable
to common shareholders before
extraordinary gain - basic                    ($      0.32)     ($      0.28)     ($      0.37)     ($      1.19)     ($      1.24)
                                               ------------      ------------      ------------      ------------      ------------

Extraordinary gain per share                   $       .01
                                               -----------

Net loss per share applicable
to common shareholders - basic                ($      0.31)     ($      0.28)     ($      0.37)     ($      1.19)     ($      1.24)
                                               ------------      ------------      ------------      ------------      ------------

Total assets                                   $  8,421,841      $  7,468,293      $  9,461,654      $  4,289,416      $ 10,608,458
                                               ------------      ------------      ------------      ------------      ------------
Long term obligations                          $  4,100,000      $  4,161,767      $  2,294,268      $     91,318      $    129,240
                                               ------------      ------------      ------------      ------------      ------------
Cash dividends declared                                  --                --                --                --                --



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

Results of Operations

Years Ended December 31, 1997 and 1996


     Total operating expenses increased by $208,028, or 2.5 %, from $8,354,991 in 1996 to $8,563,019 in 1997. Marketing expenses totaling $598,385 which is comprised of bulk material purchases of loteprednol etabonate ("LE"), the active drug-stubstance of Lotemax and Alrex, were principally offset by reductions in research and development, net, patents, general and administrative and depreciation and amortization expenses.


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


In accordance with its obligations under the Marketing Agreements to supply Bausch & Lomb with specified quantities of LE (the active drug-substance), the Company purchased quantities of LE and smaller quantities of a key reagent required for the manufacture of LE, in the amount of $2,403,012. Certain quantities of LE, totaling $598,385, that were purchased during 1997, for use in testing, and marketing activities (principally producing free samples of the product) were charged to results of operations in 1997. Purchases of LE that totaled $1,804,627 and were made subsequent to the Company being advised by the FDA that LE was an approvable drug have been recorded as inventory at December 31, 1997.

On September 8, 1997, the Company signed an agreement terminating the 1992 licensing agreement with the University of Florida, and returned the rights to technologies that the Company had previously ceased developing. The termination agreement included a waiver of $416,249 in accounts payable due the

University.

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


Interest and other income, net of interest and other expenses, increased by $51,692, or 19%, from $277,782 in 1996 to $329,472 in 1997. Interest and other income, net, increased as a result of higher average cash balances, and net foreign exchange gains.


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


     Marvin P. Loeb, a Director, was Chairman of the Board of the Company (then known as Pharmatec, Inc.) from December 1982 through October 1992, and has remained a Director of the Company since 1992. He has been Chairman of Trimedyne, Inc. (and its subsidiaries), a publicly-held company engaged in the manufacture of lasers, optical fibers and laser delivery systems, since April 1981; a Director of Gynex Pharmaceuticals, Inc., from April 1986 until its merger with and into Biotechnology General Corporation in 1993, a publicly-held company engaged in the development and commercialization of pharmaceutical products; a Director of Petrogen, Inc., a privately-held company engaged in the genetic engineering of bacteria for cleanup of oil waste and toxic waste, from April 1987 to April 1992 (Chairman from November 1980 to December 1982 and from July 1983 to April 1987); Chairman of Automedix Sciences, Inc., an inactive, publicly-held company engaged in the development of products for treating cancer and other diseases, since September 1980; Chairman of Cardiomedics, Inc., a privately-held, development stage company engaged in the development of heart assist devices, from May 1986; Chairman of Xtramedics, Inc., a publicly-held company developing a feminine hygiene product, from November 1986 to February 1994 and a Director of Xtramedics from November 1986 until May 1994; Chairman of Ultramedics, Inc., an inactive, privately-held company developing blood treatment products, since November 1988; and President and Director of Marvin P. Loeb & Co. since 1965, and Master Health Services, Inc. since 1972, both of which are family-held companies engaged in licensing of inventions and financial consulting.


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


     David Schlachet, a Director of the Company since December 15, 1994, has served as the Chairman of Elite Industries Ltd. from July 1997. From January 1996 to June 1997, Mr. Schlachet served as the Vice President of the Strauss Group and Chief Executive Officer of Strauss Holdings Ltd. The Strauss Group is Israel's largest privately owned food manufacturer. Mr. Schlachet was Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel from 1990 to December, 1995. Mr. Schlachet was responsible for the Institute's administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. Mr. Schlachet is a Director of Taya Investment Company Ltd., an Israeli publicly-held investment company.


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


     Mony Ben Dor, a Director of the Company since September 1997, has been Vice President of The Israel Corporations, Ltd. since May 1, 1997, and chairman of two publicly traded subsidiaries: H.L. Finance and Leasing and Albany Bonded International Trade. He is also a director of a number of subsidiary companies of Israel Chemicals Ltd. From 1992 to 1997, Mr. Ben Dor was Vice President of Business Development for Clal Industries Ltd. (a subsidiary of Clal Israel), which is one of the leading investment groups in Israel. He was actively involved in the acquisition of companies including Jaffora Ltd. and a portfolio of pharmaceutical companies including Pharmaceutical Resources Inc. and Finetech Ltd. He served as a director representing Clal Industries in all of the acquired companies as well as other companies of Clal Industries. Prior to his position at Clal Industries Ltd., Mr. Ben Dor served as Business Executive at the Eisenberg Group of companies.

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


     4(a)(h) Certificate of Designation, Rights Preferences and Privileges of Series C Preferred Stock of the Company (Incorporated by
               reference to the Company's Current Report on Form 8-K filed on February 4, 1998).

     4(a)(i) Form of Securities Purchase Agreement dated as of February 4, 1998 between the Company and the Investor (Incorporate by reference to the Company's Current Report on Form 8-K filed on February 4, 1998).

     4(a)(j) Form of Stock Purchase Warrant dated as of February 4, 1998 between the Company and the Investor and the Company and the Placement Agent (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 4, 1998).


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


                                 Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                             Title                                           Date
---------                             -----                                           ----
/s/ Robert Cook                       Chief Financial Officer (Principal              May 13, 1998
----------------------------
Robert Cook                           Financial and Accounting Officer),
                                      and Secretary
/s/ Dr. Gad Riesenfeld                President, Chief Operating Officer              May 13, 1998
----------------------------
Dr. Gad Riesenfeld
/s/ Marvin P. Loeb                    Director                                        May 13, 1998
------------------
Marvin P. Loeb
/s/ E. Andrews Grinstead III          Director                                        May 13, 1998
----------------------------
E. Andrews Grinstead III
/s/ Stephen C. Knight                 Director                                        May 13, 1998
----------------------------
Stephen C. Knight
/s/ David Schlachet                   Director                                        May 13, 1998
----------------------------
David Schlachet
/s/ Fredric D. Price                  Director                                        May 13, 1998
----------------------------
Fredric D. Price
/s/ Mony Ben Dor                      Director                                        May 13, 1998
----------------------------
Mony Ben Dor

Pharmos Corporation
Consolidated Financial Statements
Years Ended December 31, 1997 and 1996

                               Pharmos Corporation
                   Index to Consolidated Financial Statements


Report of Independent Accountants                                          F - 2

Consolidated balance sheets as of December 31, 1997 and 1996               F - 3

Consolidated statement of operations for the years ended
   December 31, 1997, 1996 and 1995                                        F - 4

Consolidated statement of changes in shareholders' (deficit) equity
    for the years ended December 31, 1997, 1996 and 1995                   F - 5

Consolidated statement of cash flows for the years ended
    December 31, 1997, 1996 and 1995                                       F - 6

Notes to consolidated financial statements                           F - 7 - F21

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

Shareholders' (deficit) equity:

   Preferred stock, $.03 par value, 1,250,000 shares authorized:
      Series A convertible, with a $1,000 liquidation preference,
        0 and 1,900 shares issued and outstanding in 1997
        and 1996, respectively                                                   --                57
      Series B convertible, with a $1,000 liquidation preference,
        2,755 and 0 shares outstanding in 1997 and 1996, respectively              83            --
   Common stock, $.03 par value; 50,000,000 shares authorized,
      34,391,638 and 30,727,525 shares issued and
        outstanding (excluding $551 in 1997 and 1996,
        held in Treasury) in 1997 and 1996, respectively                    1,031,197         921,274
   Paid in capital                                                         70,516,913      62,668,886
   Accumulated deficit                                                    (72,069,727)    (62,101,952)
                                                                         ------------    ------------
        Total shareholders' (deficit) equity                                 (521,534)      1,488,265
                                                                         ============    ============
Commitments and contingencies

        Total liabilities and shareholders' (deficit) equity             $  8,421,841    $  7,468,293
                                                                         ============    ============



   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation

Consolidated Statement of Operations
--------------------------------------------------------------------------------


                                                                          Year Ended December 31,
                                                                    1997             1996           1995

Revenues:

License fees, royalties, net                                   $       --      $       --      $     75,000

Expenses:

    Research and development, net                                 5,463,508       5,604,592       4,679,079
    Patents                                                         211,316         281,412         480,859
    General and administrative                                    2,034,092       2,123,392       2,557,718
    Marketing                                                       598,385            --              --
    Depreciation and amortization                                   255,718         345,595         536,010
                                                               ------------    ------------    ------------
          Total operating expenses                                8,563,019       8,354,991       8,253,666
                                                               ------------    ------------    ------------
Loss from operations                                             (8,563,019)     (8,354,991)     (8,178,666)

Other income (expenses):

    Interest income                                                 330,453         323,097         209,584
    Other income (expenses), net                                     16,365          (9,393)           --
    Interest expense                                                (17,346)        (35,923)       (127,003)
                                                               ------------    ------------    ------------
          Other income (expense), net                               329,472         277,781          82,581
                                                               ============    ============    ============
Loss before extraordinary item                                   (8,233,547)     (8,077,210)     (8,096,085)

Extraordinary gain from forgiveness of debt,
    net of $0 of income taxes (Note 3)                              416,248            --              --
                                                               ------------    ------------    ------------
Net loss                                                         (7,817,299)     (8,077,210)     (8,096,085)
                                                               ------------    ------------    ------------
Less:  Dividend embedded in convertible preferred
             stock (Note 9)                                      (1,952,767)           --              --
          Preferred stock dividends                                (240,375)           --              --
                                                               ------------    ------------    ------------
Net loss applicable to common shareholders                     $(10,010,441)   $ (8,077,210)   $ (8,096,085)
                                                               ============    ============    ============
Net loss per share applicable to common shareholders
    before extraordinary gain - basic                                  (.32)           (.28)           (.37)

Extraordinary gain per share                                            .01            --              --
                                                               ------------    ------------    ------------
Net loss per share applicable to common shareholders - basic   $       (.31)   $       (.28)   $       (.37)
                                                               ============    ============    ============
Weighted average shares outstanding - basic                      32,442,981      29,291,401      21,885,862
                                                               ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation

Consolidated Statement of Changes in Shareholders' (Deficit) Equity (Note 9)
--------------------------------------------------------------------------------

                                                                                       Series A Convertible  Series B Convertible
                                                                    Common Stock          Preferred Stock      Preferred Stock
                                                                 Shares         Amount   Shares     Amount    Shares      Amount
December 31, 1994                                             14,631,726   $  438,952      --      $   --        --      $  --
                                                                                                   --------   -------    -------
Issuance of common stock to purchase Oculon Corp.              6,000,000      180,000      --          --        --         --
Conversion of debentures to common stock                       2,442,309       73,269      --          --        --         --
Warrant exercise                                                  75,000        2,250      --          --        --         --
Issuance of common stock, net of offering costs
     of $900,000                                               6,000,000      180,000      --          --        --         --
Warrant grant to consultants                                        --           --        --          --        --         --
Share adjustment for reverse split                                     4         --        --          --        --         --
Net loss                                                            --           --        --          --        --         --
                                                              ----------   ----------  --------    --------   -------    -------

December 31, 1995                                             29,149,039      874,471      --          --        --         --

Warrant exercise                                                  99,286        2,978      --          --        --         --
Issuance of Series A preferred stock, net of offering costs
     of $18,000                                                     --           --       1,900          57      --         --
Private placement of common stock                              1,479,200       44,376      --          --        --         --
Warrant grant to consultants                                        --           --        --          --        --         --
Net loss                                                            --           --        --          --        --         --
                                                              ----------   ----------  --------    --------   -------    -------

December 31, 1996                                             30,727,525      921,825     1,900          57      --         --

Issuance of Series B preferred stock,
    net of offering costs of $260,000                               --           --        --          --       6,000        180
Warrant exercises                                                 37,500        1,125      --          --        --         --
Conversion of Series A preferred stock                         1,492,943       44,788    (1,900)        (57)     --         --
Preferred stock dividend paid with common stock                  133,455        4,004      --          --        --         --
Conversion of Series B preferred stock                         2,000,215       60,006      --          --      (3,245)       (97)
Dividend embedded in convertible preferred stock                    --           --        --          --        --         --
Net loss                                                            --           --        --          --        --         --
                                                              ----------   ----------  --------    --------   -------    -------

December 31, 1997                                             34,391,638   $1,031,748      --      $   --       2,755    $    83
                                                              ==========   ==========  ========    ========   =======    =======
                                                                                                                         Total
                                                                Additonal                   Treasury                  Shareholders'
                                                                 Paid-in      Accumulated    Stock                      (Deficit)
                                                                 Capital        Deficit      Shares        Amount        Equity
                                                              ------------  ------------  -----------   ------------   ------------
December 31, 1994                                             $ 46,669,890  $(45,928,657)      18,356   $    (551)     $  1,179,634
                                                                 2,892,426          --           --          --                --
Issuance of common stock to purchase Oculon Corp.                1,196,731          --           --          --           3,072,426
Conversion of debentures to common stock                            36,750          --           --          --           1,270,000
Warrant exercise                                                      --            --           --          --              39,000
Issuance of common stock, net of offering costs
     of $900,000                                                 7,920,000          --           --          --           8,100,000
Warrant grant to consultants                                        48,000          --           --          --              48,000
Share adjustment for reverse split                                    --            --           --          --                --
Net loss                                                              --      (8,096,085)        --          --          (8,096,085)
                                                              ------------  ------------  -----------   ---------      ------------
December 31, 1995                                               58,763,797   (54,024,742)      18,356        (551)        5,612,975

Warrant exercise                                                    55,522          --           --          --              58,500
Issuance of Series A preferred stock, net of offering costs
     of $18,000                                                  1,881,943          --           --          --           1,882,000
Private placement of common stock                                1,955,624          --           --          --           2,000,000
Warrant grant to consultants                                        12,000          --           --          --              12,000
Net loss                                                              --      (8,077,210)        --          --          (8,077,210)
                                                              ------------  ------------  -----------   ---------      ------------
December 31, 1996                                               62,668,886   (62,101,952)      18,356        (551)        1,488,265

Issuance of Series B preferred stock,
    net of offering costs of $260,000                            5,739,820          --           --          --           5,740,000
Warrant exercises                                                   66,375          --           --          --              67,500
Conversion of Series A preferred stock                             (44,731)         --           --          --                --
Preferred stock dividend paid with common stock                    193,705      (197,709)        --          --                --
Conversion of Series B preferred stock                             (59,909)         --           --          --                --
Dividend embedded in convertible preferred stock                 1,952,767    (1,952,767)        --          --                --
Net loss                                                              --      (7,817,299)        --          --          (7,817,299)
                                                              ------------  ------------  -----------   ---------      ------------
December 31, 1997                                             $ 70,516,913  $(72,069,727)      18,356   $    (551)     $   (521,534)
                                                              ============  ============  ===========   =========      ============


   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------


                                                                                           Year Ended December 31,
                                                                                     1997            1996            1995
                                                                                 ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                                                     $ (7,817,299)   $ (8,077,210)   $ (8,096,085)
    Adjustments to reconcile net loss to net
       cash flow used in operating activities:
          Depreciation and amortization                                               255,718         345,595         536,010
          Loss on disposal of fixed assets                                             41,560            --              --
          Warrant grant to consultants                                                   --            12,000          48,000
          Extraordinary gain from forgiveness of debt                                (416,248)
    Changes in operating assets and liabilities, net of effects of acquisition in 1995:
          Inventories                                                              (1,804,627)           --              --
          Grants receivable                                                           121,364        (254,758)        158,389
          Prepaid expenses and other current assets                                    76,064         239,000         202,240
          Advanced royalties                                                         (143,333)       (573,334)           --
          Other assets                                                                114,958            --              --
          Accounts payable                                                          2,145,801         108,059      (1,180,748)
          Accrued expenses                                                            312,248         (18,413)         89,219
          Accrued wages and other compensation                                         43,304         152,645            --
          Other liabilities                                                            48,881        (184,360)           --
                                                                                 ------------    ------------    ------------
          Net cash used in operating activities                                    (7,021,609)     (8,250,776)     (8,242,975)
                                                                                 ------------    ------------    ------------
Cash flows from investing activities:
    Purchases of fixed assets, net                                                   (324,769)        (73,028)        (56,647)
                                                                                 ------------    ------------    ------------
          Net cash used in investing activities                                      (324,769)        (73,028)        (56,647)
                                                                                 ------------    ------------    ------------
Cash flows from financing activities:
          Advances against future sales                                             1,000,000       2,122,859       1,877,141
    Proceeds from issuance of common stock
       and exercise of warrants, net                                                   67,500       2,058,500       8,139,000
    Proceeds from issuance of preferred stock, net                                  5,740,000       1,882,000            --
    Proceeds from issuance of convertible debentures                                     --              --         1,270,000
    Proceeds from acquisition of Oculon, net                                             --              --         3,072,426
    Payments of loans payable                                                        (170,639)        (49,440)       (480,219)
                                                                                 ------------    ------------    ------------
          Net cash provided by financing activities                                 6,636,861       6,013,919      13,878,348
                                                                                 ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                               (1,542,013)     (2,309,885)      5,578,726

Cash and cash equivalents at beginning of year                                      5,132,906       7,442,791       1,864,065
                                                                                 ------------    ------------    ------------
Cash and cash equivalents at end of year                                         $  4,423,389    $  5,132,906    $  7,442,791
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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

       Net loss per common share

       The Company adopted Statement of Financial Accounting Standards No.128, "Earnings per Share" ("SFAS 128") effective December 1997.


       Basic net loss per common share is computed by dividing net loss applicable to common shareholders for the period, reduced by any preferred stock dividends (embedded, declared or in arrears), by the sum of the weighted average number of shares of common stock issued and outstanding. Diluted earnings per share is computed by dividing net loss for the period by the sum of the weighted average number of shares of common stock issued and outstanding, increased to include the number of common shares that would have been issued if all outstanding preferred stock, stock options, and stock warrants were converted. Diluted common shares are based on the most advantageous convertible rate or exercise price available to the security holder.


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

       Inventories

       Inventories consist of loteprednol etabonate, the compound used in the Company's products, Lotemax and Altrex and is stated at the lower of cost or market with cost determined on a weighted average basis.

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

       Equity Based Compensation

       The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123 Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made in 1996 and future years as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions.


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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.     Fixed Assets

       Fixed assets consist of the following:

                                                             December 31,
                                                         1997           1996

       Laboratory, pilot plant and other equipment     $ 1,339,688  $ 1,810,310
       Leasehold improvements                              240,462      402,936
       Office furniture and fixtures                       107,251      235,663
       Computer equipment                                   78,795      133,973
       Vehicles                                             53,307       52,873
                                                       -----------  -----------

                                                        1,819,503    2,635,755

       Less - Accumulated depreciation and amortization (1,116,075)  (2,006,342)
                                                       -----------  -----------

                                                       $   703,428  $   629,413
                                                       ===========  ===========


       Depreciation and amortization of fixed assets was $209,194, $299,071 and $489,486 in 1997, 1996 and 1995, respectively.

6.     Grants for Research and Development


       The Company has entered into agreements with U.S. federal agencies and the State of Israel which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $418,245, $245,302 and $331,546 during 1997, 1996 and 1995, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 2% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds.

       As of December 31, 1997, the total amounts received under such grants amounted to $2,952,972, of which $2,752,972 pertain to grants that contain royalty provisions. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants will be limited to $3,215,862 based on grants received through December 31, 1997. As of December 31, 1997, the products for which grants have been received, are still under development.


       In April 1997, the Company also signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits, operated by the Office of the Chief Scientist. Under such agreements the Company is entitled to a non-refundable grant amounting

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. The Company received grants totaling $200,000 in 1997 pursuant to this agreement.

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

8.     Common and Preferred Stock Transactions

       1997 transactions


       On February 12, 1997, the Company issued warrants to purchase an aggregate of 955,000 shares of common stock at an exercise price of $1.59 per share, the fair market value of the common stock on the date of grant, to 14 employees of the Company. Prior to December 31, 1997, 65,000 of these warrants were canceled in connection with the termination of 2 employees. Such warrants become exercisable in increments of 25% each on February 12, 1998, February 12, 1999, February 12, 2000 and February 12, 2001. All of such warrants expire on February 12, 2007. Also, on February 12, 1997, the

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       Company issued warrants to purchase an aggregate of 115,000 shares of common stock at an exercise price of $1.59 per share to the Company's five outside directors and one outside consultant. These warrants become exercisable on the same basis as the warrants issued to employees, but expire on February 12, 2003. Upon termination of employment or termination as a director, all warrants held by such employee or director will expire, except that any warrant that was exercisable on the date of termination may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of death or permanent disability of such employee or director).


       In March 1997, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $1.66 per share, the fair market value of the common stock on the date of grant, to an employee of the Company. Such warrants become exercisable in increments of 25% each on March 1, 1998, March 1, 1999, March 1, 2000 and March 1, 2001. All of such warrants expire on March 1, 2007. Upon termination of employment, all warrants held by such employee will expire, except that any warrant that was exercisable on the date of termination may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of death or permanent disability of such employee).

       On March 31, 1997, the Company completed a private placement with institutional investors of Series B Convertible Preferred Stock and warrants to purchase common stock, generating gross proceeds of $6 million. The Series B preferred stock carries a 5% dividend rate payable in cash or common stock, at the option of the Company, and is convertible into common shares over a period ranging from 90 to 270 days subsequent to March 31, 1997. The conversion price will be based on the share price at the time of conversion less discounts ranging from 17% to 20%. Until converted into common stock, the preferred stock has no voting rights. The 159,000 warrants issued to the investors are exercisable at a price of $1.75 per share, commencing March 31, 1998, for a three year period. The Company also issued warrants to purchase an aggregate of 239,473 shares of common stock at an exercise price of $1.38 per share to certain parties who assisted in the completion of the private placement. The warrants are exercisable from March 31, 1998 and will expire in 2007.


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

       As of December 31, 1997, cumulative dividends in arrears on the Company's outstanding Series B Convertible Preferred Stock were $42,666.

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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


       On September 30, 1996, the Company completed a private placement of Series A convertible preferred stock and warrants to purchase common stock, with institutional investors generating gross proceeds of $1.9 million. The Series A preferred stock carried a 5% dividend rate payable in cash or common stock, at the option of the Company, and was convertible into common shares over a period ranging from 80 days to 360 days subsequent to September 30, 1996. The conversion price was based on the share price at the time of conversion less discounts ranging from 17% to 20%. Until converted into common stock, the preferred stock had no voting rights. The 50,000 warrants issued to the investors are exercisable at a price of $1.75 per share, commencing one year after the closing for a three year period. The investors were granted limited rights to approve certain financing by the Company for 180 days from closing.


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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


       In February 1995, the Company completed the sale of $1,270,000 principal amount convertible debentures in a private placement transaction to several accredited investors, including a large institutional shareholder. A member of the Company's Board of Directors purchased $70,000 of such debentures. During 1995, all of the debentures were converted into 2,442,309 shares of the Company's common stock at an exchange price of $.52 per share. Imputed interest associated with the below market conversion price was not recorded as it did not have a material impact on the results of operations in 1995. In connection with this transaction the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $.52 per share. During 1995, warrants to purchase 75,000 shares were exercised and the remaining 75,000 warrants were exercised in January 1996.


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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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


                                                              Shares
                                                             Issuable
Issuance Date                                 Expiration       Upon     Exercise
                                                 Date        Exercise    Price
November 1991
                                              March 1998      269,490  $   2.01
                                              March 1998      303,338      2.50
August 1993                                   March 1998      361,844      1.52
September 1994                               August 1998      454,121      2.67
October 1994                                September 1999     65,044      2.26
April 1995                                   October 1999     200,000       .84
                                              April 2005      500,000      2.75
                                              April 2005       10,000       .78
                                              April 2000       15,000       .75
                                              April 2000       25,000      1.00
September 1995                                April 2000       25,000      1.50
October 1995                                September 2000    862,500      1.80
March 1996                                   October 2001      10,000      1.88
September 1996                                March 2002       15,000      2.31
                                            September 2000     50,000      1.75
November 1996                               September 2007     65,000      1.34
February 1997                               November 2006      10,000      1.39
                                            February 2003     115,000      1.59
March 1997                                  February 2007     890,000      1.59
                                              March 2001      159,000      1.75
                                              March 2007       75,000      1.66
April 1997                                    March 2007      239,473      1.38
                                              April 2003       15,000      1.22
                                            --------------  ---------  --------
  Total shares and average exercise price                   4,734,810   $  1.90
                                                            ---------  --------

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.    Stock Option Plans

       The Company's shareholders have approved incentive stock option plans for officers and employees. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, and generally expire ten years from the date of grant. The following table summarizes activity in approved incentive stock options approved by the Company's Board of Directors:

                                                        Under    Exercise
                                                        Option     Price

          Options outstanding at 12/31/95               544,186    $2.20
          Granted                                         4,000     2.28
          Expired                                       (34,933)    2.18
                                                       --------    -----

          Options Outstanding at 12/31/96               513,253     2.13
          Expired                                       (86,834)    1.74
                                                       --------    -----

          Options outstanding at 12/31/97               426,419    $2.21
                                                       --------    -----

          Options exercisable at 12/31/97               306,935    $2.26
                                                       --------    -----

       The Company's Board of Directors approved nonqualified stock options for key employees, directors and certain non-employee consultants. The following table summarizes activity in Board-approved nonqualified stock options:

                                                        Under    Exercise
                                                        Option     Price

          Options outstanding at 12/31/95              442,182    $ 3.10
          Expired                                      (10,000)     1.94
                                                       -------    ------
          Options Outstanding at 12/31/96              432,182      3.12
          Expired                                      (25,000)    10.50
                                                       -------    ------
          Options outstanding at 12/31/97              407,182    $ 2.67
                                                       -------    ------
          Options exercisable at 12/31/97              357,566    $ 2.65
                                                       -------    ------


       The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. As all options and warrants granted to employees were granted with exercise prices equal to the fair value of the common stock on the

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



       respective grant dates, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans and warrant grants been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased by approximately $305,000, or $.01. per share in 1997 and $203,000, or $.01 per share in 1996 and $320,000 or $.01 per share in 1995 before deducting the value of stock options that were canceled in 1995. The fair value of options and warrants granted to employees, officers, and directors from 1995 through 1997 are estimated at $.51 to $1.17 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 50%, risk-free interest rate of 6.5%, assumed forfeiture rate of 3%, and an expected life of 3 to 5 years.


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

       The Company's gross deferred tax assets of $25,087,000 and $22,870,000 at December 31, 1997 and 1996, respectively, represented primarily the tax effect of both the net operating loss carryforwards and deferred research and development costs, and research and development tax credit carryforwards. As a result of previous business combinations and changes in stock ownership, substantially all of these net operating losses and tax credit carryforwards are subject to significant restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets.

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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

       At December 31, 1997, the future minimum lease commitments and sublease rental receivables with respect to non-cancelable operating leases with initial terms in excess of one year are as follows:

                                             Lease            Sublease
                                           Commitments        Rentals

                              1998          $279,347          $145,834
                              1999           145,834           145,834
                              2000            36,458            36,458
                                            --------          --------
                                            $461,639          $328,126
                                            --------          --------

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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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


       On February 4, 1998, the Company completed a private placement with institutional investors of Series C Convertible Preferred Stock and warrants to purchase 650,000 shares of common stock, generating gross proceeds of $5 million. The preferred stock carries a 5% dividend payable in common stock and is convertible into common shares of the Company, 60 days subsequent to the date of issuance. For the period ending 180 days after the date of issuance, the conversion price is 90% of the average of the low trade prices of the Common Stock for the five consecutive trading days ending on the day immediately prior to the conversion date (the "Variable Conversion Price"). Following such period, the conversion price is the lower of the Variable Conversion Price or 120% of the average of the closing bid prices of the Common Stock for the trading days beginning on the date which is 151 days, and ending on the date which is 180 days, following the date of issuance. Until converted into common stock, the preferred stock has no voting rights. The warrants issued to the investors are exercisable at prices ranging from $2.28 to $2.67 per share, commencing one year after the closing for a three year period.


       On March 10, 1998, the Company received approval, from the FDA, of its NDA's for Lotemax and Alrex.