Form 10-Q
period 1998-03-31
PHARMOS CORP
filed 1998-05-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1998

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

       Registrant's telephone number, including area code: (732) 603-3526



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.



As of May 7, 1998, the Registrant had outstanding 36,663,797 shares of its $.03 par value Common Stock.

Pharmos Corporation
   (Unaudited)
Consolidated Balance Sheets
================================================================================

                                                                    March 31,      December 31,
                                                                      1998            1997
Assets
   Cash and cash equivalents                                      $  5,579,262    $  4,423,389
   Inventory                                                         1,804,627       1,804,627
   Grants and other receivables                                        198,957         237,655
   Prepaid royalties                                                   143,333         143,333
   Prepaid expenses and other current assets                           255,239         171,299
                                                                  ------------    ------------
        Total current assets                                         7,981,417       6,780,303

   Fixed assets, net                                                   734,610         703,428
   Prepaid royalties, net of current portion                           573,334         573,334
   Intangible assets, net                                              287,385         291,262
   Other assets                                                         74,379          73,514
                                                                  ------------    ------------

        Total assets                                              $  9,651,125    $  8,421,841
                                                                  ============    ============


Liabilities and Shareholders' Equity
   Long term debt, current portion                                      42,077          55,253
   Accounts payable                                                    409,803       2,576,968
   Accrued expenses                                                    861,436         809,869
   Accrued wages and other compensation                                441,685         401,285
   Advances against future sales                                     1,000,000       1,000,000
                                                                  ------------    ------------
        Total current liabilities                                    2,755,002       4,843,375

   Advances against future sales, net of current portion             4,000,000       4,000,000
   Other liabilities                                                   100,000         100,000
                                                                  ------------    ------------
        Total liabilities                                            6,855,002       8,943,375
                                                                  ------------    ------------

   Shareholders' equity
   Preferred stock, $.03 par value, 1,250,000 shares authorized
    Series B convertible, with a $1,000 liquidation preference,
        0 and 2,755 shares outstanding, respectively                      --                83
    Series C convertible, with a $1,000 liquidation preference,
        5,000 and 0 shares outstanding, respectively                       150            --
   Common stock, $.03 par value; 60,000,000 shares authorized,
       36,265,119 and 34,391,638 shares issued and outstanding
       (excluding $551 in 1998 and 1997, held in Treasury)
       in 1998 and 1997, respectively                                1,087,402       1,031,197
     Paid in capital in excess of par                               75,410,994      70,516,913
     Accumulated deficit                                           (73,702,422)    (72,069,727)
                                                                  ------------    ------------
        Total shareholders' (deficit) equity                         2,796,124        (521,534)
                                                                  ------------    ------------

        Total liabilities and shareholders' equity                $  9,651,125    $  8,421,841
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
   (Unaudited)
Consolidated Statements of Operations
================================================================================


                                                              Three Months Ended
                                                           March 31,       March 31,
                                                             1998            1997
                                                         ------------    ------------
Expenses
   Research and development, net                         $  1,055,537    $  1,325,815
   Marketing expenses                                            --           569,981
   Patents                                                     49,631          32,388
   General and administrative                                 532,873         494,318
   Depreciation and amortization                               50,339          70,570
                                                         ------------    ------------

      Total operating expenses                              1,688,379       2,493,072
                                                         ------------    ------------

Loss from operations                                       (1,688,379)     (2,493,072)

Other income (expenses):
   Interest income                                            106,074          61,455
   Other income (expenses), net                                 7,203          (4,399)
   Interest expense                                            (2,821)           --
                                                         ------------    ------------
   Other income (expense), net                                110,456          57,056
                                                         ------------    ------------


Net loss                                                 ($ 1,577,923)   ($ 2,436,016)

Less: Dividend embedded in convertible preferred stock   ($   590,248)   ($   156,110)
        Preferred stock dividends                        ($   106,399)   ($    18,250)
                                                         ============    ============

Net loss applicable to common shareholders               ($ 2,274,570)   ($ 2,610,376)
                                                         ============    ============

Net loss per share applicable
    to common stockholders - basic and diluted           ($      0.06)   ($      0.08)
                                                         ============    ============


Weighted average shares outstanding-basic and diluted      35,549,037      31,016,871
                                                         ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
================================================================================

                                                            Three Months Ended
                                                         March 31,       March 31,
                                                           1998            1997
                                                       ------------    ------------
Cash flows from operating activities
  Net loss                                             ($ 1,577,923)   ($ 2,436,016)
                                                       ------------    ------------
  Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                         50,339          70,570
  Changes in operating assets and liabilities
       Grants receivable                                     38,698            --
       Prepaid expenses and other current assets            (83,940)        154,941
       Advanced royalties                                      --          (143,333)
       Other assets                                            (865)           --
       Accounts payable                                  (2,167,165)        522,417
       Accrued expenses                                      51,567         444,398
       Accrued wages                                         40,400            --
                                                       ------------    ------------

       Total adjustments                                 (2,070,964)      1,048,993
                                                       ------------    ------------

  Net cash flows used in operating activities            (3,648,888)     (1,387,023)
                                                       ------------    ------------

Cash flows from investing activities
     Purchases of fixed assets, net                         (77,644)        (35,901)
                                                       ------------    ------------

  Net cash flows used in investing activities               (77,644)        (35,901)
                                                       ------------    ------------

Cash flows from financing activities
     Proceeds from issuances of common stock
         and exercise of warrants, net                      237,088          67,500
     Proceeds from issuances of preferred stock, net      4,658,494       5,740,000
     Advances against future sales, net                        --         1,000,000
     Increase (decrease) in loans payable                   (13,176)        (14,166)
                                                       ------------    ------------

  Net cash flows provided by financing activities         4,882,405       6,793,334
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents      1,155,873       5,370,411

Cash and cash equivalents at beginning of year            4,423,389       5,132,906
                                                       ------------    ------------

Cash and cash equivalents at end of period             $  5,579,262    $ 10,503,316
                                                       ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998,

1.    The Company

Pharmos Corporation (the "Company") is a bio-pharmaceutical company incorporated under the laws of the state of Nevada and is engaged in the design and development of novel pharmaceutical products in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents for treatment of central nervous system ("CNS") disorders, systemic drugs designed to avoid CNS related side effects, and emulsion-based products for topical and systemic applications. The Company uses a variety of patented and proprietary technologies to improve the efficacy and/or safety of drugs. The Company's compounds are in various stages of development, from preclinical to advanced clinical trials. On March 9, 1998, the Company received approval for two separate New Drug Applications ("NDA") from the U.S. Food and Drug Administration ("FDA"). These approvals were for Lotemax(TM) and Alrex(TM). Lotemax has been approved for the treatment of several ocular inflammatory indications, including uveitis and for post-operative inflammation. Alrex has been approved for the treatment of seasonal allergic conjunctivitis. In conjunction with its development efforts, the Company has also undertaken research and development contracts in the past and has sold fine chemicals to the pharmaceutical research community. The Company's administrative offices are located in Iselin, New Jersey and conducts operations through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.    Liquidity and Business Risks

The Company currently has had no sources of recurring revenues and has incurred operating losses since its inception. At March 31, 1998, the Company has an accumulated deficit of $73,702,422 (unaudited). Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company had funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $5.6 million as of March 31, 1998, combined with anticipated cash inflows, including revenues expected to be derived from sales of Lotemax and Alrex will be sufficient to support operations through first quarter of 1999. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of Lotemax and Alrex, competition, and the ability to obtain additional financing. The Company is continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations and the establishment of research and development partnerships to obtain the additional financing necessary to complete the development of its product candidates and bring them to commercial markets. There can be no assurance that Lotemax or Alrex will achieve market acceptance or that the Company will be successful in obtaining additional financing or commercializing its product candidate.

3.    Significant Accounting Policies

Inventories

Inventories consist of loteprednol etabonate, the compound used in the Company's products, Lotemax and Alrex, and is stated at the lower of cost or market with cost determined on a weighted average basis.

In accordance with its obligations under the Marketing Agreements to supply Bausch & Lomb with certain specified quantities of loteprednol etabonate ("LE"), the active drug substance, the Company purchased quantities of LE and smaller quantities of a key reagent required for the manufacture of LE in the amount of $2,403,012. Certain quantities of LE, totaling $598,385 ($569,981 as of March 31, 1997) were purchased during 1997 for use in testing, manufacturing and various marketing activities, and were charged to results of operations in 1997. Purchases of $1,804,627 of LE which were made subsequent to the company being advised by the FDA that LE was an approvable drug have been recorded as inventory at March 31, 1998.

Reclassifications

Certain amounts for 1997 have been reclassified to conform to the fiscal 1998 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

Recent Accounting Standards

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130")

On June 30, 1997, the FASB issued SFAS No. 130. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 did not have a material impact on the Company.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise" ("SFAS 131")

In June of 1997, the FASB issued SFAS No. 131. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods to shareholders. It also requires that enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption did not have a significant impact on the Company.

4.    Collaborative Agreements

In June 1995, the Company entered into a marketing agreement (the "Marketing Agreement") wit Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to market Lotemax, on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covers the Company's two other Loteprednol etabonate-based products, which are referred to as Alrex and LE-T. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (loteprednol etabonate) from the Company. Through March 31, 1998, Bausch & Lomb has provided the Company with $5 million in cash advances against future sales. An additional $1million is due upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb will be entitled to credits against future purchases or sales of the active drug substance based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advance expected to be recouped by Bausch and Lomb in 1998, based on management's estimate of product sales to Bausch & Lomb in 1998, has been presented as a current liability in the accompanying balance sheet at March 31, 1998 and December 31, 1997.

Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.

5.    Common and Preferred Stock Transactions

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

On February 4, 1998, the Company completed a private placement with institutional investors of Series C Convertible Preferred Stock and warrants to purchase 650,000 shares of common stock, generating gross proceeds of $5 million. The preferred stock carries a 5% premium payable in common stock, and is convertible in to common shares of the Company 60 days subsequent to the date of issuance. For the period ending 180 days after the date of issuance, the conversion price is 90% of the average of the low trade prices of the Common Stock for the five consecutive trading days ending on the day immediately prior to the conversion date (the "Variable Conversion Price"). Following such period, the conversion price is the lower of the Variable Conversion Price or 120% of the average of the closing bid prices of the Common Stock for the trading days beginning on the date which is 151 days, and ending on the date which is 180 days, following the date of issuance. Until converted into common stock, the preferred stock has no voting rights. The warrants issued to the investors are exercisable at prices ranging from $2.28 to $2.67 per share, commencing one year after the closing for a three- year period.

During the first quarter of 1998, the Company issued 1,704,978 shares of its common stock upon conversion of 2,755 shares of the Company's Series B Convertible Preferred Stock. The shares were issued with conversion prices ranging from $1.41 per share to $1.78 per share. The Company also issued 34,904 shares of common stock in payment of dividends of the Series B Convertible Preferred stock. As of the date of such issuances, these dividends are valued at $68,624.

During the first quarter of 1998, the Company issued 133,599 shares of its common stock upon the exercise of warrants, and received consideration of $237,088.

As of March 31, 1998, cumulative dividends in arrears on the Company's outstanding Series C convertible preferred stock are $37,775. The dividends are payable in common stock of the Company. Additionally, the Company has recorded a Preferred Stock Dividend in the amount of $68,624 ($18,250 as of March 31, 1997), representing the value of the common shares issued during the first quarter of 1998 upon conversion of the remaining outstanding balance of 5% Series B Convertible Preferred Stock.

In connection with the issuances of the Series A, B and C convertible preferred stock, the Company was required to recognize in the EPS calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the date that conversion can occur. During the quarter ended March 31, 1998, the Company recorded a preferred stock dividend of $590,248 ($156,110 as of March 31, 1997) on the outstanding shares of convertible preferred stock in connection with the conversion discount.



Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended March 31, 1998 and 1997

Total operating expenses decreased $804,693 or 32%, from $2,493,072 in 1997 to $1,688,379 in 1998. The decrease is primarily due to bulk material purchases of loteprednol etabonate ("LE"), the active drug substance of Lotemax and Alrex, made in the 1997 quarter. Reduced research and development expenses in 1998 also contributed to lower total operating expenses.

Net research and development expenses decreased by $270,278, or 20%, from $1,325,815 in 1997 to $1,055,537 in 1998. The decrease in R&D expense is primarily due to the closure of the company's R&D facilities in Florida in the fourth quarter of 1997, partially offset by increased spending on Phase II human clinical studies of the Company's dexanabinol (HU-211) product.

Marketing expenses decreased by $569,981, or 100%, from $569,981 in 1997 to $0 in 1998. In accordance with its obligations under the Marketing Agreements to supply Bausch & Lomb with certain specified quantities of the active drug-substance, the Company purchased bulk quantities of LE in the amount of $569,981 during the first quarter of 1997. These purchases were expensed in 1997 since the material is to be used in testing, manufacturing and various marketing programs.

Patent expenses increased by $17,243, or 53%, from $32,388 in 1997 to $49,631 in 1998. This increase is due in part to the timing of completion of certain patent applications.

General and administrative expenses increased by $38,555 or 8 %, from $494,318 in 1997 to $532,873 in 1998. The increase is primarily due to costs associated with the commencement of marketing of Lotemax and Alrex. In March 1998, the Company, together with Bausch & Lomb Pharmaceuticals, Inc., announced the receipt of approval from the Food and Drug Administration (FDA) to manufacture and market Lotemax and Alrex.

Depreciation and amortization expenses decreased by $20,231, or 29%, from $70,570 in 1997 to $50,339 in 1998, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

Other income, net, increased by $53,400, or 94%, from $57,056 in 1997 to $110,456 in 1998. Interest income increased as a result of higher average cash balances and net foreign exchange transaction gains.

Liquidity and Capital Resources

The Company currently has no sources of recurring revenues, has incurred operating losses since its inception and has financed its operations with public and private offerings of securities, advances and other funding pursuant to marketing and co-development agreements with Bausch and Lomb, research contracts, license fees, royalties and sales, and interest income.

The Company has working capital of $5.2 million, including cash and cash equivalents of $5.6 million, as of March 31, 1998. On February 4, 1998 the Company completed a $5 million private placement of convertible preferred stock and warrants. Management believes that existing cash and cash equivalents combined with additional cash inflows from investment income and R&D grants and proceeds from sales of the drug substance for Lotemax and Alrex to Bausch & Lomb will be sufficient to support operations through the first quarter of 1999. The Company will continue to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing required to continue the development of its products and bring them to commercial markets. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of Lotemax and Alrex, competition, and the ability to obtain financing. There can be no assurance that Lotemax or Alrex will achieve market acceptance or that the Company will be successful in obtaining additional financing or commercializing product candidates.

Pursuant to the U.S. Marketing agreement with Bausch & Lomb the Company has received cumulative advances from Bausch & Lomb as of March 31, 1998 of $5 million. Bausch & Lomb will be entitled to recoup the advances by way of credits from future sales of Lotemax, Alrex and line extension products. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance.

                                     Part II

                                Other Information

Item 1       Legal Proceedings                                             NONE

Item 2       Changes in Securities                                         NONE

Item 3       Defaults upon Senior Securities                               NONE

Item 4       Submission of Matters to Vote of Security Holders             NONE

Item 5       Other Information                                             NONE

Item 6       Exhibits and Reports on Form 8-K

Reports on Form 8-K

The Company's Current Report on Form 8-K, dated February 4, 1998, filed pursuant to Section 13 of the Exchange Act.

The Company's Current Report on Form 8-K, dated March 10, 1998, filed pursuant to Section 13 of the Exchange Act.

Exhibits

None

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHARMOS CORPORATION





Dated: May 12, 1998                  by:   /s/ Robert W. Cook
                                           ------------------
                                           Robert W. Cook
                                           Vice President  -  Finance and Chief
                                           Financial Officer