Form 10-K/A
period 1997-12-31
PHARMOS CORP
filed 1998-07-13
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                AMENDMENT NO. 3
                                    FORM 10-K




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


/s/ Price Waterhouse LLP
    Melville, New York

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

Pharmos Corporation

Consolidated Statement of Operations
--------------------------------------------------------------------------------


                                                                          Year Ended December 31,
                                                                    1997             1996           1995

Revenues:

License fees, royalties, net                                   $       --      $       --      $     75,000

Expenses:

    Research and development, net                                 5,463,508       5,604,592       4,679,079
    Patents                                                         211,316         281,412         480,859
    General and administrative                                    2,034,092       2,123,392       2,557,718
    Marketing                                                       598,385            --              --
    Depreciation and amortization                                   255,718         345,595         536,010
                                                               ------------    ------------    ------------
          Total operating expenses                                8,563,019       8,354,991       8,253,666
                                                               ------------    ------------    ------------
Loss from operations                                             (8,563,019)     (8,354,991)     (8,178,666)

Other income (expenses):

    Interest income                                                 330,453         323,097         209,584
    Other income (expenses), net                                     16,365          (9,393)           --
    Interest expense                                                (17,346)        (35,923)       (127,003)
                                                               ------------    ------------    ------------
          Other income (expenses), net                              329,472         277,781          82,581
                                                               ============    ============    ============
Loss before extraordinary item                                   (8,233,547)     (8,077,210)     (8,096,085)

Extraordinary gain from forgiveness of debt,
    net of $0 of income taxes (Note 3)                              416,248            --              --
                                                               ------------    ------------    ------------
Net loss                                                         (7,817,299)     (8,077,210)     (8,096,085)
                                                               ------------    ------------    ------------
Less:  Dividend embedded in convertible preferred
             stock (Note 9)                                      (1,952,767)           --              --
          Preferred stock dividends                                (240,375)           --              --
                                                               ------------    ------------    ------------
Net loss applicable to common shareholders                     $(10,010,441)   $ (8,077,210)   $ (8,096,085)
                                                               ============    ============    ============
Loss per share applicable to common shareholders
    before extraordinary gain - basic                                  (.32)           (.28)           (.37)

Extraordinary gain per share                                            .01            --              --
                                                               ------------    ------------    ------------
Net loss per share applicable to common shareholders - basic   $       (.31)   $       (.28)   $       (.37)
                                                               ============    ============    ============
Weighted average shares outstanding - basic                      32,442,981      29,291,401      21,885,862
                                                               ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation

Consolidated Statement of Changes in Shareholders' (Deficit) Equity (Note 9)
--------------------------------------------------------------------------------

                                                                                       Series A Convertible  Series B Convertible
                                                                    Common Stock          Preferred Stock      Preferred Stock
                                                                 Shares         Amount   Shares     Amount    Shares      Amount
December 31, 1994                                             14,631,726   $  438,952      --      $   --        --      $  --
                                                                                                   --------   -------    -------
Issuance of common stock to purchase Oculon Corp.              6,000,000      180,000      --          --        --         --
Conversion of debentures to common stock                       2,442,309       73,269      --          --        --         --
Warrant exercise                                                  75,000        2,250      --          --        --         --
Issuance of common stock, net of offering costs
     of $900,000                                               6,000,000      180,000      --          --        --         --
Warrant grant to consultants                                        --           --        --          --        --         --
Share adjustment for reverse split                                     4         --        --          --        --         --
Net loss                                                            --           --        --          --        --         --
                                                              ----------   ----------  --------    --------   -------    -------

December 31, 1995                                             29,149,039      874,471      --          --        --         --

Warrant exercise                                                  99,286        2,978      --          --        --         --
Issuance of Series A preferred stock, net of offering costs
     of $18,000                                                     --           --       1,900          57      --         --
Private placement of common stock                              1,479,200       44,376      --          --        --         --
Warrant grant to consultants                                        --           --        --          --        --         --
Net loss                                                            --           --        --          --        --         --
                                                              ----------   ----------  --------    --------   -------    -------

December 31, 1996                                             30,727,525      921,825     1,900          57      --         --

Issuance of Series B preferred stock,
    net of offering costs of $260,000                               --           --        --          --       6,000        180
Warrant exercises                                                 37,500        1,125      --          --        --         --
Conversion of Series A preferred stock                         1,492,943       44,788    (1,900)        (57)     --         --
Preferred stock dividend paid with common stock                  133,455        4,004      --          --        --         --
Conversion of Series B preferred stock                         2,000,215       60,006      --          --      (3,245)       (97)
Dividend embedded in convertible preferred stock                    --           --        --          --        --         --
Net loss                                                            --           --        --          --        --         --
                                                              ----------   ----------  --------    --------   -------    -------

December 31, 1997                                             34,391,638   $1,031,748      --      $   --       2,755    $    83
                                                              ==========   ==========  ========    ========   =======    =======
                                                                                                                         Total
                                                                                            Treasury                  Shareholders'
                                                                 Paid-in      Accumulated    Stock                      (Deficit)
                                                                 Capital        Deficit      Shares        Amount        Equity
                                                              ------------  ------------  -----------   ------------   ------------
December 31, 1994                                             $ 46,669,890  $(45,928,657)      18,356   $    (551)     $  1,179,634

Issuance of common stock to purchase Oculon Corp.                2,892,426          --           --          --           3,072,426
Conversion of debentures to common stock                         1,196,731          --           --          --           1,270,000
Warrant exercise                                                    36,750          --           --          --              39,000
Issuance of common stock, net of offering costs
     of $900,000                                                 7,920,000          --           --          --           8,100,000
Warrant grant to consultants                                        48,000          --           --          --              48,000
Share adjustment for reverse split                                    --            --           --          --                --
Net loss                                                              --      (8,096,085)        --          --          (8,096,085)
                                                              ------------  ------------  -----------   ---------      ------------
December 31, 1995                                               58,763,797   (54,024,742)      18,356        (551)        5,612,975

Warrant exercise                                                    55,522          --           --          --              58,500
Issuance of Series A preferred stock, net of offering costs
     of $18,000                                                  1,881,943          --           --          --           1,882,000
Private placement of common stock                                1,955,624          --           --          --           2,000,000
Warrant grant to consultants                                        12,000          --           --          --              12,000
Net loss                                                              --      (8,077,210)        --          --          (8,077,210)
                                                              ------------  ------------  -----------   ---------      ------------
December 31, 1996                                               62,668,886   (62,101,952)      18,356        (551)        1,488,265

Issuance of Series B preferred stock,
    net of offering costs of $260,000                            5,739,820          --           --          --           5,740,000
Warrant exercises                                                   66,375          --           --          --              67,500
Conversion of Series A preferred stock                             (44,731)         --           --          --                --
Preferred stock dividend paid with common stock                    193,705      (197,709)        --          --                --
Conversion of Series B preferred stock                             (59,909)         --           --          --                --
Dividend embedded in convertible preferred stock                 1,952,767    (1,952,767)        --          --                --
Net loss                                                              --      (7,817,299)        --          --          (7,817,299)
                                                              ------------  ------------  -----------   ---------      ------------
December 31, 1997                                             $ 70,516,913  $(72,069,727)      18,356   $    (551)     $   (521,534)
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

Pharmos Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


       Certain purchases of Loteprednol Etabonate, totaling $598,385, have been expensed in 1997. This amount represents inventory to be used in testing, manufacturing and various marketing programs.


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


       In March 1997, the Company paid a licensor, who is a former director, $143,333. This payment represented prepaid royalties to the former director against future royalties on sales of Lotemax. Prepayments totaled $716,667 and $573,334 and are reflected as an asset on the balance sheet at December 31, 1997 and 1996, respectively. The Company has agreed to prepay additional royalties based on future advances and other non-royalty payments from Bausch & Lomb or other parties with whom the Company enters into marketing or similar arrangements.


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


                                 Date: June 16, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                             Title                                           Date
---------                             -----                                           ----
/s/ Robert Cook                       Chief Financial Officer (Principal              June 16, 1998
----------------------------
Robert Cook                           Financial and Accounting Officer),
                                      and Secretary
/s/ Dr. Gad Riesenfeld                President, Chief Operating Officer              June 16, 1998
----------------------------
Dr. Gad Riesenfeld
/s/ Marvin P. Loeb                    Director                                        June 16, 1998
------------------
Marvin P. Loeb
/s/ E. Andrews Grinstead III          Director                                        June 16, 1998
----------------------------
E. Andrews Grinstead III
/s/ Stephen C. Knight                 Director                                        June 16, 1998
----------------------------
Stephen C. Knight
/s/ David Schlachet                   Director                                        June 16, 1998
----------------------------
David Schlachet
/s/ Fredric D. Price                  Director                                        June 16, 1998
----------------------------
Fredric D. Price
/s/ Mony Ben Dor                      Director                                        June 16, 1998
----------------------------
Mony Ben Dor