Form 10-K/A
period 1997-12-31
PHARMOS CORP
filed 1998-07-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                AMENDMENT NO. 4
                                    FORM 10-K




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



                                 Date: July 10, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                             Title                                           Date
---------                             -----                                           ----
/s/ Robert Cook                       Chief Financial Officer (Principal              July 10, 1998
----------------------------
Robert Cook                           Financial and Accounting Officer),
                                      and Secretary
/s/ Dr. Gad Riesenfeld                President, Chief Operating Officer              July 10, 1998
----------------------------
Dr. Gad Riesenfeld

/s/ Marvin P. Loeb                    Director                                        July 10, 1998
------------------
Marvin P. Loeb

/s/ E. Andrews Grinstead III          Director                                        July 10, 1998
----------------------------
E. Andrews Grinstead III

/s/ Stephen C. Knight                 Director                                        July 10, 1998
----------------------------
Stephen C. Knight

/s/ David Schlachet                   Director                                        July 10, 1998
----------------------------
David Schlachet

/s/ Fredric D. Price                  Director                                        July 10, 1998
----------------------------
Fredric D. Price

/s/ Mony Ben Dor                      Director                                        July 10, 1998
----------------------------
Mony Ben Dor