Form 10-Q
period 1998-06-30
PHARMOS CORP
filed 1998-08-04
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1998

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



As of August 3,1998, the Registrant had outstanding 37,270,949 shares of its $.03 par value Common Stock.

Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                     June 30,      December 31,
                                                                       1998            1997
                                                                   ------------    ------------
Assets
   Cash and cash equivalents                                       $  5,524,614    $  4,423,389
   Product sales and grants receivable, net                             810,503         237,655
   Inventory                                                          1,785,999       1,804,627
   Prepaid royalties                                                    232,545         143,333
   Prepaid expenses and other current assets                            162,009         171,299
                                                                   ------------    ------------
        Total current assets                                          8,515,670       6,780,303

   Fixed assets, net                                                    784,466         703,428
   Prepaid royalties, net of current portion                            413,414         573,334
   Intangible assets, net                                               283,508         291,262
   Other assets                                                          74,379          73,514
                                                                   ------------    ------------

        Total assets                                               $ 10,071,437    $  8,421,841
                                                                   ------------    ------------


Liabilities and Shareholders' Equity
   Long term debt, current portion                                       24,520          55,253
   Accounts payable                                                     610,988       2,576,968
   Accrued expenses                                                     794,434         809,869
   Accrued wages and other compensation                                 556,726         401,285
   Advances against future sales                                      1,643,967       1,000,000
                                                                   ------------    ------------
        Total current liabilities                                     3,630,635       4,843,375

   Advances against future sales, net of current portion              2,940,269       4,000,000
   Other liabilities                                                    100,000         100,000
                                                                   ------------    ------------
        Total liabilities                                             6,670,904       8,943,375
                                                                   ------------    ------------

   Shareholders' equity
   Preferred  stock, $.03 par value, 1,250,000 shares authorized
    Series B convertible, with a $1,000 liquidation preference,
        0 and 2,755 shares outstanding, respectively                                         83
    Series C convertible, with a $1,000 liquidation preference,
        4,500 and 0 shares outstanding, respectively                        135
   Common stock, $.03 par value; 60,000,000 shares authorized,
       37,055,886 and 34,391,638  shares issued and outstanding
       (excluding $551 in 1998 and 1997, held in Treasury)
       in 1998 and 1997, respectively                                 1,118,128       1,031,197
     Paid in capital in excess of par                                77,558,332      70,516,913
     Accumulated deficit                                            (75,276,062)    (72,069,727)
                                                                   ------------    ------------
        Total shareholders' equity (deficit)                          3,400,533        (521,534)
                                                                   ------------    ------------


        Total liabilities and shareholders' equity                 $ 10,071,437    $  8,421,841
                                                                   ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                           June 30,        June 30,
                                                             1998            1997
                                                         ------------    ------------
Revenues
   Product sales                                         $    893,156            --
   License fee                                                350,000            --
                                                         ------------    ------------
                                                         $  1,243,156            --

Cost of Goods Sold                                            339,852            --
                                                         ------------    ------------

   Gross Margin                                               903,304            --

Expenses
   Research and development, net                            1,006,915       1,626,872
   Selling, general and administration                        627,602         467,061
   Patents                                                     62,702          99,614
   Depreciation and amortization                               53,376          71,850
                                                         ------------    ------------

      Total operating expenses                              1,750,595       2,265,397
                                                         ------------    ------------

Loss from operations                                         (847,291)     (2,265,397)

Other income (expenses):
   Interest income                                             91,583         143,827
   Other income (expenses), net                                (3,595)        (16,085)
   Interest expense                                             3,566            --
                                                         ------------    ------------
   Other income, net                                           91,554         127,742
                                                         ------------    ------------


Net loss                                                 ($   755,737)   ($ 2,137,655)

Less: Dividend embedded in convertible preferred stock   ($    52,400)   ($ 1,119,164)
        Preferred stock dividends                        ($    62,500)   ($    68,625)
                                                         ------------    ------------

Net loss applicable to common shareholders               ($   870,637)   ($ 3,325,444)
                                                         ============    ============

Net loss per share applicable
    to common stockholders - basic and diluted           ($      0.02)   ($      0.10)
                                                         ------------    ------------


Weighted average shares outstanding                        36,887,559      31,671,717
                                                         ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                               Six Months Ended
                                                           June 30,        June 30,
                                                             1998            1997
                                                         ------------    ------------
Revenues
   Product sales                                         $    893,156            --
   License fee                                                350,000            --
                                                         ------------    ------------
                                                         $  1,243,156            --

Cost of Goods Sold                                            339,852            --
                                                         ------------    ------------

   Gross Margin                                               903,304            --

Expenses
   Research and development, net                            2,062,452       2,952,687
   Selling, general and administration                      1,160,475       1,531,360
   Patents                                                    112,332         132,002
   Depreciation and amortization                              103,715         142,420
                                                         ------------    ------------

      Total operating expenses                              3,438,974       4,758,469
                                                         ------------    ------------

Loss from operations                                       (2,535,670)     (4,758,469)

Other income (expenses):
   Interest income                                            197,657         186,389
   Other income (expenses), net                                10,769          (1,591)
   Interest expense                                            (6,416)           --
                                                         ------------    ------------
   Other income, net                                          202,010         184,798
                                                         ------------    ------------


Net loss                                                 ($ 2,333,660)   ($ 4,573,671)

Less: Dividend embedded in convertible preferred stock   ($   642,648)   ($ 1,275,274)
        Preferred stock dividends                        ($   168,899)   ($    86,875)
                                                         ------------    ------------

Net loss applicable to common shareholders               ($ 3,145,207)   ($ 5,935,820)
                                                         ============    ============

Net loss per share applicable
    to common stockholders - basic and diluted           ($      0.09)   ($      0.19)
                                                         ------------    ------------


Weighted average shares outstanding                        36,222,174      31,344,772
                                                         ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                           Six Months Ended
                                                        June 30,       June 30,
                                                          1998           1997
                                                       -----------    -----------
Cash flows from operating activities
  Net loss                                             ($2,333,660)   ($4,573,671)
                                                       -----------    -----------
  Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                       103,715        142,420
  Changes in operating assets and liabilities
       Inventory                                            18,628
       Product sales and grants receivable                (572,848)
       Prepaid expenses and other current assets             9,290         60,059
       Advanced royalties                                   70,708       (143,333)
       Other assets                                           (865)
       Accounts payable                                 (1,965,979)       (92,404)
       Accrued expenses                                    (15,435)       733,177
       Accrued wages                                       155,441
                                                       -----------    -----------

       Total adjustments                                (2,197,345)       699,919
                                                       -----------    -----------

  Net cash flows used in operating activities           (4,531,005)    (3,873,752)
                                                                      -----------

Cash flows from investing activities
     Purchases of fixed assets, net                       (177,000)       (42,656)
                                                       -----------    -----------

  Net cash flows used in investing activities             (177,000)       (42,656)
                                                       -----------    -----------

Cash flows from financing activities
     Proceeds from issuance of common stock
         and exercise of warrants, net                   1,620,438         67,500
     Proceeds from issuance of preferred stock, net      4,635,289      5,740,000
     Advances against future sales, net                   (415,764)     1,000,000
     Increase (decrease) in loans payable                  (30,733)       (45,835)
                                                       -----------    -----------

  Net cash flows provided by financing activities        5,809,230      6,761,665
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents     1,101,225      2,845,257

Cash and cash equivalents at beginning of year           4,423,389      5,132,906
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 5,524,614    $ 7,978,163
                                                       -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

1.   The Company

Pharmos Corporation (the "Company") is a bio-pharmaceutical company incorporated under the laws of the State of Nevada and is engaged in the design and development of novel pharmaceutical products in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents for treatment of central nervous system ("CNS") disorders, systemic drugs designed to avoid CNS related side effects, and emulsion-based products for topical and systemic applications. The Company uses a variety of patented and proprietary technologies to improve the efficacy and/or safety of drugs. Some of the Company's compounds are being actively marketed while others are in various stages of development, from preclinical to advanced clinical trials. On March 9, 1998, the Company received approval for three separate New Drug Applications ("NDA") from the U.S. Food and Drug Administration ("FDA"). These approvals were for Lotemax(TM) and Alrex(TM). Lotemax received two approvals, one for the treatment of several ocular inflammatory indications, including uveitis and the other for post-operative inflammation. Alrex has been approved for the treatment of seasonal allergic conjunctivitis. In conjunction with its development efforts, the Company has also undertaken research and development contracts in the past and has sold fine chemicals to the pharmaceutical research community. The Company's administrative offices are located in Iselin, New Jersey and conducts operations through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.   Liquidity and Business Risks

While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since inception. At June 30, 1998, the Company has an accumulated deficit of $75,276,062 (unaudited). This deficit is primarily the result of costs incurred in research and development and from general and administrative expenses. The Company had funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $5.5 million as of June 30, 1998, combined with anticipated cash inflows, including revenues expected to be derived from sales of Lotemax and Alrex will be sufficient to support operations through the first quarter of 1999. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of Lotemax and Alrex, competition, and the ability to obtain additional financing. The Company is continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations and the establishment of research and development partnerships to obtain the additional financing necessary to complete the development of its product candidates and bring them to commercial markets. There can be no assurance that Lotemax or Alrex will achieve market acceptance or that the Company will be successful in obtaining additional financing or commercializing its product candidates.

3.   Significant Accounting Policies

Revenue

Revenue from license fees and royalties are recognized when earned in accordance with the underlying agreements. Sales revenue is recognized upon shipment of products.

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

Recent Accounting Standards

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130")

On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

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

4.   Collaborative Agreements

In June 1995, the Company entered into a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to market Lotemax, on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covers the Company's two other loteprednol etabonate-based products, Alrex and a combination of loteprednol etabonate and the anti-infective tobramycin ("LE-T"). Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (loteprednol etabonate) from the Company. Through June 30, 1998, Bausch & Lomb have provided the Company with $5 million in cash advances against future sales. An additional $1million is due upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb will be entitled to credits against future purchases or sales of the active drug substance based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb over the upcoming twelve month period, based on management's estimate of product sales to Bausch & Lomb in 1998 and 1999, has been presented as a current liability in the accompanying balance sheet at June 30, 1998 and December 31, 1997.

Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement.

As part of its September, 1997 agreement with the University of Florida Research Foundation, the Company received a non-recurring license fee of $350,000 during the quarter ended June 30,1998 in exchange for the transfer of certain drug technology.

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

In May 1998, the Company, under provisions of the 1997 Incentive and Non-Qualified Stock Option Plan, issued options to employees, directors, consultants and other key personnel for the purchase of 500,000 shares of common stock. The options are exercisable over a ten-year period and will expire on May 18, 2008. The options will vest in four annual installments of 25% each on May 18, 1999,2000,2001 and 2002, respectively. The options are exercisable at a strike price of $2.781 per share, which represents the closing market value of the common stock on the date the options were awarded.

On February 4, 1998, the Company completed a private placement with institutional investors of Series C Convertible Preferred Stock and warrants to purchase 650,000 shares of common stock, generating gross proceeds of $5 million. The preferred stock carries a 5% premium payable in common stock, and is convertible into common shares of the Company 60 days subsequent to the date of issuance. For the period ending 180 days after the date of issuance, the conversion price is 90% of the average of the low trade prices of the Common Stock for the five consecutive trading days ending on the day immediately prior to the conversion date (the "Variable Conversion Price"). Following such period, the conversion price is the lower of the Variable Conversion Price and 120% of the average of the closing bid prices of the Common Stock for the trading days beginning on the date which is 151 days, and ending on the date which is 180 days, following the date of issuance. Until converted into common stock, the preferred stock has no voting rights. The warrants issued to the investor and the finders are exercisable at prices ranging from $2.28 to $2.67 per share, commencing one year after the closing for four and five year periods.

During the first quarter of 1998, the Company issued 1,704,978 shares of its common stock upon conversion of 2,755 shares of the Company's Series B Convertible Preferred Stock. The shares were issued with conversion prices ranging from $1.41 per share to $1.78 per share. The Company also issued 34,904 shares of common stock in payment of dividends of the Series B Convertible Preferred stock. As of the date of such issuances, these dividends were valued at $68,624.

During the second quarter of 1998, the Company also issued 215,063 shares of common stock upon conversion of 500 shares of its Series C Convertible Preferred Stock.

During the first half of 1998, the Company issued 942,728 shares of its common stock upon the exercise of warrants, and received consideration of $1,620,439.

As of June 30, 1998, cumulative dividends in arrears on the Company's outstanding Series C convertible preferred stock are $100,275. The dividends are payable in common stock of the Company.

In connection with the issuances of the Series A, B and C convertible preferred stock, the Company was required to recognize, in the EPS calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the date that conversion can occur. During the quarter ended June 30, 1998, the Company recorded a preferred stock dividend of $52,400 ($1,119,164 for the quarter ended June 30, 1997) on the outstanding shares of convertible preferred stock in connection with the conversion discount.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended June 30, 1998 and 1997

During the quarter ended June 30, 1998, the Company reported revenues from sale of product for the first time. Product sales commenced in May,1998, and revenue totaled $893,156 for the quarter ($0 for the quarter ended June 30, 1997). Additionally, the Company recorded license income of $350,000 for the quarter ended June 30, 1998 ($0 for the quarter ended June 30, 1997). The license income was generated from a non-recurring payment received by the Company in exchange for the transfer of certain drug technology.

Cost of goods sold for the quarter ended June 30, 1998 totaled $339,852 ($0 for the quarter ended June 30, 1997). Cost of goods sold includes a higher than anticipated level of direct production costs incurred in the initial stages of commercial production.

As part of the Company's efforts to achieve market recognition and acceptance for its FDA approved products, the Company's marketing partner, Bausch & Lomb, distributed large numbers of product samples to its customers. These samples were in addition to the drug product sold by Bausch & Lomb to its customers. Management believes that the distribution of samples in the initial ramp-up phase of product introduction may have an adverse short-term impact on the level of future sales of these drug products.

Total operating expenses decreased $514,800 or 23%, from $2,265,396 in 1997 to $1,750,596 in 1998. The net decrease in operating expenses is primarily due to a decrease in research and development expenses, which was partially offset by an increase in selling, general and administrative expenses.

Net research and development expenses decreased by $619,957 or 38%, from $1,626,872 in 1997 to $1,006,915 in 1998. The decrease in R&D expense is primarily due to the closure of the company's R&D facilities in Florida in the fourth quarter of 1997, and a lower than anticipated level of research and development expenditure in the Company's Israel facility.

Patent expenses decreased by $36,912 or 37%, from $99,614 in 1997 to $62,702 in 1998. This decrease is due in part to management's decision not to renew its patent protection on certain patents owned by a third party.

Selling, general and administrative expenses increased by $160,541 or 34 %, from $467,061 in 1997 to $627,602 in 1998. The increase is primarily due to costs incurred in connection with the FDA approval and marketing of Lotemax and Alrex. In March 1998, the Company, together with Bausch & Lomb Pharmaceuticals, Inc., announced the receipt of approval from the Food and Drug Administration (FDA) to manufacture and market Lotemax and Alrex.

Depreciation and amortization expenses decreased by $18,474, or 26%, from $71,850 in 1997 to $53,376 in 1998, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

Other income, net, decreased by $36,188, or 28%, from $127,742 in 1997 to $91,554 in 1998. Interest income decreased as a result of lower average cash balances.

Six months ended June 30, 1998 and June 30, 1997

During the six months ended June 30, 1998, the Company reported revenues from sale of product for the first time. Product sales commenced in May,1998, and revenue totaled $893,156 for the period ($0 for the period ended June 30, 1997). Additionally, the Company recorded license income of $350,000 for the six month ended June 30, 1998 ($0 for the six months ended June 30, 1997). The license income was generated from a non-recurring payment received by the Company in exchange for the transfer of certain drug technology.

Cost of goods sold for the six months ended June 30, 1998 totaled $339,852 ($0 for the six months ended June 30, 1997). Cost of goods sold includes a higher than anticipated level of direct production costs incurred in the initial stages of commercial production.

As part of the Company's efforts to achieve market recognition and acceptance for its FDA approved products, the Company's marketing partner, Bausch & Lomb, distributed large numbers of product samples to its customers. These samples were in addition to the drug product sold by Bausch & Lomb to its customers. Management believes that the distribution of samples in the initial ramp-up phase of product introduction may have an adverse short-term impact on the level of future sales of these drug products.

Total operating expenses decreased $1,319,495 or 28%, from $4,758,469 in 1997 to $3,438,974 in 1998. The net decrease in operating expenses is primarily due to decreases in both research and development expenses and selling, general and administrative expenses.

Net research and development expenses decreased by $890,235 or 30%, from $2,952,687 in 1997 to $2,062,452 in 1998. The decrease in R&D expense is primarily due to the closure of the company's R&D facilities in Florida in the fourth quarter of 1997, and a lower than anticipated level of research and development expenditure in the Company's Israel facility.

Patent expenses decreased by $19,670 or 15%, from $132,002 in 1997 to $112,332 in 1998. This decrease is due in part to management's decision not to renew its patent protection on certain patents owned by a third party.

Selling, general and administrative expenses decreased by $370,885 or 24 %, from $1,531,360 in 1997 to $1,160,475 in 1998. The decrease is primarily due to costs incurred by the Company during the first half of 1997 under marketing agreements to supply Bausch & Lomb with certain specified quantities of loteprednol etabonate ("LE"). Certain quantities of LE, totaling $569,981, were purchased during the first half of 1997 for use in testing, manufacturing and various marketing activities, and were charged to results of operations in 1997. In March 1998, the Company, together with Bausch & Lomb Pharmaceuticals, Inc., announced the receipt of approval from the Food and Drug Administration (FDA) to manufacture and market Lotemax and Alrex.

Depreciation and amortization expenses decreased by $38,705 or 27%, from $142,420 in 1997 to $103,715 in

1998, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

Liquidity and Capital Resources

While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since inception. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to marketing and co-development agreements with Bausch and Lomb, research contracts, license fees, royalties and sales, and interest income.

The Company has working capital of $4.9 million, including cash and cash equivalents of $5.5 million, as of June 30, 1998. On February 4, 1998 the Company completed a $5 million private placement of convertible preferred stock and warrants. Management believes that existing cash and cash equivalents, combined with proceeds generated from sales of Lotemax and Alrex by Bausch & Lomb together with additional cash inflows from investment income and R&D grants will be sufficient to support operations through the first quarter of 1999. The Company will continue to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing required to continue the development of its products and bring them to commercial markets. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of Lotemax and Alrex, competition, and the ability to obtain financing. There can be no assurance that Lotemax or Alrex will achieve market acceptance or that the Company will be successful in obtaining additional financing or commercializing product candidates.

Pursuant to the U.S. Marketing Agreement with Bausch & Lomb the Company has received cumulative advances of $5 million from Bausch & Lomb as of June 30, 1998. Bausch & Lomb will be entitled to recoup the advances by way of credits from future sales of Lotemax, Alrex and line extension products. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance.

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


                                              PHARMOS CORPORATION





Dated: August 3, 1998                     by: /s/ Robert W. Cook
                                              ------------------
                                              Robert W. Cook
                                              Vice President - Finance and Chief
                                              Financial Officer