Form 10-Q/A
period 1998-03-31
PHARMOS CORP
filed 1998-11-05
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A


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

Pharmos Corporation
   (Unaudited)
Consolidated Balance Sheets
================================================================================


                                                                              March 31,1998         December 31,
                                                                          (Restated see Note 6)         1997
                                                                          ---------------------  ------------------

Assets
   Cash and cash equivalents                                                  $  5,579,262         $  4,423,389
   Inventory                                                                     1,804,627            1,804,627
   Grants and other receivables                                                    198,957              237,655
   Prepaid royalties                                                               143,333              143,333
   Prepaid expenses and other current assets                                       255,239              171,299
                                                                              ------------         ------------
        Total current assets                                                     7,981,417            6,780,303


   Fixed assets, net                                                               734,610              703,428
   Prepaid royalties, net of current portion                                       573,334              573,334
   Intangible assets, net                                                          287,385              291,262
   Other assets                                                                     74,379               73,514
                                                                              ------------         ------------

        Total assets                                                          $  9,651,125         $  8,421,841
                                                                              ============         ============


Liabilities and Shareholders' Equity
   Long term debt, current portion                                            $     42,077         $     55,253
   Accounts payable                                                                409,803            2,576,968
   Accrued expenses                                                                861,436              809,869
   Accrued wages and other compensation                                            441,685              401,285
   Advances against future sales                                                 1,000,000            1,000,000
                                                                              ------------         ------------
        Total current liabilities                                                2,755,001            4,843,375

   Advances against future sales, net of current portion                         4,000,000            4,000,000
   Other liabilities                                                               100,000              100,000
                                                                              ------------         ------------
        Total liabilities                                                        6,855,001            8,943,375
                                                                              ------------         ------------

   Redeemable Convertible Preferred Stock
   Series C redeemable convertible preferred stock; $.03 par value,
   5,000 shares authorized, 5,000 and 0 shares issued and outstanding, respectively (liquidation preference of $5,000,000
   and $0, respectively)                                                         4,158,594                 --

   Shareholders' equity
   Preferred stock, $.03 par value, 1,250,000 shares authorized
    Series B convertible, 0 and 2,755 shares outstanding,
    respectively (liquidation preference of $0 and $2,755,000,
     respectively)                                                                    --                     83
   Common stock, $.03 par value; 60,000,000 shares authorized,
       36,265,119 and 34,391,638 shares issued and outstanding
       (excluding $551 in 1998 and 1997, held in Treasury)
       in 1998 and 1997, respectively                                            1,087,402            1,031,197
     Paid in capital in excess of par                                           71,252,550           70,516,913
     Accumulated deficit                                                       (73,702,422)         (72,069,727)
                                                                              ------------         ------------
        Total shareholders' (deficit) equity                                    (1,362,470)            (521,534)
                                                                              ------------         ------------

        Total liabilities, redeemable convertible preferred
          stock and shareholders' (deficit) equity                            $  9,651,125         $  8,421,841
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


On February 4, 1998, the Company completed a private placement with institutional investors of Series C Redeemable Convertible Preferred Stock and warrants to purchase 650,000 shares of common stock, generating gross proceeds of $5 million. The preferred stock carries a 5% premium payable in common stock, and is convertible in to common shares of the Company 60 days subsequent to the date of issuance. For the period ending 180 days after the date of issuance, the conversion price is 90% of the average of the low trade prices of the Common Stock for the five consecutive trading days ending on the day immediately prior to the conversion date (the "Variable Conversion Price"). Following such period, the conversion price is the lower of the Variable Conversion Price or 120% of the average of the closing bid prices of the Common Stock for the trading days beginning on the date which is 151 days, and ending on the date which is 180 days, following the date of issuance. Until converted into common stock, the preferred stock has no voting rights. The warrants issued to the investors are exercisable at prices ranging from $2.28 to $2.67 per share, commencing one year after the closing for a three- year period. Under certain circumstances the holders of the Series C convertible preferred stock may require the Company to redeem the outstanding shares of the Series C convertible preferred stock.


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


6.   Restatements

The Company is restating its quarterly financial statements on Form 10-Q/A for the three months ended March 31, 1998. The restatement is a result of the reclassification of the Series C redeemable convertible preferred stock. The statements as originally filed reflected the Series C redeemable convertible preferred stock within the Shareholders' Equity caption of the balance sheet. The statements, as restated, reclassify the Series C redeemable convertible preferred stock outside of the Shareholders' equity caption due to its redemption features. There was no impact to the Company's statement of operations due to this restatement.


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


                                           PHARMOS CORPORATION






Dated: November 4, 1998              by:   /s/ Robert W. Cook
                                           -------------------------------------
                                           Robert W. Cook
                                           Vice President  -  Finance and Chief
                                           Financial Officer