Form 10-Q
period 1998-09-30
PHARMOS CORP
filed 1998-11-05
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1998

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

As of October 14, 1998, the Registrant had outstanding 39,040,772 shares of its $.03 par value Common Stock.

Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                  September 30,   December 31,
                                                                      1998            1997
                                                                  ------------    ------------
Assets
    Cash and cash equivalents                                     $  4,299,791    $  4,423,389
    Product sales and grants receivable, net                           372,074         237,655
    Inventory                                                        1,869,285       1,804,627
    Prepaid royalties                                                  203,571         143,333
    Prepaid expenses and other current assets                          217,269         171,299
                                                                  ------------    ------------
         Total current assets                                        6,961,990       6,780,303

    Fixed assets, net                                                1,036,349         703,428
    Prepaid royalties, net of current portion                          435,934         573,334
    Intangible assets, net                                             279,631         291,262
    Other assets                                                        76,989          73,514
                                                                  ------------    ------------

         Total assets                                             $  8,790,893    $  8,421,841
                                                                  ============    ============

Liabilities, Redeemable Convertible Preferred Stock and
Shareholders' Equity
    Long term debt, current portion                               $     11,260    $     55,253
    Accounts payable                                                   572,507       2,576,968
    Accrued expenses                                                   874,548         809,869
    Accrued wages and other compensation                               500,444         401,285
    Advances against future sales                                    1,439,557       1,000,000
                                                                  ------------    ------------
         Total current liabilities                                   3,398,316       4,843,375

    Advances against future sales, net of current portion            3,082,716       4,000,000
    Other liabilities                                                  100,000         100,000
                                                                  ------------    ------------
         Total liabilities                                           6,581,032       8,943,375
                                                                  ------------    ------------

    Redeemable  Convertible  Preferred  Stock  Series C
    Redeemable  Convertible Preferred Stock, with a
    $1,000 liquidation preference, 2,500 and 0 shares
    outstanding, respectively                                        2,044,483
                                                                  ------------    ------------

    Shareholders' equity (deficit)
    Preferred  stock,  $.03 par  value,  1,250,000 shares
     authorized  Series B convertible, with a $1,000
     liquidation preference, 0 and 2,755 shares
     outstanding, respectively                                                              83
    Common stock, $.03 par value; 60,000,000 shares authorized,
        38,655,962 and 34,391,638 shares issued and outstanding
        (excluding $551 in 1998 and 1997, held in Treasury)
        in 1998 and 1997, respectively                               1,159,678       1,031,197
      Paid in capital in excess of par                              75,547,399      70,516,913
      Accumulated deficit                                          (76,541,699)    (72,069,727)
                                                                  ------------    ------------
         Total shareholders' equity (deficit)                          165,378        (521,534)
                                                                  ------------    ------------


    Total liabilities, redeemable convertible preferred
     stock and shareholders' equity (deficit)                     $  8,790,893    $  8,421,841
                                                                  ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                               Three Months Ended
                                                         September 30,    September 30,
                                                             1998            1997
                                                         ------------     ------------
Revenues
    Product sales                                             $90,743
    License fee                                                 1,663
                                                         ------------    ------------
                                                              $92,406            --

Cost of Goods Sold                                             32,447            --
                                                         ------------    ------------

    Gross Margin                                               59,959            --

Expenses
    Research and development, net                             675,807       1,236,604
    Selling, general and administration                       552,466         528,984
    Patents                                                    55,675          56,027
    Depreciation and amortization                              64,002          72,898
                                                         ------------    ------------

       Total operating expenses                             1,347,950       1,894,513
                                                         ------------    ------------

Loss from operations                                       (1,287,991)     (1,894,513)

Other income (expenses):
    Interest income, net                                       87,450         100,072
    Other income (expenses), net                               (1,603)         (8,056)
                                                         ------------    ------------
    Other income (expense), net                                85,847          92,016
                                                         ------------    ------------

Net loss before extraordinary gain                         (1,202,144)     (1,802,497)

    Extraordinary gain from forgiveness of debt,
    (see note 4), net of $0 in income taxes                      --           416,249
                                                         ------------    ------------

Net loss                                                   (1,202,144)     (1,386,248)

Less: Dividend embedded in convertible preferred stock           --          (651,895)
         Preferred stock dividends                            (62,500)        (62,500)
                                                         ------------    ------------

Net loss applicable to common shareholders                ($1,264,644)    ($2,100,643)
                                                         ============    ============

Net loss per share applicable
    to common stockholders - basic and diluted                 ($0.03)         ($0.06)
                                                         ------------    ------------


Weighted average shares outstanding                        37,405,455      32,853,545
                                                         ------------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                                              Nine Months Ended
                                                         September 30,    September 30,
                                                             1998            1997
                                                         ------------     ------------
Revenues
    Product sales                                            $983,899
    License fee                                               351,663
                                                         ------------    ------------
                                                            1,335,562            --

Cost of Goods Sold                                            372,299            --
                                                         ------------    ------------

    Gross Margin                                              963,263            --

Expenses
    Research and development, net                           2,738,259       4,189,687
    Selling, general and administration                     1,712,941       2,059,948
    Patents                                                   168,007         188,029
    Depreciation and amortization                             167,717         215,318
                                                         ------------    ------------

       Total operating expenses                             4,786,924       6,652,982
                                                         ------------    ------------

Loss from operations                                       (3,823,661)     (6,652,982)

Other income (expenses):
    Interest income, net                                      260,445         286,461
    Other income (expenses), net                               27,412          (9,647)
                                                         ------------    ------------
    Other income (expense), net                               287,857         276,814
                                                         ------------    ------------

Net loss before extraordinary gain                         (3,535,804)     (6,376,168)

    Extraordinary gain from forgiveness of debt,
    (see note 4), net of $0 in income taxes                      --           416,249
                                                         ------------    ------------

Net loss                                                   (3,535,804)     (5,959,919)

Less: Dividend embedded in convertible preferred stock       (642,648)     (1,927,169)
         Preferred stock dividends                           (231,399)       (149,375)
                                                         ------------    ------------

Net loss applicable to common shareholders                ($4,409,851)    ($8,036,463)
                                                         ============    ============

Net loss per share applicable
    to common stockholders - basic and diluted                 ($0.12)         ($0.25)
                                                         ------------    ------------

Weighted average shares outstanding                        36,621,907      31,852,139
                                                         ------------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                          Nine Months Ended
                                                      September 30,  September 30,
                                                          1998           1997
                                                       -----------    -----------
Cash flows from operating activities
  Net loss                                             ($3,535,804)   ($5,959,919)
                                                       -----------    -----------
  Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                       167,717        215,318
  Changes in operating assets and liabilities
       Inventory                                           (64,658)
       Product sales and grants receivable                (134,419)       158,518
       Prepaid expenses and other current assets           (45,970)        (5,815)
       Advanced royalties                                   77,162       (143,333)
       Other assets                                         (3,475)       118,388
       Accounts payable                                 (2,004,461)      (473,486)
       Accrued expenses & other liabilities                 64,679      1,079,006
       Accrued wages                                        99,159       (116,521)
                                                       -----------    -----------

       Total adjustments                                (1,844,266)       832,075
                                                       -----------    -----------

  Net cash flows used in operating activities           (5,380,070)    (5,127,844)
                                                       -----------    -----------

Cash flows from investing activities
     Purchases of fixed assets, net                       (489,007)       (94,998)
                                                       -----------    -----------

  Net cash flows used in investing activities             (489,007)       (94,998)
                                                       -----------    -----------

Cash flows from financing activities
     Proceeds from issuances of common stock
         and exercise of warrants, net                   1,678,333         67,500
     Proceeds from issuances of preferred stock, net     4,588,866      5,740,000
     Advances against future sales, net                   (477,727)     1,000,000
     Increase (decrease) in loans payable                  (43,993)      (200,562)
                                                       -----------    -----------

  Net cash flows provided by financing activities        5,745,479      6,606,938
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents      (123,598)     1,384,096

Cash and cash equivalents at beginning of year           4,423,389      5,132,906
                                                       -----------    -----------

Cash and cash equivalents at end of period              $4,299,791     $6,517,002
                                                       -----------    -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

1.   The Company

Pharmos Corporation (the "Company") is a pharmaceutical company incorporated under the laws of the State of Nevada and is engaged in the design, development and commercialization of novel pharmaceutical products in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents for treatment of central nervous system ("CNS") disorders, anticancer compounds designed to improve efficacy while avoiding CNS and other related side effects, and drug delivery systems, submicron emulsions ("SME") and emulsomes for topical and systemic applications. The Company uses a variety of patented and proprietary technologies to improve the efficacy and/or safety of drugs. Two of the Company's compounds are being actively marketed while others are in various stages of development, from preclinical to advanced clinical trials. On March 9, 1998, the Company received approval for three separate New Drug Applications ("NDA") from the U.S. Food and Drug Administration ("FDA"). These approvals were for Lotemax(R) and Alrex(R). Lotemax received two approvals, one for the treatment of steroid responsive inflammatory indications, including uveitis and the other for post-operative inflammation. Alrex has been approved for the treatment of seasonal allergic conjunctivitis. In conjunction with its development efforts, the Company has in the past also undertaken research and development contracts. The Company's administrative offices are located in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.   Liquidity and Business Risks

While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since inception. At September 30, 1998, the Company has an accumulated deficit of $76,541,699 (unaudited). This deficit is primarily the result of costs incurred in research and development and from selling, general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $4.3 million as of September 30, 1998, combined with anticipated cash inflows, including revenues expected to be derived from sales of Lotemax and Alrex will be sufficient to support operations into the second quarter of 1999. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of Lotemax and Alrex, competition, and the ability to obtain additional financing. The Company is continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations and the establishment of research and development partnerships to obtain the additional financing necessary to complete the development of its product candidates and bring them to commercial markets. There can be no assurance that Lotemax or Alrex will achieve market acceptance or that the Company will be successful in obtaining additional financing or commercializing its product candidates.

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

4.   Collaborative Agreements

In June 1995, the Company entered into a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to market Lotemax, Alrex and a combination of loteprednol etabonate and the anti-infective tobramycin ("LE-T") on an exclusive basis in the United States following receipt of FDA approval. A second agreement, ("the New Territories Agreement"), signed December 12,1996, extends Bausch & Lomb's rights to market these products in Europe, Canada and other selected countries pending regulatory approval. The Marketing Agreement also covers the Company's two other loteprednol etabonate-based products, Alrex and a combination of loteprednol etabonate and the anti-infective tobramycin ("LE-T"). Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (loteprednol etabonate) from the Company. Through September 30, 1998, Bausch & Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $4.5 million is outstanding at September 30, 1998. Another $1 million is due upon the receipt of regulatory approval for LE-T in the United States. An additional $1.6 million in advances against future sales of Bausch & Lomb will be payable to the Company following receipt of regulatory clearance in certain markets outside of the United States. Bausch & Lomb is entitled to credits against future purchases or sales of the active drug substance based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb over the upcoming twelve month period, based on management's estimate of product sales to Bausch & Lomb in 1998 and 1999, has been presented as a current liability in the accompanying balance sheet at September 30, 1998 and December 31, 1997.

Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

As part of its September, 1997 agreement with the University of Florida Research Foundation (the "University"), the Company received a non-recurring license fee of $350,000 during the quarter ended June 30,1998 in exchange for the transfer of certain drug technology. Under terms of the agreement, the Company, during the quarter ended September 30, 1997, returned rights to technologies the Company previously ceased developing, and the University forgave $416,249 in debts owed by the Company.

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

In September 1998, the shareholders of the Company approved an increase in the number of shares of common stock reserved for issuance under the 1997 Incentive and Non-Qualified Stock Option Plan from 600,000 to 1,000,000.

In May 1998, the Company, under provisions of the 1997 Incentive and Non-Qualified Stock Option Plan, issued options to employees, directors, consultants and other key personnel for the purchase of 500,000 shares of common stock. The options are exercisable over a ten-year period and will expire on May 18, 2008. The options will vest in four annual installments of 25% each on May 18, 1999, 2000, 2001 and 2002, respectively. The options are exercisable at a strike price of $2.781 per share, which represents the closing market value of the common stock on the date the options were awarded.

On February 4, 1998, the Company completed a private placement with institutional investors of Series C Redeemable Convertible Preferred Stock ("Series C Convertible Preferred Stock") and warrants to purchase 650,000 shares of common stock, generating gross proceeds of $5 million. The preferred stock carries a 5% premium payable in common stock, and is convertible into common shares of the Company 60 days subsequent to the date of issuance. For the period ending 180 days after the date of issuance, the conversion price is the lower of 90% of the average of the low trade prices of the Common Stock for the five consecutive trading days ending on the day immediately prior to the conversion date (the "Variable Conversion Price") or $2.89 per share. Until converted into common stock, the preferred stock has no voting rights. The warrants issued to the investor and the finders are exercisable at prices ranging from $2.28 to $2.67 per share, commencing one year after the closing for four and five year periods. Under certain circumstances the holders of the Series C Convertible Preferred Stock may require the Company to redeem the outstanding shares of the Series C Convertible Preferred Stock.

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

During the third quarter of 1998, the Company issued 1,357,013 shares of common stock upon conversion of 2,000 shares of its Series C Convertible Preferred Stock.

During the first nine months of 1998, the Company issued 970,728 shares of its common stock upon the exercise of warrants, and received consideration of $1,678,334.

As of September 30, 1998, cumulative dividends in arrears on the Company's outstanding Series C Convertible Preferred Stock are $162,775. The dividends are payable in common stock of the Company.

In connection with the issuances of the Series A, B and C convertible preferred stock, the Company was required to recognize, in its earnings per share ("EPS") calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the earliest date that conversion can occur. During the quarter ended September 30, 1998, the Company recorded a preferred stock dividend of $0 ($651,895 for the quarter ended September 30, 1997) on the outstanding shares of convertible preferred stock in connection with the conversion discount.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended September 30, 1998 and 1997

Product sales commenced in May, 1998, and revenue totaled $90,743 for the quarter ($0 for the quarter ended September 30, 1997). Third quarter sales revenue reflects reorders from product wholesalers and distributors subsequent to the filling of initial orders during the second quarter, and represented about half of actual Lotemax and Alrex sales during the quarter. Inventory draw down at wholesalers and distributors is expected to continue during the fourth quarter of 1998, after which the Company believes its sales revenue will more closely track the level of product sales.

Cost of goods sold for the quarter ended September 30, 1998 totaled $32,447 ($0 for the quarter ended September 30, 1997). Cost of goods sold includes a higher than anticipated level of production costs incurred in the initial stages of commercial production.

As part of the Company's efforts to achieve market recognition and acceptance for its FDA approved products, the Company's marketing partner, Bausch & Lomb, distributed large numbers of product samples to its customers. These samples were in addition to the drug product sold by Bausch & Lomb to its customers. Management believes that the distribution of samples is critically important to the long term acceptance and use of the drug products but may have an adverse short-term impact on the level of future sales of these products.

Total operating expenses decreased $546,563 or 29%, from $1,894,513 in 1997 to $1,347,950 in 1998. The net decrease in operating expenses is primarily due to a decrease in research and development expenses.

Net research and development expenses decreased by $560,797 or 45%, from $1,236,604 in 1997 to $675,807 in 1998. The decrease in R&D expense is primarily due to the closure of the company's R&D facilities in Florida in the fourth quarter of 1997, lower research and development expenditures on the opthalmic drug products following receipt of FDA approval in the first quarter of 1998, and lower clinical trial expenses in the third quarter of 1998 at the Company's Israel facility.

Depreciation and amortization expenses decreased by $8,896, or 12%, from $72,898 in 1997 to $64,002 in 1998, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

Other income, net, decreased by $6,169, or 7%, from $92,016 in 1997 to $85,847 in 1998. Interest income decreased as a result of lower average cash balances.

Nine months ended September 30, 1998 and September 30, 1997

During the nine months ended September 30, 1998, the Company reported revenues from sale of product for the first time. Product sales commenced in May,1998, and revenue totaled $983,899 for the period ($0 for the period ended September 30, 1997). Additionally, the Company recorded license income of $350,000 for the nine month ended September 30, 1998 ($0 for the nine months ended September 30, 1997). The license income was generated from a non-recurring payment received by the Company in exchange for the transfer of certain drug technology.

Cost of goods sold for the nine months ended September 30, 1998 totaled $372,299 ($0 for the nine months ended September 30, 1997). Cost of goods sold includes a higher than anticipated level of direct production costs incurred in the initial stages of commercial production.

As part of the Company's efforts to achieve market recognition and acceptance for its FDA approved products, the Company's marketing partner, Bausch & Lomb, distributed large numbers of product samples to its customers. These samples were in addition to the drug product sold by Bausch & Lomb to its customers. Management believes that the distribution of samples is critically important to the long term acceptance and use of the drug products but may have an adverse short-term impact on the level of future sales of these products.

Total operating expenses decreased $1,866,058 or 28%, from $6,652,982 in 1997 to $4,786,924 in 1998. The net decrease in operating expenses is primarily due to a decrease in research and development expenses.

Net research and development expenses decreased by $1,451,428 or 35%, from $4,189,687 in 1997 to $2,738,259 in 1998. The decrease in R&D expense is primarily due to the closure of the company's R&D facilities in Florida in the fourth quarter of 1997, and a lower than anticipated level of research and development expenditure in the Company's Israel facility.

Selling, general and administrative expenses decreased by $347,007 or 17 %, from $2,059,948 in 1997 to $1,712,941 in 1998. The decrease is primarily due to costs incurred by the Company during the first nine months of 1997 under marketing agreements to supply Bausch & Lomb with certain specified quantities of loteprednol etabonate ("LE"). Certain quantities of LE, totaling $598,385, were purchased during the first nine months of 1997 for use in testing, manufacturing and various marketing activities, and were charged to results of operations in 1997. In March 1998, the Company, together with Bausch & Lomb Pharmaceuticals, Inc., announced the receipt of approval from the Food and Drug Administration
(FDA) to manufacture and market Lotemax and Alrex.

Patent expenses decreased by $20,022 or 11%, from $188,029 in 1997 to $168,007 in 1998. This decrease is due in part to management's decision not to renew its patent protection on certain patents owned by a third party.

Depreciation and amortization expenses decreased by $47,601 or 22%, from $215,318 in 1997 to $167,717 in 1998, reflecting reduced depreciation expense relating to the Alachua, Florida operation.

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

The Company has working capital of $3.6 million, including cash and cash equivalents of $4.3 million, as of September 30, 1998. On February 4, 1998 the Company completed a $5 million private placement of convertible preferred stock and warrants. Management believes that existing cash and cash equivalents, combined with proceeds generated from sales of Lotemax and Alrex by Bausch & Lomb together with additional cash inflows from investment income and R&D grants will be sufficient to support operations into the second quarter of 1999. The Company will continue to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing required to continue the development of its products and bring them to commercial markets. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of Lotemax and Alrex, competition, and the ability to obtain financing. There can be no assurance that Lotemax or Alrex will achieve market acceptance or that the Company will be successful in obtaining additional financing or commercializing product candidates.

Pursuant to the U.S. Marketing Agreement with Bausch & Lomb the Company has received cumulative advances of $5 million from Bausch & Lomb as of September 30, 1998. Bausch & Lomb is entitled to recoup the advances by way of credits from future sales of Lotemax, Alrex and line extension products. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance.

Year 2000 Risk

The Company has completed its assessment of the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or systems failures. The Company currently believes that the costs of addressing this issue will not have a material adverse impact on the Company's financial position. The Company has not been able to complete an assessment of any year 2000 issues that may effect third parties, including the Company's current and prospective suppliers. The Company plans to devote all resources required to resolve any significant third-party year 2000 compliance problems in a timely manner. Any year 2000 compliance problems of the Company, its customers or vendors could have a material adverse effect on the Company's business, results of operations and financial condition.

                                     Part II

                                Other Information

Item 1    Legal Proceedings                                                 NONE

Item 2    Changes in Securities                                             NONE

Item 3    Defaults upon Senior Securities                                   NONE

Item 4    Submission of Matters to Vote of Security Holders

          At its Annual Meeting held on September 16, 1998, the stockholders of the Company elected the following persons as directors of the Company (each receiving the votes listed below), to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified: Haim Aviv (27,482,689 votes for and 254,039 votes withheld); E. Andrews Grinstead III (27,362,269 votes for and 253,789 votes withheld); Marvin Loeb (27,492,939 votes for and 243,789 votes withheld); Stephen Knight (27,266,269 votes for and 349,789 votes  withheld);  David Schlachet  (27,492,939  votes for and 243,789 votes withheld); Mony Ben Dor (27,372,069 votes and 243,789 votes withheld); and Georges Anthony Marcel (27,384,939 votes for and 351,789 votes withheld). The stockholders of the Company also voted in favor (6,366,540 votes for, 1,095,244 votes against and 301,089 abstentions) of a resolution approving the issuance of certain shares of the Company's Common Stock upon conversion of the Company's Series C Convertible Participating Preferred Stock. Finally, the stockholders of the Company voted in favor (26,541,904 votes for, 1,024,821 votes against and 178,518 abstentions) of a resolution to adopt an amendment to the Company's 1997 Incentive and Non-Qualified Stock Option Plan increasing the number of shares authorized for issuance under the Plan from 600,000 to 1,000,000.

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


                                               PHARMOS CORPORATION


Dated: November 4, 1998                        by:  /s/ Robert W. Cook
                                                    ---------------------------
                                                    Robert W. Cook
                                                    Vice President - Finance
                                                    and Chief Financial Officer