Form 10-Q/A
period 1998-06-30
PHARMOS CORP
filed 1998-11-16
CIK 713275

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

Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                              June 30,             December 31,
                                                                               1998                    1997
                                                                       (Restated see Note 6)
                                                                       ---------------------    -------------------
Assets
   Cash and cash equivalents                                                $  5,524,614           $  4,423,389
   Product sales and grants receivable, net                                      810,503                237,655
   Inventory                                                                   1,785,999              1,804,627
   Prepaid royalties                                                             232,545                143,333
   Prepaid expenses and other current assets                                     162,009                171,299
                                                                            ------------           ------------
        Total current assets                                                   8,515,670              6,780,303

   Fixed assets, net                                                             784,466                703,428
   Prepaid royalties, net of current portion                                     413,414                573,334
   Intangible assets, net                                                        283,508                291,262
   Other assets                                                                   74,379                 73,514
                                                                            ------------           ------------

        Total assets                                                        $ 10,071,437           $  8,421,841
                                                                            ============           ============

Liabilities and Shareholders' Equity
   Long term debt, current portion                                          $     24,520           $     55,253
   Accounts payable                                                              610,988              2,576,968
   Accrued expenses                                                              794,434                809,869
   Accrued wages and other compensation                                          556,726                401,285
   Advances against future sales                                               1,643,967              1,000,000
                                                                            ------------           ------------
        Total current liabilities                                              3,630,635              4,843,375

   Advances against future sales, net of current portion                       2,940,269              4,000,000
   Other liabilities                                                             100,000                100,000
                                                                            ------------           ------------
        Total liabilities                                                      6,670,904              8,943,375
                                                                            ------------           ------------

   Redeemable Convertible Preferred Stock
   Series C redeemable convertible preferred stock; $.03 par value,
   5,000 shares authorized, 4,500 and 0 shares issued and outstanding, respectively (liquidation preference of $4,500,000
   and $0, respectively)                                                       3,721,850                   --

   Shareholders' (deficit) equity
   Preferred  stock, $.03 par value, 1,250,000 shares authorized
    Series B convertible,  0 and 2,755 shares outstanding,
     respectively (liquidation preference of $0 and $2,755,000,
     respectively)                                                                  --                       83
   Common stock, $.03 par value; 60,000,000 shares authorized,
       37,055,886 and 34,391,638  shares issued and outstanding
       (excluding $551 in 1998 and 1997, held in Treasury)
       in 1998 and 1997, respectively                                          1,118,128              1,031,197
     Paid in capital in excess of par                                         73,836,617             70,516,913
     Accumulated deficit                                                     (75,276,062)           (72,069,727)
                                                                            ------------           ------------
        Total shareholders' (deficit) equity                                    (321,317)              (521,534)
                                                                            ------------           ------------

       Total liabilities, redeemable convertible preferred stock
        and shareholders' (deficit) equity                                  $ 10,071,437           $  8,421,841
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