Form 10-K
period 1998-12-31
PHARMOS CORP
filed 1999-03-31
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                            Commission File No. 0-11550
December 31, 1998

                               Pharmos Corporation
             (Exact name of registrant as specified in its charter)

           Nevada                                                36-3207413
(State or other jurisdiction of                           (IRS Employer Id. No.)
incorporation or organization)

                         99 Wood Avenue South, Suite 301
                                Iselin, NJ 08830
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (732) 452-9556

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.03 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's Common Stock at March 15, 1999 held by those persons deemed to be non-affiliates was approximately $50,673,356.

     As of March 15, 1999, the Registrant had outstanding 40,538,685 shares of its $.03 par value Common Stock.

                                     PART I

Item 1.  Business

Introduction

Pharmos Corporation (the "Company") is a pharmaceutical company specializing in the modification of existing molecules through proprietary techniques to reduce undesirable side effects and/or enhance efficacy. The Company is developing pharmaceuticals in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents with a novel mechanism of action for the treatment of central nervous system ("CNS") disorders, newly designed molecules to treat cancer, and emulsion-based products for topical and systemic applications. In March 1998, the Company, together with Bausch & Lomb Pharmaceuticals, Inc. ("BLP"), announced the receipt of approval from the Food and Drug Administration ("FDA") to manufacture and market two ophthalmic products, Lotemax(R) (loteprednol etabonate ophthalmic suspension 0.5%) and Alrex(TM) (loteprednol etabonate ophthalmic suspension 0.2%). BLP began marketing Lotemax and Alrex in the second quarter of 1998. Product shipments also began in the second quarter of 1998, when the Company received its initial product revenues from the sales of these products.

Lotemax is a topical, site-specific steroid that is used to treat steroid responsive inflammatory eye conditions. The prescription eye drop is also used for post-operative eye inflammations such as experienced following cataract surgery. The novel chemical structure of Lotemax allows it to be predictably transformed by enzymes in the eye to an inactive metabolite, thereby increasing its safety profile. The safety profile of Lotemax was demonstrated in clinical trials by a low incidence of elevation in intraocular pressure ("IOP"), a significant side effect of ophthalmic steroid use. In addition, Lotemax has the broadest range of approved indications of any ophthalmic steroid on the market.

Alrex is a specially developed formula of loteprednol etabonate that is used in the treatment of ophthalmic allergies. Alrex is indicated for the treatment of seasonal allergic conjunctivitis, an inflammation of the eye usually caused by pollens. Seasonal allergic conjunctivitis produces itching, tearing, redness and swelling in the conjunctiva, the membrane that covers the inside of the eyelid and the white part of the eye.

The regulatory approvals for Lotemax and Alrex are the first two of three to be sought in the United States for the Registrant's and BLP's line of ophthalmic products containing loteprednol etabonate. The third product, which combines the active ingredient loteprednol etabonate with an anti-infective agent, is in final development.

BLP, a subsidiary of the global eye care company, Bausch & Lomb Incorporated, co-developed Lotemax and Alrex with the Registrant after the Registrant granted BLP the rights to process and market the new ophthalmic pharmaceutical line in June 1995. In December 1996, BLP's rights were extended to select international markets including Europe and Canada.

Dexanabinol (HU-211), the Company's lead CNS product aimed initially at treating severe head trauma and stroke, is currently in the third cohort of a Phase II clinical trial for severe head trauma. On October 7, 1998, the Company announced the results of the first two of the three cohort Phase II Clinical Study. Highlights of the study included a significant reduction in intracranial pressure, a 26% reduction in mortality, and a higher percentage of patients able to resume a normal life ("Good Neurological Outcome") among the treated group.

Strategy

The Company's business is the design and development of novel drugs with superior safety and efficacy profiles, initially targeted to ophthalmic and neurological disorders. The Company seeks to enter into collaborative relationships with established pharmaceutical companies to complete development and commercialize its products.

The Company is developing pharmaceuticals that are designed to address unmet needs in certain markets and to exhibit superior efficacy and/or safety profiles over competing products in other markets. For example, many current anti-inflammatory ophthalmic drugs have either significant side effects, such as the elevation of IOP by steroids, or are drugs that are safer, but only moderately effective at reducing inflammation, such as non-steroidal anti-inflammatory drugs ("NSAIDs"). For many neurological indications, such as head trauma, there are no effective drug therapies available.

The Company is applying its experience in drug design and its novel drug delivery technology in developing products directed at several fields including: site specific drugs for ophthalmic indications, neuroprotective compounds targeted at specific CNS biochemical pathways associated with neurological indications, and systemic drugs for the treatment of cancer.

Products

Loteprednol Etabonate

Lotemax and Alrex are the trade names of drug products in the form of eye drop suspensions in which the active compound is loteprednol etabonate ("LE"). LE is a unique steroid, designed to act in the eye and alleviate inflammatory and allergic conditions, and is quickly hydrolyzed into a predictable inactive metabolite before it reaches the inner eye or systemic circulation. This pharmacological profile results in improved safety by avoiding the side effects related to exposure to most ocular steroids. In the eye, the most unwanted side effect of steroids is the elevation of IOP, which can be sight threatening. While steroids, for lack of an alternative, are regularly used for severe inflammatory conditions of the eye, milder conditions, such as allergies, are preferentially treated with less effective non-steroidal agents.

In March 1998, Lotemax received product approval from the FDA for the treatment of steroid responsive inflammatory conditions of the eye, including uveitis and for post operative eye inflammation. Also in March 1998, Alrex received product approval from the FDA for the treatment of seasonal allergic conjunctivitis. A combination of LE with the antibiotic tobramycin ("LE-T") for the treatment of inflammatory and infectious indications is in development. The final clinical trial for LE-T reached full enrollment in January 1999 and an NDA filing is expected this year.

In June 1995, the Company entered into an agreement with BLP to market Lotemax, Alrex and LE-T in the U.S. A second agreement, covering Europe, Canada and other selected countries, was signed in December 1996. Both agreements give BLP the right to purchase the active component LE from the Company, to manufacture the "drug product" and to assist the Company in developing the products. In 1995, the Company also signed an agreement with PPG-Sipsy, a unit of PPG Industries, Inc., for exclusive manufacturing of LE for sale to the Company.

Following FDA approval of Lotemax and Alrex, BLP commenced product shipments in April 1998, providing the Company with its initial product revenues.

Dexanabinol (HU-211)

Dexanabinol (HU-211) is the Company's lead synthetic cannabinoid compound in a family of non psychotic cannabinoid molecules originally designed to avoid the psychotropic and sedative spectrum of cannabinometic agents, while retaining their beneficial properties as anti-emetics, analgesics and anti-glaucoma agents.

It is now well established that the psychotropic effects of cannabinoids are mediated via stereo selective (-) preferring receptors. Dexanabinol is a (+) optical isomer and does not interact with cannabinoid receptors. More importantly, it is a stereo selective, non-competitive antagonist of the glutamate NMDA receptor channel, activation of which is believed to play a key role in secondary neuronal damage due to head trauma, stroke and cardiac arrest. The molecule also has free radical scavenging properties, and anti-inflammatory properties (involving inhibition of TNF-[alpha] production). Both of these latter mechanisms are important for neuroprotection. Therefore, dexanabinol appears to have a unique modality to neuroprotection, combining three relevant mechanisms of action in a single molecule, which act at different time points of the neurotoxic process in head trauma, stroke and potentially other indications.

While head trauma and stroke are the highest priority indications for dexanabinol, its spectrum of activities has potential as an anti-inflammatory and protectant in other diseases such as glaucoma, Parkinson's and Alzheimer's diseases, as well as various other inflammatory conditions. Development of dexanabinol and other members of this family of compounds for these chronic indications are being explored at the preclinical level.

In several animal models (including closed head injury, focal and global forebrain ischemia and optic nerve crush), the drug has demonstrated significant neuroprotective activity. In these studies, a single injection of dexanabinol given after the injury resulted in a significant long-term functional improvement and an increase in neuronal survival.

In early 1996, a Phase I study of rising dose tolerance in healthy volunteers (50 subjects) showed dexanabinol to be safe and well tolerated at doses up to and including the expected therapeutic doses. Specifically, there were no hallucinations, sedation or blood pressure changes of the type reported with other glutamate antagonists. In late 1996, the Company commenced a Phase II study of head injured patients, which is targeted for completion in 1999. This study, conducted at six medical centers in Israel on patients with severe head injury, was reviewed and approved by the American Brain Injury Consortium (ABIC) and the European Brain Injury Consortium (EBIC).

On October 7, 1998, the Company announced the results of the first two cohorts of the three cohort Phase II Clinical Study involving 67 patients. Clinical endpoints established an excellent safety profile of the drug in the treated patients. There were no unexpected adverse experiences reported for either the drug treated or placebo group. Intracranial pressure above a threshold of 25 mmHg, an important risk factor and a predictor of poor neurological outcome, was significantly reduced in the drug-treated patients through the third day of treatment, without concomitant reduction in systolic blood pressure. The mortality rate of 10% (3/30) in the dexanabinol group compared favorably with a 13.5% rate in the placebo group (5/37). The investigators concluded that dexanabinol was shown to be safe and well tolerated in severe head trauma patients.

Neurological outcomes in the study, assessed periodically up to 6 months after injury, established a strong trend of efficacy. The percentage of patients achieving Good Neurological Outcome, the highest score on the five level Glasgow Outcome Scale used to assess the recovery of head trauma patients, was higher in the drug-treated group at each measurement. Among the most severely injured patients in the study, a better outcome was consistently observed among the drug treated group than among the placebo treated group. Patients received an intravenous injection of either dexanabinol or placebo within 6 hours of the injury. Demographically, all 67 patients were fairly representative of the characteristics describing severe head trauma.

Tamoxifen Analogs

Several diseases are currently treated with drugs that produce mild to dose-limiting CNS side effects. For instance, tamoxifen, which is used to treat breast cancer patients and has been approved for use as a prophylactic agent in healthy women at risk of developing the disease, causes hot flashes and may be associated with cognitive and affective deficits as well. Additionally, corticosteroids, used to treat chronic inflammatory and autoimmune diseases, cause psychotic reactions in some patients and have been shown to cause selective neuronal death in animals. Neuropathic pain could be treated by certain systemic anesthetics, but the resulting CNS side effects make such therapy unsafe. These side effects could be addressed by designing drugs with limited passage to the brain through the blood brain barrier (BBB).

In light of this concept, several analogs of tamoxifen with poor CNS uptake have been synthesized and tested in several animal models. Tamoxifen methiodide, a permanently charged tamoxifen derivative, was tested in animals (nude mice) inoculated with human breast cancer cells. Treatment resulted in rapid arrest of growth followed by tumor regression. Growth arrest was also observed in estrogen-independent tumors. The rate and magnitude of response was higher than that seen with tamoxifen itself. The compound retains the anti-osteoporotic effects of tamoxifen in bone but is considerably less active than tamoxifen as a utero trophic agent, demonstrating an improved therapeutic profile as compared to the parent compound.

Further preclinical pharmacology is underway to identify additional analogs of tamoxifen and to gain a fuller understanding of the mechanism of action.

Competition

The pharmaceutical industry is highly competitive. The Company competes with a number of pharmaceutical companies that have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established positions in the pharmaceutical industry may be better equipped than the Company to develop and market products in the markets the Company is seeking to enter. A significant amount of pharmaceutical research is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel.

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

Bausch & Lomb Pharmaceuticals, Inc.

On June 30, 1995, the Company signed a definitive agreement with BLP to manufacture and market Lotemax and Alrex, the Company's lead products, in the United States upon receipt of FDA approval. The agreement includes one other loteprednol etabonate-based product, LE-T, currently being co-developed by the Company and BLP. A second agreement signed December 12, 1996, extends BLP's rights to market these products in Europe, Canada and other selected countries pending regulatory approval.

Under the agreements, BLP will purchase the active drug substance from the Company. As of March 1999, BLP has provided the Company with a total of $5 million in cash advances and is entitled to recoup the advances by way of credits from sales of Lotemax, Alrex and line extension products. Another $1 million is due subject to receiving regulatory approval for LE-T in the United States. An additional $1.6 million in advances against future sales by BLP will be payable to the Company following receipt of regulatory clearance in certain markets outside of the United States. BLP collaborates in the development of these products by making available amounts up to 50% of their Phase III clinical trial costs. The Company retains certain conditional co-marketing rights in the U.S. to all of the products covered by the marketing agreement. As of December 31, 1998, the company had repaid $ .6 million of the cash advances from BLP by way of credits from sales of Lotemax and Alrex during 1998.

In a separate agreement completed in December 1996, BLP made a $2 million investment in the common stock of the Company.

Patents, Proprietary Rights and Licenses

Patents and Proprietary Rights

Proprietary protection generally has been important in the pharmaceutical industry, and the commercial success of products incorporating the Company's technologies may depend, in part, upon the ability to obtain strong patent protection.

Some of the technologies underlying the Company's potential products were invented or are owned by various third parties, including the University of Florida, Dr. Nicholas Bodor, and the Hebrew University of Jerusalem ("Hebrew University"). The Company is the licensee of these technologies under patents held by the applicable owner through licenses that generally remain in effect for the life of the applicable patent. The Company generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed and its own technology and files and prosecutes the relevant patent applications in the U.S. and foreign countries. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop its competitive position. The Company's policy is to protect its technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that it considers important to the development of its business. The Company intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products it develops. There can be no assurance that any additional patents will be issued, or if issued, that they will be of commercial benefit to the Company. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford.

The patent positions of pharmaceutical firms, including the Company, are uncertain and involve complex factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before or after the patent is issued. Consequently, the Company does not know whether any of the pending patent applications underlying the licensed technology will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it or its licensors, as the case may be, were the first creators of inventions covered by pending and issued patents or that it or its licensors, as the case may be, were the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that a court of competent jurisdiction, if issued, will uphold the patents relating to the licensed technology, or that a competitor's product will be found to infringe such patents.

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

Site-Specific Drugs. In the general category of site-specific drugs that are active mainly in the eye and have limited systemic side effects, the Company has licensed several patents from Dr. Nicholas Bodor. The earliest patents date from 1984 and the most recent from 1996. Some of these patents cover loteprednol etabonate-based products and its formulations.

Neuroprotective Agents. The Company has licensed from the Hebrew University, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering novel compounds that have demonstrated certain beneficial neuropharmacological activity while appearing to be devoid of most of the deleterious effects usually associated with this class of compounds. This group of patents has been designed to protect this family of compounds and their uses devised by the Company and the inventors. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 1997. These patents cover Dexanabinol, which is under development for the treatment of head trauma, stroke and other indications.

Tamoxifen Analogs. The Company has filed patent applications in the U.S., Israel, Australia, Canada, Japan and the European Patent Office to protect pharmaceutical compositions of Tamoxifen analogs and Tamoxifen Methiodide. In July 1997, a patent was issued by the U.S. Patent and Trademark Office with claims covering the use of permanently ionic derivatives of steroid hormones and their antagonists known as Tamoxifen Analogs. The patent also claims novel analogs of tamoxifen and other steroid hormones and their antagonists. The Company believes that these charged derivatives are superior to the parent compounds in that they are devoid of CNS side effects and show an overall improved pharmacological profile.

Emulsion-based Drug Delivery Systems. In the general category of SubMicron Emulsion (SME) technology, the Company licensed two patents from Hebrew
University and has separately filed ten patent applications that are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by the Company and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SME technology date from 1986 and the most recent from 1996. These patents cover Pilocarpine-SME, which is an improved formulation to treat glaucoma.

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

The activities required before a pharmaceutical product may be marketed in the U.S. begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and other end points and animal studies to assess the potential safety and efficacy of the product as formulated. The FDA, under a series of regulations called the Good Laboratory Practice regulations, regulates the conduct of preclinical studies. Violations of these regulations can, in some cases, lead to invalidation of the data from these studies, requiring such studies to be replicated.

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

The results of product development, preclinical studies and clinical studies and other information are submitted to the FDA in an NDA to seek approval for the marketing and interstate commercial shipment of the drug. With the NDA, a company must pay the FDA a user fee of $272,000 (for Fiscal Year 1999). Companies with less than 500 employees and no revenues from products may be eligible for an exception. This exception was granted to the Company in connection with the NDA for Lotemax and Alrex and reduced the fee by 50%, which is payable 12 months after the NDA is filed by the FDA. The FDA may refuse to file or deny an NDA if applicable regulatory requirements, such as compliance with Current Good Clinical Practice ("cGCP") requirements, are not satisfied or may require additional clinical testing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the requirements for approval. If the FDA does ultimately approve the product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer, and almost always seeks to require prior approval of promotional materials. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. After a product is filed for a given indication in an NDA, subsequent new indications or dosages for the same product are reviewed by the FDA via the filing and upon receipt of a Supplemental NDA ("sNDA") submission as well as payment of a separate user fee. The sNDA is more focused than the NDA and deals primarily with safety and effectiveness data related to the new indication or dosage, and labeling information for the sNDA indication or dosage. Finally, the FDA requires reporting of certain information, e.g., adverse experience reports, that becomes known to a manufacturer of an approved drug.

Each domestic drug product manufacturing establishment must be registered with, and approved by, the FDA and must pay the FDA a registration fee and annual maintenance fee. In addition, each such establishment must inform the FDA of every drug product it has in commercial distribution and keep such list updated. Establishments handling controlled substances must be licensed and are inspected by the U.S. Drug Enforcement Agency ("DEA"). Domestic establishments are also subject to inspection by the FDA for compliance with cGMP regulations after an NDA has been filed and thereafter, at least biennially. The labeling, advertising and promotion of drug products also must be in compliance with pertinent FDA regulatory requirements. Failure to comply with applicable requirements relating to production, distribution or promotion of a drug product can lead to FDA demands that production and shipment cease, and, in some cases, that product be recalled, or to enforcement actions that can include seizures, injunctions and criminal prosecution.

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

Various aspects of the Company's business and operations are also regulated by a number of other governmental agencies including the DEA, U.S. Department of Agriculture, Environmental Protection Agency and Occupational Safety and Health Administration as well as by other federal, state and local authorities. In addition, numerous foreign authorities would regulate any future international sales.

There continue to be a number of legislative and regulatory proposals aimed at changing the health care system. It is uncertain what, if any, legislative proposals will be adopted or what actions federal or state agencies, or third party payers may take in response to any health care reform proposals or legislation. Although the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals may have on its business, the uncertainty surrounding such proposals could have a material adverse effect on the Company.

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

Corporate History

Pharmos Corporation (the "Company"), a Nevada corporation, formerly known as Pharmatec, Inc., was incorporated under the laws of the State of Nevada on December 20, 1982. On October 29, 1992, the Company completed a merger (the "Merger") with Pharmos Corporation, a privately held New York corporation ("Old Pharmos"), and on October 30, 1992 exercised an option to acquire all of the outstanding shares of Xenon Vision, Inc., a privately held Delaware corporation ("Xenon"). Prior to the Merger, Old Pharmos was a biopharmaceutical company with proprietary drug delivery and formulation technologies, one of which involved an initial application of ophthalmic drugs, and another of which involved research pharmaceuticals with neuroprotective properties being developed for applications such as stroke and head trauma. Prior to the Merger, the Company was a publicly-held company primarily engaged in the development and testing of a chemical delivery system which has been shown in animal studies to permit the passage of drugs across the blood-brain barrier. Prior to its acquisition, Xenon was a research-based pharmaceutical company developing several patented products for the ophthalmic field. In April 1995, the Company acquired Oculon Corporation ("Oculon") a privately held development stage company with anti-cataract technologies.

Human Resources

As of March 15, 1999, the Company had 40 full time employees, 6 in the U.S. and 34 in Israel, of whom approximately 14 hold doctorate or medical degrees.

The Company's  employees are not covered by a collective  bargaining  agreement.
The  Company  has  never  experienced   employment-related  work  stoppages  and
considers its employee relations to be excellent.

Public Funding and Grants

The Company's subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") for research and development of Dexanabinol, SME technology for injection and nutrition as well as for research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes. The Company has received $2,203,199 under such agreements through December 31, 1998. The Company will be required to pay royalties to the Chief Scientist from 2% to 5% of product sales, if any, as a result of the research activities conducted with such funds.
Aggregate royalty payments are limited to the amount of funding received. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See "Conditions in Israel."

The Company has received certain funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F") to develop Lotemax and LE-T. The Company is required to pay royalties to BIRD-F of 2.5%, through September 1999, then 5% of product sales thereafter, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to 150% of the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel.

In April 1997, the Company signed an agreement with the Magnet consortium, operated by the Office of the Chief Scientist, for developing generic technologies and for the design and development of drug and diagnostic kits. Under such agreement, the Company is entitled to a non-refundable grant amounting to approximately 60% of the actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. To date, the Company has received grants totaling $543,587 pursuant to this agreement.

Conditions in Israel

The Company conducts significant operations in Israel through its subsidiary, Pharmos Ltd., and therefore is affected by the political, economic and military conditions to which that country is subject.

Pharmos Ltd. has received certain funding from the Chief Scientist with respect to its SME Technology and with respect to Dexanabinol. The proclaimed purpose of the legislation under which such funding was provided is to develop local industry, improve the state balance of trade and to create new jobs in Israel. Such funding prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel without the permission of the Chief Scientist. Although it is the Company's belief that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, there can be no assurance that such consent, if requested, would be granted upon terms satisfactory to the Company or granted at all.

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

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

At its Shareholder Meeting held on January 9, 1998 the stockholders of the Company elected the following persons as directors of the Company to hold office until the next annual meeting of the stockholders or until their successors are duly elected and qualified: Haim Aviv (26,386,186 votes for and 1,150,059 votes against), Stephen C. Knight (26,391,624 votes for and 1,144,621 votes against), David Schlachet (26,391,149 votes for and 1,145,096 votes against), Marvin P. Loeb (26,362,624 votes for and 1,173,621 votes against), E. Andrews Grinstead, III (26,391,624 votes for and 1,144,621 votes against), Fredric D. Price (26,391,624 votes for and 1,144,621 votes against) and Mony Ben Dor (26,391,149 votes for and 1,145,096 votes against). The stockholders of the Company also voted to adopt the Company's 1997 Incentive and NonQualified Stock Option Plan (24,091,679 voted in favor, 2,646,101 voted against and 269,097 abstained or were withheld). In addition, the stockholders of the Company voted to amend the Company's Restated Articles of Incorporation to increase the authorized capital stock of the Company to 60 million shares of common stock (24,533,973 voted in favor, 2,259,826 voted against and 213,078 abstained or were withheld).

At its Shareholder Meeting held on September 17, 1998 the stockholders of the Company elected the following persons as directors of the Company to hold office until the next annual meeting of the stockholders or until their successors are duly elected and qualified: Haim Aviv (27,980,414 votes for and 261,339 votes against), Stephen C. Knight (27,763,994 votes for and 357,089 votes against), David Schlachet (27,960,644 votes for and 251,089 votes against), Marvin P. Loeb (27,960,664 votes for and 251,089 votes against), E. Andrews Grinstead, III (27,859,994 votes for and 261,089 votes against), Mony Ben Dor (27,869,794 votes for and 251,289 votes against) and Georges Anthony Marcel (27,882,664 votes for and 359,089 votes against). The stockholders of the Company also voted to approve the issuance of certain shares of Common Stock upon conversion of the Company's Series C Convertible Participating Preferred Stock (6,869,765 voted in favor, 1,097,044 voted against and 301,089 abstained). In addition, the stockholders of the Company voted to amend the Company's 1997 Incentive and Non-Qualified Stock Option

Plan to increase the number of shares of Common Stock issuable under the plan from 600,000 to 1,000,000 (27,045,129 voted for, 1,026,621 voted against and
178,518 abstained).

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Marketsm. The following table sets forth the range of high and low bid prices for the Common Stock as reported on the NASDAQ National Market System and the Nasdaq SmallCap Market during the periods indicated.

Year ended December 31, 1998                               HIGH            LOW
----------------------------                               -----           -----

1st Quarter ....................................           $3.56           $1.63
2nd Quarter ....................................            3.28            2.47
3rd Quarter ....................................            2.75            1.44
4th Quarter ....................................            2.25            1.47

Year ended December 31, 1997                               HIGH            LOW
----------------------------                               -----           -----

1st Quarter ....................................           $1.94           $1.28
2nd Quarter ....................................            2.19            1.09
3rd Quarter ....................................            3.00            1.44
4th Quarter ....................................            3.00            1.66


The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On March 15, 1999, there were 462 record holders of the Common Stock of the Company and approximately 6,700 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in "street name".

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

Item 6.  Selected Financial Data

                                                                    Year Ended December 31,
                                                                    -----------------------
                                         1998               1997                1996                 1995               1994
                                     ------------        ------------        ------------        ------------        ------------
Revenues                             $  1,539,941                  --                  --        $     75,000        $      7,815

Gross Margin                            1,102,228                  --                  --                  --                  --

Operating expenses                     (6,109,809)         (8,563,091)         (8,354,991)         (8,253,666)        (13,036,461)

Loss Before Extraordinary Item         (4,663,347)         (8,233,547)         (8,077,210)         (8,096,085)        (12,955,299)

Extraordinary gain from
forgiveness of debt                            --             416,248                  --                  --                  --

Dividend embedded in
convertible preferred stock              (642,648)         (1,952,767)                 --                  --                  --
Preferred Stock dividends                (242,295)           (240,375)                 --                  --                  --

Net loss applicable to
common shareholders                  ($ 5,548,290)       ($10,010,441)       ($ 8,077,210)       ($ 8,096,085)       ($12,955,299)
                                     ============        ============        ============        ============        ============

Loss per share applicable
to common shareholders before
extraordinary gain - basic           ($      0.15)       ($      0.32)       ($      0.28)       ($      0.37)       ($      1.19)

Extraordinary gain per share                   --               (0.01)                 --                  --                  --
                                     ------------        ------------        ------------        ------------        ------------
Net loss per share applicable
to common shareholders - basic       ($      0.15)       ($      0.31)       ($      0.28)       ($      0.37)       ($      1.19)
                                     ============        ============        ============        ============        ============

Total assets                         $  8,066,670        $  8,421,841        $  7,468,293        $  9,461,654        $  4,289,416
                                     ============        ============        ============        ============        ============

Long term obligations                $  2,691,023        $  4,100,000        $  4,161,767        $  2,294,268        $     91,318
                                     ============        ============        ============        ============        ============

Cash dividends declared                        --                  --                  --                  --                  --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During 1998, the Company began to generate revenues from product sales, but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of $77,779,075 through December 31, 1998. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, merger and acquisition costs, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional operating expenses over the next several years as the Company's research and development and clinical trials programs continue. The Company's ability to achieve profitability is dependent on the level of revenues from the sale of drug substance to support Lotemax and Alrex coupled with its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and to develop the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Results of Operations

Years Ended December 31, 1998 and 1997

During the year ended December 31, 1998, the Company reported revenues from sale of product for the first time. Product sales commenced in April 1998, and revenues totaled $1,188,278 for the period. Additionally, the Company recorded license income of $351,663 for the year ended December 31, 1998 ($0 for the year ended December 31, 1997). The license income was primarily generated from a non-recurring payment received by the Company in exchange for the transfer of certain drug technology.

Cost of goods sold for the year ended December 31, 1998 totaled $437,713. Cost of goods sold includes the cost of the active drug substance and royalty payments.

Total operating expenses decreased $2,453,210 or 29%, from $8,563,019 in 1997 to $6,109,809 in 1998. The decrease in operating expenses is primarily due to a decrease in research and development expenses.

Net research and development expenses decreased by $1,972,125 or 36%, from $5,463,508 in 1997 to $3,491,383 in 1998. The decrease in R&D expense is primarily due to the closure of the company's R&D facilities in Florida during the fourth quarter of 1997, a lower than anticipated level of research and development expenditures at the Company's Israel facility and reduced regulatory expenses resulting from the granting of waivers for fees previously paid to the FDA.

Selling, general and administrative expenses decreased by $495,837 or 19%, from $2,632,477 in 1997 to $2,136,640 in 1998. The decrease is primarily due to costs incurred by the Company during 1997 under marketing agreements to supply Bausch & Lomb Pharmaceuticals, Inc. ("BLP") with certain specified quantities of loteprednol etabonate ("LE"). These quantities of LE, totaling $598,385, were purchased during 1997 for use in testing, manufacturing and various marketing activities, and were charged to results of operations in 1997. No such amounts were incurred in 1998.

Patent expenses increased by $2,626, or 1 %, from $211,316 in 1997 to $213,942 in 1998. This increase is due to the timing of completion of certain patent applications.

Depreciation and amortization expenses increased by $12,125, or 5 %, from $255,718 in 1997 to $267,844 in 1998, reflecting a higher level of purchases of fixed assets during 1998.

Interest and other income, net of interest and other expenses, increased by $14,762, or 4.5 %, from $329,472 in

1997 to $344,234 in 1998. Interest and other income, net, increased principally as a result of higher average cash balances during 1998.

Years Ended December 31, 1997 and 1996

Total operating expenses increased by $208,028, or 2.5 %, from $8,354,991 in 1996 to $8,563,019 in 1997. Marketing expenses totaling $598,385, which is comprised of bulk material purchases of LE, the active drug-substance of Lotemax and Alrex, were principally offset by reductions in research and development, net, patents, general and administrative and depreciation and amortization expenses.

Net research and development expenses decreased by $141,084, or 2.5%, from $5,604,592 in 1996 to $5,463,508 in 1997. The completion of the clinical trials associated with the Company's NDA submissions for LE resulted in a decrease in R&D expense. The company increased participation in approved R&D reimbursement programs that contributed to a reduction in R&D expense. Increased costs for toxicology studies for the LE-T program (a combination of LE and Tobramycin) and Dexanabinol, as well as activities to advance the manufacturing of LE, partially offset the decrease in R&D expense.

In accordance with its obligations under the Marketing Agreements to supply BLP with specified quantities of LE (the active drug-substance), the Company purchased quantities of LE and smaller quantities of a key reagent required for the manufacture of LE, in the amount of $2,403,012. Certain quantities of LE, totaling $598,385, that were purchased during 1997, for use in testing, and marketing activities (principally producing free samples of the product) were charged to results of operations in 1997. Purchases of LE that totaled $1,804,627 and were made subsequent to the Company being advised by the FDA that LE was an approvable drug have been recorded as inventory at December 31, 1997.

In September 1997, the Company signed an agreement terminating the 1992 licensing agreement with the University of Florida, and returned the rights to technologies that the Company had previously ceased developing. The termination agreement included a waiver of $416,249 in accounts payable due the University.

General and administrative expense increased by $509,079, or 24 %, from $2,123,392 in 1996 to $2,632,471 in 1997. The increase is primarily due to costs incurred to supply BLP with LE, totaling $598,385, partially offset by lower expenses associated with the completion of the Company's NDAs for Lotemax and Alrex as well as the closure of its Florida.

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

Years Ended December 31, 1996 and 1995

Total revenues decreased by $75,000 from 1995 to $-0- in 1996. The 1995 revenues resulted from the sublicensing of certain technologies that were not being actively developed by the Company.

Total operating expenses increased by $101,325, or 1%, from $8,253,666 in 1995 to $8,354,991 in 1996 due to increased research and development spending partially offset by lower general, administrative and other expenses.

Research and development expenses increased by $925,513, or 20%, primarily due to significant spending on clinical trails in 1996. During the past year, the company initiated and completed Phase III clinical trials of Lotemax for the treatment of uveitis and post cataract surgery as well as Phase III clinical trials of Alrex for the treatment of seasonal ocular allergies. In October of 1996, the Company commenced a Phase II study of HU-211 for severe head injury. In February 1997, the Company submitted an NDA for Alrex and in March 1997, the Company amended and supplemented the previously filed NDA for Lotemax with the results of the 1996 clinical trials. The increased clinical trial expenses were partially offset by cost saving measures taken by the Company in early 1995 that focused research and development activities on products which were closest to commercialization. BLP net reimbursements for clinical trials totaled $1.2 million during 1996, thereby reducing research and development expenses by this amount.

General and administrative costs decreased by $434,326, or 17%, in 1996. This reduction resulted primarily from the 1995 relocation of corporate headquarters from New York to the Company's existing facility in Alachua, Florida.

Patent expense decreased by $199,447, or 41%, in 1996. The company was able to reduce patent maintenance costs by returning to an original patent holder several patents covering technologies that were no longer being pursued. Further, the Company's in-house patent counsel now executes work previously undertaken by external patent attorneys.

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

Liquidity and Capital Resources

The Company had no sources of recurring revenues until the commencement of product sales in April 1998, and has incurred operating losses since its inception. At December 31, 1998, the Company has an accumulated deficit of $77,779,095. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $2.3 million, including cash and cash equivalents of $3.5 million, as of December 31, 1998. On February 4, 1998, the Company completed a private placement of convertible preferred stock and warrants that generated $5 million in gross proceeds. On December 10, 1998, the Company obtained a $10 million equity line of credit with a single institutional investor. During 1998, the Company received additional equity of $1.7 million from the exercise of warrants to purchase the Company's common stock.

Management believes that the equity line of credit, existing cash and cash equivalents combined with anticipated cash inflows from investment income, R&D grants and proceeds from sales of the drug substance for Lotemax and Alrex to BLP will be sufficient to support operations through the first half of 2000. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that would be required to continue the development of its products and bring them to commercial markets. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of Lotemax and Alrex, competition, and the ability to obtain additional financing. There can be no assurance that the Company will be successful in obtaining additional financing or commercializing its product candidates, or that Lotemax or Alrex will achieve market acceptance.

During 1997, the Company raised equity of $5.8 million through the issuance of common stock, convertible preferred stock and warrants. All net proceeds were available to fund the Company's operations. Pursuant to the U.S. Marketing agreement with BLP and following the NDA submission for Alrex, the Company received in March 1997, an additional $ 1 million in advances against future sales of the active drug substance (needed to manufacture the drug), $143,333 of which was advanced to the license holder. Cumulative advances from BLP as of December 31, 1998 totaled $5 million. BLP is entitled to recoup the advances by withholding certain amounts from the proceeds payable to the Company for purchases of the active drug substance used in the production of Lotemax, Alrex and line extension products. As of December 31, 1998, the outstanding advances from BLP amounted to $4.4 million. The Company may be obligated to repay such advances if it is unable to supply BLP with certain specified quantities of the active drug substance.

The Year 2000

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The directors, officers and key employees of the Company are as follows:

Name                          Age       Position
-----                         ----      -------
Haim Aviv, Ph.D.               59       Chairman, Chief Executive Officer,
                                          Chief Scientist and Director
Gad Riesenfeld, Ph.D.          55       President, Chief Operating Officer
Robert W. Cook                 43       Vice President Finance and
                                          Chief Financial Officer
Anat Biegon, Ph.D.             45       Vice President/Research and Development
Marvin P. Loeb                 72       Director
E. Andrews Grinstead III       53       Director
Stephen C. Knight, M.D.        39       Director
David Schlachet                53       Director
Mony Ben Dor                   53       Director
George Anthony Marcelt,
     M.D., Ph.D.               57       Director
Stephan Guttmann, Ph.D.        71       Director

Haim Aviv, Ph.D., is Chairman, Chief Executive Officer, Chief Scientist and a Director of the Company and co-founded in 1990, Pharmos Corporation, a New York corporation ("Old Pharmos"), which merged into the Company in October 1992 (the "Merger"). Dr. Aviv also served as Chairman, Chief Executive Officer, Chief Scientist and a Director of Old Pharmos prior to the Merger. Dr. Aviv was the co-founder in 1980 of Bio-Technology General Corp. ("BTG"), a publicly-traded company engaged in the development of products using recombinant DNA, its General Manager and Chief Scientist from 1980 to 1985, and a Director and Senior Scientific Consultant until August 1993. Prior to that time, Dr. Aviv was a professor of molecular biology at the Weizmann Institute of Science. Dr. Aviv is the principal stockholder of Avitek Ltd., a stockholder of the Company. Dr. Aviv is also an officer and/or significant stockholder of several privately held Israeli biopharmaceutical and venture capital companies.

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

Robert W. Cook was elected Vice President Finance and Chief Financial Officer of Pharmos in January 1998. From May 1995 until his appointment as the Company's Chief Financial Officer, he was a vice president in GE Capital's commercial finance subsidiary, based in New York. From 1977 until 1995, Mr. Cook held a variety of corporate finance and capital markets positions at The Chase Manhattan Bank, both in the U.S. and in several overseas locations. He was named a managing director of Chase in January 1986. Mr. Cook holds a degree in international finance from The American University, Washington, D.C.


Anat Biegon, Ph.D., has served as Vice President of Research and Development since December 1994. Dr. Biegon became head of Research and Development for the Company in 1994. From 1992 to 1994, Dr. Biegon was director of Pharmos Ltd.'s Department of Pharmacology. From 1991 to 1992, she was a Staff Physiologist at the University of California at Berkeley's Lawrence Berkeley Laboratory, Division of Research Medicine and Radiation Biophysics. From 1990 to 1991, Dr. Biegon was a Research Associate Professor in the Department of Psychiatry at New York

University Medical Center. From 1988 to 1990, she was an Associate Professor in the Department of Neurobiology at the Weizmann Institute of Science. Dr. Biegon resigned from her position effective April 1999 in order to pursue other interests. She will, however, continue to support the dexanabinol development program and will be working with the Company through 1999.

Marvin P. Loeb, a Director, was Chairman of the Board of the Company (then known as Pharmatec, Inc.) from December 1982 through October 1992, and has remained a Director of the Company since 1992. He has been Chairman of Trimedyne, Inc. (and its subsidiaries), a publicly-held company engaged in the manufacture of lasers, optical fibers and laser delivery systems, since April 1981; a Director of Gynex Pharmaceuticals, Inc., from April 1986 until its merger with and into Biotechnology General Corporation in 1993, a publicly-held company engaged in the development and commercialization of pharmaceutical products. A Director and Chairman of Automedix Sciences, Inc. from September 1980 until August 1997. Automedix Sciences, Inc. changed its name to COMC, Inc. in August 1997 and is a publicly held voice and data transmission company. Chairman of Cardiomedics, Inc., a privately held company engaged in the development of heart assist devices, since May 1986. President and Director of Marvin P. Loeb & Co. since 1965, and Master Health Services, Inc. since 1972, both of which are family-held companies engaged in licensing of inventions and financial consulting.

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

Stephen C. Knight, M.D., a Director of the Company since November 1994, is Chief Financial Officer, Senior Vice President Finance &Corporate Development, of Epix Medical, Inc. Prior to joining Epix Medical in July 1996, Dr. Knight was a Senior Consultant at Arthur D. Little, Inc., where he specialized in R&D valuations, and mergers and acquisitions in the pharmaceutical, biotechnology, health care information, medical equipment and diagnostic industries. Prior to joining Arthur D. Little, Dr. Knight worked as a consultant at APM, Inc. Dr. Knight has performed medical research at the National Institutes of Health, AT&T Bell Laboratories, and Yale and Columbia Universities. Dr. Knight holds an M.D. from the Yale University School of Medicine and an MBA from the Yale School of Organization and Management.

David Schlachet, a Director of the Company since December 1994, has served as the Chairman of Elite Industries Ltd. from July 1997. From January 1996 to June 1997, Mr. Schlachet served as the Vice President of the Strauss Group and Chief Executive Officer of Strauss Holdings Ltd. The Strauss Group is Israel's largest privately owned food manufacturer. Mr. Schlachet was Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel from 1990 to December, 1995. Mr. Schlachet was responsible for the Institute's administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. Mr. Schlachet is a Director of Taya Investment Company Ltd., an Israeli publicly-held investment company.

Mony Ben Dor, a Director of the Company since September 1997, has been Vice President of The Israel Corporations, Ltd. since May 1997, and chairman of two publicly traded subsidiaries: H.L. Finance and Leasing and Albany Bonded International Trade. He is also a director of a number of subsidiary companies of Israel Chemicals Ltd. From 1992 to 1997, Mr. Ben Dor was Vice President of Business Development for Clal Industries Ltd. (a subsidiary of Clal Israel), which is one of the leading investment groups in Israel. He was actively involved in the acquisition of companies including Jaffora Ltd. and a portfolio of pharmaceutical companies including Pharmaceutical Resources Inc. and Finetech Ltd. He served as a director representing Clal Industries in all of the acquired companies as well as other companies of Clal Industries. Prior to his position at Clal Industries Ltd., Mr. Ben Dor served as Business Executive at the Eisenberg Group of companies.

Georges Anthony Marcel, M.D., Ph.D., a Director of the Company since September 1998, is President and Chief Executive Officer of TMC Development S.A., a biopharmaceutical consulting firm based in Paris, France. Prior to founding TMC Development in 1992, Dr. Marcel held a number of senior executive positions in the pharmaceutical industry, including Chief Executive Officer of Amgen's French subsidiary, Vice President of Marketing for Rhone-Poulenc Sante and Director of Development for Roussel-Uclaf. Dr. Marcel teaches biotechnology industrial issues and European regulatory affairs at the Faculties of Pharmacy of Paris and Lille. Dr. Marcel is also a member of the Gene Therapy Advisory Committee at the French Medicines Agency.

Stephan Guttmann, Ph.D., a Director of the Company since December 1998, retired as Senior Vice President of Research and Development at Sandoz Pharma Ltd., which merged with Ciba-Geigy in 1997 to form Novartis. Earlier in his career, Dr. Guttmann lead Sandoz' Worldwide Pharma Research and Development. Prior to that, at the Sandoz Pharmaceutical Chemical Research Department, Dr. Guttmann held a variety of positions including head of the Pharmaceutical Development and Preclinical Research departments. Dr. Guttmann has served on the board of Systemix and the Scientific Advisory Board of Sequana Pharmaceuticals and is currently on the boards of Modex Pharmaceuticals.

Section 16 Filings

No person who, during the fiscal year ended December 31, 1998, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of securities of the Company registered under
Section 12 of the Securities Exchange Act of 1934 (the "Act"), a "Reporting Person" failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11.  Executive Compensation

The following table summarizes the total compensation of the Chief Executive Officer of the Company for 1998 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 1998.

Summary Compensation Table

                                     Annual Compensation                                                  Long Term Compensation
                                    --------------------                                               -----------------------------

                                                                                                                           Stock
Name/                                                                                                  Restricted        Underlying
Principal Position                   Year         Salary           Bonus                Other            Stock            Options
-----------------                    ----         ------           -----              ----------       ----------        ----------
Haim Aviv, Ph.D
Chairman, Chief                     1998         $236,347                             $  4,197(1)                         100,000
Executive Officer, and              1997         $227,471         $ 40,000            $ 16,119(1)
Chief Scientist                     1996         $236,453                             $ 27,435(1)

Gad Riesenfeld, Ph.D
President and                       1998         $175,000         $ 25,000            $ 50,728(2)                          80,000
Chief Operating Officer             1997         $175,000                             $ 44,948(2)
                                    1996         $150,000                             $ 43,798(2)

Robert W. Cook
Vice President Finance              1998         $165,000         $ 20,000            $  4,800(1)                         150,000
and Chief Financial Officer

Anat Biegon, Ph.D
Vice President of                   1998         $ 88,830         $ 14,396            $ 23,490(1)                          60,000
Research and                        1997         $ 81,873         $ 20,456            $ 27,860(1)
Development                         1996         $ 85,516                             $ 26,565(1)


(1) Consists of contributions to insurance premiums, car allowance and car expenses.

(2) Consists of housing allowance, contributions to insurance premiums, and car allowance.

The following tables set forth information with respect to the named executive officers concerning the grant, repricing and exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

Option Grants for the YearEnded December 31, 1998

                               Common Stock
                                Underlying          % of Total Options
                                 Options               Granted to         Exercise Price
                                 Granted                Employees            per Share       Expiration Date
                              ------------          ------------------    --------------     ---------------
Haim Aviv, Ph.D                  100,000                   15.2%              $  2.78             5/18/08

Gad Riesenfeld, Ph.D              80,000                   12.2%              $  2.78             5/18/08

Robert W. Cook                   100,000                   15.2%              $  2.00              1/1/08
                                  50,000                    7.6%              $  2.78             5/18/08

Anat Biegon, Ph.D                 60,000                    9.1%              $  2.78             5/18/08

Aggregated Option Exercises
for the Year Ended December 31, 1998
and Option Values as of December 31, 1998:

                                                                                                           Value of Unexercised
                                                                                                         In-the-Money Options at
                                       Number of                          Number of Unexercised              December 31, 1998
                                        Shares                         Options at December 31, 1998      -----------------------
                                       Acquired on      Value          ------------------------------
Name                                   Exercise        Realized         Exercisable     Unexercisable    Exercisable   Unexercisable
----                                   -----------    --------         ------------     -------------    -----------   -------------
Haim Aviv, Ph.D                            0                0             312,376          112,000          $  --          $  --


Gad Riesenfeld, Ph.D                       0          $60,022(1)           71,333           88,000          $  --          $  --


Robert W. Cook                             0                0              25,000          125,000          $  --          $  --


Anat Biegon, Ph.D                          0                0              44,533           66,000          $  --          $  --

(1) Represents 43,750 shares

Stock Option Plans

It is currently the Company's policy that all full time key employees are considered annually for the possible grant of stock options, depending upon employee performance. The criteria for the awards are experience, uniqueness of contribution to the Company and level of performance shown during the year. Stock options are intended to improve loyalty to the Company and help make each employee aware of the importance of the business success of the Company.

As of December 31, 1998, the Company has 1,551,101 options to purchase shares of the Company's Common Stock outstanding under various option plans, 536,765 of which are non-qualified options. A summary of the various established stock option plans is as follows:

1991 Plan. Old Pharmos established a stock option plan in 1991. There are currently 11,476 options outstanding under this plan and it is anticipated that future grants of stock options will not be made from this plan.

1992 Plan. The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate will again be available for options to be issued under the 1992 Plan. As of December 31, 1998, there were options to purchase 701,166 shares of the Company's Common Stock outstanding under this plan. Each option granted outstanding under the 1992 plan as of December 31, 1998 expire by January 2008. It is anticipated that future grants of stock options will not be made from this plan.

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

The maximum number of shares of Common Stock available for issuance under the 1997 Plan, as amended, is 1,000,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan that expire or terminate will again be available for options to be issued under the 1997 Plan.

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

1997 Employees and Directors Warrants Plan

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 1,030,000 Warrants to purchase 1,030,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 955,000 were granted at an exercise price of $1.59 per share and 75,000 were granted and an exercise price of $1.66 per share (together, the "1997 Employees Warrants"). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 100,000 Warrants to purchase 100,000 shares of Common Stock were granted to directors of the Company at an exercise price of $1.59 per share (the "1997 Directors Warrants") on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2003. At December 31, 1998, there were 845,750 1997 Employees Warrants at $1.59, 10,000 1997 Employees Warrants at $1.66 and 95,000 1997 Directors Warrants at $1.59 outstanding.

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

Employment/Consulting Contracts/Directors' Compensation

Haim Aviv, Ph.D. In addition to serving as Chairman of the Board and Chief Executive Officer of the Company, Dr. Aviv has provided consulting services under a consulting agreement with an initial three-year term ended May 3, 1993. The term automatically renews for additional one-year periods unless either the Company or Dr. Aviv terminates the agreement at least 90 days prior to a scheduled expiration date. The agreement has been renewed on an annual basis and presently expires on May 3, 1999. Dr. Aviv is entitled to severance pay equal to 25% of his salary in the event of termination or non-renewal without cause. Under the agreement, Dr. Aviv is required to render certain consulting services to the Company and in consideration therefore, Dr. Aviv is entitled to receive $170,000 per year, subject to yearly increases and review.

The Company's subsidiary, Pharmos Ltd., employs Dr. Aviv as its Chief Executive Officer under an employment agreement with Dr. Aviv pursuant to which Dr. Aviv receives $50,000 per year, subject to yearly increases and review. Dr. Aviv is required to devote at least 50% of his business time and attention to the business of Pharmos, Ltd. and to serve on its Board of Directors.

Gad Riesenfeld, Ph.D. In October 1992, Old Pharmos entered into a one-year employment agreement with Dr. Riesenfeld, which is automatically renewable for successive one-year terms unless either party gives three months prior notice of non-renewal. Under the Agreement, Dr. Riesenfeld devotes his full time to serving as President and Chief Operating Officer of the Company. Dr. Riesenfeld's annual gross salary is $185,000.

Robert W. Cook In January 1998, the Company entered into a one-year employment agreement with Mr. Cook, which is automatically renewable for successive one-year terms unless either party gives three months prior notice of non-renewal. Under the Agreement, Mr. Cook devotes his full time to serving as Vice President Finance and Chief Financial Officer of the Company. Mr. Cook's annual gross salary is $175,000.

Directors' Compensation. In 1998, Directors did not receive any compensation for service on the Board or for attending Board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 15, 1999, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company's Common Stock, (ii) each of the Company's Directors, and
(iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.

                                                 Amount of
Name and Address of                              Beneficial             Percentage of
Beneficial Ownership                              Ownership               Total (1)
--------------------                             ----------             -------------
Haim Aviv, Ph.D.(2)                               1,349,305               3.3%
c/o Pharmos Ltd.
Kiryat Weitzman
Rehovot, Israel

Marvin P. Loeb(3)                                   305,646                  *
Trimedyne, Inc.
2810 Barranca Road
Irvine, CA 92714

E. Andrews Grinstead III(4)                         115,738                  *
Hybridon, Inc.
One Innovation Drive
Worcester, MA 01605

Stephen C. Knight, M.D.(4)                            8,333                  *
Epix Medical, Inc.
71 Rogers Street
Cambridge, MA 02142

David Schlachet(4)                                   20,000                  *
Strauss Ltd.
16 Bazel Street
Petach-Tikva, Israel 49510

Mony Ben Dor(4)                                       1,875                  *
The Israel Corporation
4 Weizman St
Tel-Aviv 61336, Israel

Georges Anthony Marcel, M.D., Ph.D                        0                  *
c/o TMC Development
9, rue de Magdebourg
75116 Paris France

Stephan Guttmann, Ph.D.                                   0                  *
Hegenheimermattweg
CH-4123 Allschwil
Switzerland

All Directors and                                 2,083,013               5.0%
Executive Officers as a group
(11 persons)(5)

----------

*    Indicates ownership of less than 1%.

(1)  Based  on  40,538,685  shares  of  Common  Stock  outstanding,   plus  each
     individual's currently exercisable warrants or options. Assumes that no other individual will exercise any warrants and/or options.

(2) Includes 276,153 shares of Common Stock held in the name of Avitek Ltd., of which Dr. Aviv is the Chairman of the Board of Directors and the principal stockholder, and, as such, shares the right to vote and dispose of such shares. Also includes currently exercisable options to purchase 437,376 shares of Common Stock.

(3) Held jointly with his wife. Also includes currently exercisable options and warrants to purchase 60,000 shares of Common Stock. Does not include shares held by his adult children, his grandchildren or a trust for the benefit of his grandchildren.

(4) Consists of currently exercisable options and warrants to purchase Common Stock.

(5) Based on the number of shares of Common Stock outstanding, plus 915,438 currently exercisable warrants and options held by the Directors and executive officers.

Item 13.  Certain Relationships and Related Transactions

     None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements and Exhibits

          (1)  FINANCIAL STATEMENTS

               Report of Independent Accountants

               Consolidated Balance Sheets at December 31, 1998 and 1997

               Consolidated   Statements  of  Operations  for  the  years  ended
               December 31, 1998, 1997 and 1996

               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

     4(a)(l) Private Equity Line of Credit Agreement dated as of December 10, 1998 between the Company and the Investor (Incorporated by reference to the Company's Current Report 8-K filed on December 23, 1998).

     4(a)(m) Amendment Agreement dated as of December 18, 1998 between the Company and Dominion Capital Fund, Ltd. (Incorporated by reference to the Company's Current Report 8-K filed on December 23, 1998).

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

     10(a)(a) Employment Agreement, dated December 15, 1997, between the Company and Robert W. Cook ( Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

21   Subsidiaries of the Registrant

     21(a) Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23   Consent of Experts

     23(a)     Consent of PricewaterhouseCoopers LLP**

27   Financial Data Schedule**

----------
**   Filed herewith.

(1) Confidential information is omitted and identified by a * and filed separately with the SEC.


(b)  Reports on Form 8-K

     Since October 1, 1998, the Company has one report on Form 8-K, dated December 23, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               PHARMOS CORPORATION

               By: /s/ HAIM AVIV
               ----------------------------------------------
               Dr. Haim Aviv, Chairman of the Board and Chief
               Executive Officer (Principal Executive Officer)

         Date: March 30, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title                                   Date
---------                         -----                                   ----
/s/ Robert W. Cook                Chief Financial Officer (Principal      March 30, 1999
-----------------------------     Financial and Accounting Officer),
Robert W. Cook                    and Secretary


/s/ Gad Riesenfeld                President, Chief Operating Officer      March 30, 1999
-----------------------------
Gad Riesenfeld


/s/ Marvin P. Loeb                Director                                March 30, 1999
-----------------------------
Marvin P. Loeb


/s/ E. Andrews Grinstead III      Director                                March 30, 1999
-----------------------------
E. Andrews Grinstead III


/s/ Stephen C. Knight             Director                                March 30, 1999
-----------------------------
Stephen C. Knight


/s/ David Schlachet               Director                                March 30, 1999
-----------------------------
David Schlachet


/s/ Mony Ben Dor                  Director                                March 30, 1999
-----------------------------
Mony Ben Dor


/s/ Georges Anthony Marcel        Director                                March 30, 1999
-----------------------------
Georges Anthony Marcel


/s/ Stephan Guttmann              Director                                March 30, 1999
-----------------------------
Stephan Guttmann

                               Pharmos Corporation
                   Index to Consolidated Financial Statements


Report of Independent Accountants                                           F-2

Consolidated balance sheets as of December 31, 1998 and 1997                F-3

Consolidated statement of operations for the years ended
      December 31, 1998, 1997 and 1996                                      F-4

Consolidated statement of changes in shareholders' (deficit) equity
        for the years ended December 31, 1998, 1997 and 1996                F-5

Consolidated statement of cash flows for the years ended
        December 31, 1998, 1997 and 1996                                    F-6

Notes to consolidated financial statements                                  F-7

                        Report of Independent Accountants


To the Board of Directors and
Shareholders of Pharmos Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 1998 has an accumulated deficit of $77,779,075 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers  LLP
New York, New York
March 1, 1999

Pharmos Corporation
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                               December 31,
                                                                                   ----------------------------------
                                                                                        1998                  1997
                                                                                   ------------          ------------
Assets
Current assets:
  Cash and cash equivalents                                                        $  3,452,916          $  4,423,389
  Inventories                                                                         1,727,096             1,804,627
  Grants  and other receivables                                                         550,057               237,655
  Prepaid royalties                                                                     259,488               143,333
  Prepaid expenses and other current assets                                             206,793               171,299
                                                                                   ------------          ------------
    Total current assets                                                              6,196,350             6,780,303
Fixed assets, net                                                                     1,181,030               703,428
Prepaid royalties, net of current portion                                               366,152               573,334
Intangible assets, net                                                                  244,738               291,262
Other assets                                                                             78,400                73,514
                                                                                   ------------          ------------
      Total assets                                                                 $  8,066,670          $  8,421,841
                                                                                   ============          ============

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
  Long term debt, current portion                                                  $         --          $     55,253
  Accounts payable                                                                      936,899             2,576,968
  Accrued expenses                                                                      679,737               809,869
  Accrued wages and other compensation                                                  456,575               401,285
  Advances against future sales                                                       1,836,231             1,000,000
                                                                                   ------------          ------------
      Total current liabilities                                                       3,909,442             4,843,375

Advances against future sales, net of current portion                                 2,591,023             4,000,000
Other liabilities                                                                       100,000               100,000
                                                                                   ------------          ------------
    Total liabilities                                                                 6,600,465             8,943,375

Shareholders' (deficit) equity:
  Preferred stock, $.03 par value, 1,250,000 shares authorized:
    Series B convertible, 0 and 2,755 shares outstanding, respectively
      (liquidation preference of $0 and $2,755,000, respectively)                            --                    83
    Series C convertible, 1,500 and 0 shares outstanding, respectively
      (liquidation preference of $1,500,000 and $0, respectively)                            45                    --
    Common stock, $.03 par value; 60,000,000 shares authorized,
      39,800,112 and 34,391,638 shares issued and
      outstanding (excluding $551 in 1998 and 1997,
      held in Treasury) in 1998 and 1997, respectively                                1,193,452             1,031,197
    Paid in capital                                                                  78,051,783            70,516,913
    Accumulated deficit                                                             (77,779,075)          (72,069,727)
                                                                                   ------------          ------------
      Total shareholders' (deficit) equity                                            1,466,205              (521,534)
                                                                                   ------------          ------------

Commitments and contingencies
      Total liabilities and shareholders' (deficit) equity                         $  8,066,670          $  8,421,841
                                                                                   ============          ============

   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                                            Year Ended December 31,
                                                                             ------------------------------------------------------
                                                                                 1998                 1997                 1996
                                                                             ------------         ------------         ------------
Revenues:
       Product sales                                                         $  1,188,278         $         --         $         --
       License fee                                                                351,663                   --
                                                                             ------------         ------------         ------------
Total Revenues                                                                  1,539,941                   --                   --

Cost of Goods Sold                                                                437,713                   --                   --
                                                                             ------------         ------------         ------------
Gross Margin                                                                    1,102,228                   --                   --
                                                                             ------------         ------------         ------------
Expenses:
        Research and development, net                                           3,491,383            5,463,508            5,604,592
        Selling, general and administrative                                     2,136,640            2,632,477            2,123,392
        Patents                                                                   213,942              211,316              281,412
        Depreciation and amortization                                             267,844              255,718              345,595
                                                                             ------------         ------------         ------------

                    Total operating expenses                                    6,109,809            8,563,019            8,354,991
                                                                             ------------         ------------         ------------

Loss from operations                                                           (5,007,581)          (8,563,019)          (8,354,991)
Other income (expenses):
        Interest income                                                           315,336              330,453              323,097
        Other income (expenses), net                                               38,844               16,365               (9,393)
        Interest expense                                                           (9,946)             (17,346)             (35,923)
                                                                             ------------         ------------         ------------
                    Other income (expenses), net                                  344,234              329,472              277,781
                                                                             ------------         ------------         ------------
Loss before extraordinary item                                                 (4,663,347)          (8,233,547)          (8,077,210)
Extraordinary gain from forgiveness of debt,
        net of $0 of income taxes (Note 4)                                             --              416,248                   --
                                                                             ------------         ------------         ------------

Net loss                                                                       (4,663,347)          (7,817,299)          (8,077,210)

Less:  Dividend embedded in convertible preferred
                    stock (Note 8)                                               (642,648)          (1,952,767)                  --
           Preferred stock dividends                                             (242,295)            (240,375)                  --
                                                                             ------------         ------------         ------------
Net loss applicable to common shareholders                                   $ (5,548,290)        $(10,010,441)        $ (8,077,210)
                                                                             ============         ============         ============
Loss per share applicable to common shareholders
        before extraordinary gain - basic and diluted                        $       (.15)        $       (.32)        $       (.28)
Extraordinary gain per share                                                           --                  .01                   --
                                                                             ------------         ------------         ------------
Net loss per share applicable to common
         shareholders - basic and diluted                                    $       (.15)        $       (.31)        $       (.28)
                                                                             ============         ============         ============
Weighted average shares outstanding - basic and diluted                        37,277,186           32,442,981           29,291,401
                                                                             ============         ============         ============

The accompanying notes are an integral part of these financial statements.

Pharmos Corporation
Consolidated Statements of Changes in Shareholders' Equity (Note 8)
================================================================================

                                                                                                           Series A Convertible
                                                                                 Common Stock                  Preferred Stock
                                                                           Shares          Amount         Shares          Amount
                                                                        ------------    ------------   ------------    ------------
December 31, 1995                                                         29,149,039        $874,471

Warrant exercise                                                              99,286           2,978
Issuance of preferred stock, net of offering costs                                                            1,900             $57
     of $18,000
Private placement of common stock                                          1,479,200          44,376
Warrant grant to consultants
Net loss
                                                                        ------------    ------------   ------------    ------------
December 31, 1996                                                         30,727,525         921,825          1,900              57

Issuance of preferred stock, net of offering costs
     of $260,000
Warrant exercises                                                             37,500           1,125
Conversion of Series A preferred stock                                     1,492,943          44,788         (1,900)            (57)
Common Stock Dividend upon conversion of P/S                                  47,265           1,418
Conversion of Series B preferred stock                                     2,000,215          60,006
Common Stock Dividend upon conversion of P/S                                  86,190           2,586
Dividend embedded in convertible preferred stock
Net loss
                                                                        ------------    ------------   ------------    ------------
December 31, 1997                                                         34,391,638       1,031,748              0               0

Issuance of C preferred stock, net of offering costs
     of $411,135
Warrant and option exercises                                                 970,728          29,122
Conversion of Series B preferred stock                                     1,704,978          51,149
Common Stock Dividend upon conversion of P/S,                                 34,904           1,047
Conversion of Series C preferred stock                                     2,230,010          66,900
Common Stock Dividend upon conversion of P/S,                                 69,947           2,098
Issuance of Common Stock - equity credit line, net                           397,907          11,938
Dividend embedded in convertible preferred stock
Preferred Stock Dividends
Net loss
                                                                        ------------    ------------   ------------    ------------
December 31, 1998                                                         39,800,112      $1,194,003              0              $0
                                                                        ============    ============   ============    ============

                                                                             Series B Convertible          Series C Convertible
                                                                                Preferred Stock               Preferred Stock
                                                                             Shares          Amount        Shares         Amount
                                                                         ------------    ------------   ------------   ------------
December 31, 1995

Warrant exercise
Issuance of preferred stock, net of offering costs
     of $18,000
Private placement of common stock
Warrant grant to consultants
Net loss
                                                                         ------------    ------------   ------------   ------------
December 31, 1996                                                                   0              $0              0             $0

Issuance of preferred stock, net of offering costs
     of $260,000                                                                6,000             180
Warrant exercises
Conversion of Series A preferred stock
Common Stock Dividend upon conversion of P/S
Conversion of Series B preferred stock                                         (3,245)            (97)
Common Stock Dividend upon conversion of P/S
Dividend embedded in convertible preferred stock
Net loss
                                                                         ------------    ------------   ------------   ------------
December 31, 1997                                                               2,755              83              0              0

Issuance of C preferred stock, net of offering costs                                                           5,000            150
     of $411,135
Warrant and option exercises
Conversion of Series B preferred stock                                         (2,755)            (83)
Common Stock Dividend upon conversion of P/S,
Conversion of Series C preferred stock                                                                        (3,500)          (105)
Common Stock Dividend upon conversion of P/S,
Issuance of Common Stock - equity credit line, net
Dividend embedded in convertible preferred stock
Preferred Stock Dividends
Net loss
                                                                         ------------    ------------   ------------   ------------
December 31, 1998                                                                   0              $0          1,500            $45
                                                                         ============    ============   ============   ============

                                                                           Paid-in
                                                                          Capital in    Accumulated           Treasury Stock
                                                                         Excess of Par    Deficit          Shares         Amount
                                                                         -------------  ------------    ------------   ------------
December 31, 1995                                                         $58,763,797   $(54,024,742)         18,356          $(551)

Warrant exercise                                                               55,522
Issuance of preferred stock, net of offering costs                          1,881,943
     of $18,000
Private placement of common stock                                           1,955,624
Warrant grant to consultants                                                   12,000
Net loss                                                                                  (8,077,210)
                                                                         ------------   ------------    ------------   ------------
December 31, 1996                                                          62,668,886    (62,101,952)         18,356           (551)

Issuance of preferred stock, net of offering costs
     of $260,000                                                            5,739,820
Warrant exercises                                                              66,375
Conversion of Series A preferred stock                                        (44,731)
Common Stock Dividend upon conversion of P/S                                   59,345        (60,763)
Conversion of Series B preferred stock                                        (59,909)
Common Stock Dividend upon conversion of P/S                                  134,360       (136,946)
Dividend embedded in convertible preferred stock                            1,952,767     (1,952,767)
Net loss                                                                                  (7,817,299)
                                                                         ------------   ------------    ------------   ------------
December 31, 1997                                                          70,516,913    (72,069,727)         18,356           (551)

Issuance of C preferred stock, net of offering costs                        4,588,715
     of $411,135
Warrant and option exercises                                                1,649,212
Conversion of Series B preferred stock                                        (51,067)
Common Stock Dividend upon conversion of P/S,                                  53,724         (54,771)
Conversion of Series C preferred stock                                        (66,795)
Common Stock Dividend upon conversion of P/S,                                 104,189        (106,287)
Issuance of Common Stock - equity credit line, net                            371,949
Dividend embedded in convertible preferred stock                              642,648        (642,648)
Preferred Stock Dividends                                                     242,295        (242,295)
Net loss                                                                                  (4,663,347)
                                                                         ------------   ------------    ------------   ------------
December 31, 1998                                                         $78,051,783   $(77,779,075)         18,356          $(551)
                                                                         ============   ============    ============   ============

                                                                                Total
                                                                            Shareholders'
                                                                               Equity
                                                                            ------------
December 31, 1995                                                             $5,612,975

Warrant exercise                                                                  58,500
Issuance of preferred stock, net of offering costs                             1,882,000
     of $18,000
Private placement of common stock                                              2,000,000
Warrant grant to consultants                                                      12,000
Net loss                                                                      (8,077,210)
                                                                            ------------
December 31, 1996                                                              1,488,265

Issuance of preferred stock, net of offering costs
     of $260,000                                                               5,740,000
Warrant exercises                                                                 67,500
Conversion of Series A preferred stock                                                 0
Common Stock Dividend upon conversion of P/S                                           0
Conversion of Series B preferred stock                                                (0)
Common Stock Dividend upon conversion of P/S                                           0
Dividend embedded in convertible preferred stock                                       0
Net loss                                                                      (7,817,299)
                                                                            ------------
December 31, 1997                                                               (521,534)

Issuance of C preferred stock, net of offering costs                           4,588,865
     of $411,135
Warrant and option exercises                                                   1,678,334
Conversion of Series B preferred stock                                                 0
Common Stock Dividend upon conversion of P/S,                                          0
Conversion of Series C preferred stock                                                 0
Common Stock Dividend upon conversion of P/S,                                          0
Issuance of Common Stock - equity credit line, net                               383,887
Dividend embedded in convertible preferred stock                                       0
Preferred Stock Dividends                                                              0
Net loss                                                                      (4,663,347)
                                                                            ------------
December 31, 1998                                                             $1,466,205
                                                                            ============

Pharmos Corporation
Consolidated Statement of Cash Flows
------------------------------------------------------------------------------

                                                                                           Year Ended December 31,
                                                                                  1998                 1997                 1996
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
   Net loss                                                                   $(4,663,347)         $(7,817,299)         $(8,077,210)
   Adjustments to reconcile net loss to net
     cash flow used in operating activities:
      Depreciation and amortization                                               267,844              255,718              345,595
      Loss on disposal of fixed assets                                                 --               41,560                   --
      Warrant grant to consultants                                                     --                   --               12,000
      Extraordinary gain from forgiveness of debt                                      --             (416,248)
   Changes in operating assets and liabilities
      Inventory                                                                    77,531           (1,804,627)                  --
      Grants and other receivables                                               (312,402)             121,364             (254,758)
      Prepaid expenses and other current assets                                   (35,494)              76,064              239,000
      Advanced royalties                                                           91,027             (143,333)            (573,334)
      Other assets                                                                 (4,887)             114,958                   --
      Accounts payable                                                         (1,640,069)           2,145,801              108,059
      Accrued expenses                                                           (130,132)             312,248              (18,413)
      Accrued wages and other compensation                                         55,290               43,304              152,645
      Other liabilities                                                                --               48,881             (184,360)
                                                                              -----------          -----------          -----------
      Net cash used in operating activities                                    (6,294,639)          (7,021,609)          (8,250,776)
                                                                              -----------          -----------          -----------
Cash flows from investing activities:
     Purchases of fixed assets, net                                              (698,921)            (324,769)             (73,028)
                                                                              -----------          -----------          -----------
         Net cash used in investing activities                                   (698,921)            (324,769)             (73,028)
                                                                              -----------          -----------          -----------
Cash flows from financing activities:
        Advances against future sales                                            (572,746)           1,000,000            2,122,859
        Proceeds from issuance of common stock
              and exercise of warrants and options, net                         1,678,334               67,500            2,058,500
        Proceeds from issuance of preferred stock, net                          4,588,865            5,740,000            1,882,000
        Proceeds from exercise of equity credit line                              383,887                   --                   --
        Payments of loans payable                                                 (55,253)            (170,639)             (49,440)
                                                                              -----------          -----------          -----------
         Net cash provided by financing activities                              6,023,087            6,636,861            6,013,919
                                                                              -----------          -----------          -----------
Net (decrease) increase in cash and cash equivalents                             (970,473)            (709,517)          (2,309,885)
Cash and cash equivalents at beginning of year                                  4,423,389            5,132,906            7,442,791
                                                                              -----------          -----------          -----------
Cash and cash equivalents at end of year                                      $ 3,452,916          $ 4,423,389          $ 5,132,906
                                                                              ===========          ===========          ===========


   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.   The Company

     Pharmos Corporation (the "Company") is a pharmaceutical company specializing in the modification of existing molecules through proprietary techniques to reduce undesirable side effects and/or enhance efficacy. The Company is developing pharmaceuticals in various fields including: site specific drugs for ophthalmic indications, neuroprotective agents with a novel mechanism of action for the treatment of central nervous system ("CNS") disorders, newly designed molecules to treat cancer, and emulsion-based products for topical and systemic applications. The Company has administrative offices in Iselin, New Jersey and conducts operations through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

     In March 1998, the Company received approval for three separate New Drug Applications ("NDA") from the U.S. Food and Drug Administration ("FDA"). These approvals were for Lotemax(R) and Alrex(TM). Lotemax has been approved for the treatment of several ocular inflammatory indications, including uveitis, and for post-operative inflammation. Alrex has been approved for the treatment of seasonal allergic conjunctivitis.

2.   Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At December 31, 1998, the Company has an accumulated deficit of $77,779,075. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $3.5 million as of December 31, 1998, combined with anticipated cash inflows from revenues derived from sales of Lotemax and Alrex and the obtaining of a $10 million equity line of credit on December 10, 1998 (see note 8) will be sufficient to support operations into 2000.

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

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from those estimates.

Pharmos Corporation
Notes to Consolidated Financial Statements

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

     At December 31, 1998, 1,500 outstanding shares of Series C Convertible Preferred Stock, convertible into 1,114,818 shares of common stock and outstanding options and warrants to purchase 5,634,842 shares of common stock, with exercise prices ranging from $ .75 to $ 5.20 per share could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share because to do so would be antidilutive for the periods presented.

     Cash and cash equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts in 1998 and 1997.

     Revenue recognition

     Sales revenue is recognized upon shipment of products to customers, less allowances for estimated returns and discounts. License fees and royalties are recognized when earned in accordance with the underlying agreements. Revenue for contracted research and development services is recognized as performed. Revenue from these contracts is recognized as costs are incurred (as defined in the contract), generally direct labor and supplies plus agreed overhead rates. Any advance payments on contracts are deferred until the related services are performed.

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

     Fixed assets

     Fixed assets are recorded at cost. Property, furniture and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from three to fourteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated lives of the related assets. Maintenance and repairs are expensed as incurred.

Pharmos Corporation
Notes to Consolidated Financial Statements

     Intangible assets

     Intangible assets represent the Company's rights to develop and commercialize certain products derived from certain licensed technologies. The assets are being amortized over their estimated useful life of fifteen years. As of December 31, 1998 and 1997, accumulated amortization was $795,042 and $748,518, respectively. Amortization expense amounted to $46,524 in each of the years ended December 31, 1998, 1997 and 1996.

     As a result of the current period operating loss combined with a history of operating losses, management assessed whether or not the Company's intangible assets were recoverable. As of December 31, 1998, management estimates that the net future cash inflows expected to result from the commercial marketing of the licensed technologies will exceed the carrying amount of the Company's intangible assets and accordingly, no impairment loss was recognized.

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

Pharmos Corporation
Notes to Consolidated Financial Statements


     Equity based compensation

     The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made in 1996 and future years as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions.

     Reclassifications

     Certain amounts for 1997 and 1996 have been reclassified to conform to the fiscal 1998 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

     Comprehensive income

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS 130 did not have a material effect on the Company's financial position or results of operations.

     Segment and geographic information

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. See Note 16 for additional disclosures related to segment and geographic information.

4.   Collaborative Agreements

     In June 1995, the Company entered into a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to market Lotemax and Alrex, on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covers the Company's other loteprednol etabonate based product, LE-T. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (loteprednol etabonate) from the Company. A second agreement, covering Europe, Canada and other selected countries, was signed in December 1996 ("the New Territories Agreement").

     Through December 31, 1998, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $4.4 million was outstanding at December 31, 1998. An additional $1 million is due from Bausch & Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb in 1999, based on management's estimate of product sales to Bausch & Lomb in 1999, has been presented as a current liability in the accompanying balance sheet at December 31, 1998.

     Bausch & Lomb also collaborates in the development of products by making available amounts up to 50%

Pharmos Corporation
Notes to Consolidated Financial Statements


     of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

     In September 1997, the Company entered into an agreement with the University of Florida Research Foundation (the "University"). Under terms of the agreement, the Company returned rights to technologies the Company previously ceased developing, and in exchange the University forgave $416,248 of debts owed by the Company during 1997. During 1998, the Company received a non-recurring license fee of $350,000 in exchange for the transfer of certain drug technology to the University under the agreement.


5.   Fixed Assets

     Fixed assets consist of the following:

                                                               December 31,
                                                            1998           1997
                                                        -----------    -----------

     Laboratory, pilot plant and other equipment        $ 1,916,804    $ 1,339,688
     Leasehold improvements                                 255,451        240,462
     Office furniture and fixtures                          143,714        107,251
     Computer equipment                                     145,449         78,795
     Vehicles                                                53,307         53,307
                                                        -----------    -----------
                                                          2,514,725      1,819,503
     Less - Accumulated depreciation and amortization    (1,333,695)    (1,116,075)
                                                        -----------    -----------
                                                        $ 1,181,030    $   703,428
                                                        ===========    ===========

     Depreciation and amortization of fixed assets was $221,320, $209,194 and $299,071 in 1998, 1997 and 1996, respectively.

6.   Grants for Research and Development

     The Company has entered into agreements with U.S. federal agencies and the State of Israel which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $513,931, $418,245 and $245,302 during 1998, 1997 and 1996, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 2% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds.

     As of December 31, 1998, the total amounts received under such grants amounted to $3,672,566, of which $3,128,979 relates to grants that contain royalty provisions. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $3,591,869 based on grants received through December 31, 1998.

Pharmos Corporation
Notes to Consolidated Financial Statements


     In April 1997, the Company also signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits, operated by the Office of the Chief Scientist. Under such agreements the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. The Company received grants totaling $343,587 in 1998 pursuant to this agreement.

     7.  Licensing Arrangements

     The Company is a licensee of certain research technologies and has various license agreements wherein the Company has acquired exclusive or co-exclusive rights to develop and commercialize certain research technologies. These agreements, which include agreements related to Lotemax and Alrex, generally require the Company to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicenses, where applicable. The royalty rates, as defined in the respective license agreements, are customary and usual in the pharmaceutical industry. The royalties will be payable for periods up to fifteen years from the date of specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date on which approval from the FDA received for a developed product. No amounts have been recorded as a liability with respect to any contingent royalties as of December 31, 1998.

     Certain of the license agreements require annual payments for periods extending through 2012. Minimum annual payments under licensing agreements are $103,500. License fee expense amounted to approximately $103,500 during 1998, 1997 and 1996.

     In March 1997, the Company paid a licensor, who is a former director, $143,333. This payment represented prepaid royalties to the former director against future royalties on sales of Lotemax and Alrex. Outstanding prepaid royalties totaled $ 625,640 and $ 716,667 and are reflected as an asset on the balance sheets at December 31, 1998 and 1997, respectively. The Company has agreed to prepay additional royalties based on future advances and other non-royalty payments from Bausch & Lomb or other parties with whom the Company enters into marketing or similar arrangements.

8.   Common and Preferred Stock Transactions

     1998 Transactions

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

Pharmos Corporation
Notes to Consolidated Financial Statements


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

     On February 4, 1998, the Company completed a private placement with institutional investors of Series C Redeemable Convertible Preferred Stock ("Series C convertible preferred stock") and warrants to purchase 650,000 shares of common stock, generating gross proceeds of $5 million. The Series C convertible preferred stock carries a 5% premium payable in common stock, and is convertible into common shares of the Company 60 days subsequent to the date of issuance. For the period ending 180 days after the date of issuance, the conversion price is the lower of 90% of the average of the low trade prices of the Common Stock for the five consecutive trading days ending on the day immediately prior to the conversion date (the "Variable Conversion Price") or $2.89 per share. Until converted into common stock, the Series C convertible preferred stock has no voting rights. The warrants issued to the investor and the finders are exercisable at prices ranging from $2.28 to $2.67 per share, commencing one year after the closing for four and five year periods. Under certain circumstances, the holders of the Series C convertible preferred stock were initially able to require the Company to redeem the outstanding shares of the Series C convertible preferred stock. In December 1998, the Company received a waiver of the redemption features from the holder of the Series C convertible preferred stock.

     During 1998, the Company issued 2,299,957 shares of common stock upon conversion of 3,500 shares of its Series C convertible preferred stock.

     As of December 31, 1998 and 1997, cumulative dividends in arrears on the Company's outstanding Series B and C convertible preferred stock were $173,671 and $42,666, respectively. The dividends are payable in common stock of the Company.

     During 1998, the Company issued 970,728 shares of its common stock upon the exercise of warrants, and received consideration of $1,678,334.

     In connection with the issuances of the Series A, B and C convertible preferred stock, the Company was required to recognize, in its earnings per share ("EPS") calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the earliest date that conversion can occur. The Company recorded a preferred stock dividend of $642,648 and $1,952,767 for the years ended December 31,1998 and 1997, respectively, on the outstanding shares of convertible preferred stock in connection with the conversion discount.

     The Company has entered into a Private Equity Line of Credit Agreement (the "Credit Agreement") as of December 10, 1998, and as amended on December 18, 1998, with Dominion Capital Fund, Ltd. (the "Investor"). Pursuant to the terms of the Credit Agreement, the Company may, from time to time during a specified term, cause the Investor to purchase up to an aggregate of $10,000,000 of the Company's common stock, par value $.03 per share (the "Common Stock"). The price per share of Common Stock to be paid by the Investor is to be determined at the time of each purchase according to a specified formula which is based upon the average closing bid price of the Common Stock on the principal trading exchange or market for the Common Stock (the "Principal Market") over a prescribed, five-day period. With each purchase of Common Stock, the Investor is also to receive warrants exercisable for a number of shares of Common Stock equal to ten percent of the number of shares of Common Stock purchased at an exercise price per share equal to 125% of the closing bid price of the Common Stock on the Principal Market on a specified date.

     During 1998, under terms of the Credit Agreement, the Company issued 397,907 shares of its Common Stock and warrants to purchase 39,791 shares of its Common Stock to the Investor for consideration of $383,887, net of fees. The warrants have exercise prices ranging from $ 1.95 to $ 2.11 per share and expire in December 2001.

Pharmos Corporation
Notes to Consolidated Financial Statements

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

     During 1997, the Company issued 3,493,158 shares of its common stock upon conversion of 5,145 shares of the Company's Series A and Series B Convertible Preferred Stock. The shares were issued with conversion prices ranging from $.93 per share to $2.04 per share. The Company also issued 133,455 shares of common stock in payment of dividends on the Series A and Series B Convertible Preferred Stock. As of the date of such issuances, these dividends were valued at $197,709. The Company issued 37,500 shares of its common stock upon exercise of warrants to purchase shares of the Company's common stock at $1.80 per share.

     1996 Transactions

     In January 1996, the Company issued 89,286 shares of its common stock as a result of the exercise of certain warrants. Of this amount, 75,000 shares were issued at an exercise price of $.52 per share and 14,286 shares were issued at an exercise price of $.84 per share.

Pharmos Corporation
Notes to Consolidated Financial Statements


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

Pharmos Corporation
Notes to Consolidated Financial Statements

9.   Warrants

     Many of the warrants issued in connection with various equity financing and related transactions during 1991 through 1998 contain anti-dilution provisions requiring adjustment, if at a later date securities are issued at prices below the respective warrant's exercise price. The following table summarizes the shares issuable upon exercise of warrants outstanding at December 31, 1998 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

                                                                      Shares Issuable   Exercise
           Issuance Date              Expiration Date                  Upon Exercise      Price
           -------------              ---------------                  -------------    --------
           February 1992              February 1999                         87,979       $ 2.44
           August 1993                August 1999                          466,832       $ 2.60
           October 1993               September 1999                        65,044       $ 2.26
           June 1994                  October 1999                         150,000       $  .84
           April 1995                 April 2005                           500,000       $ 2.75
                                      April 2005                            10,000       $  .78
           May 1995                   April 2000                             7,119       $  .75
                                      April 2000                            17,119       $ 1.00
                                      April 2000                            17,119       $ 1.50
           September 1995             September 2000                       821,489       $ 1.80
           October 1995               October 2001                          10,000       $ 1.88
           March 1996                  March 2002                           15,000       $ 2.31
           September 1996             September 2007                        50,000       $ 1.75
                                      September 2007                        65,000       $ 1.34
           November 1996              November 2002                         10,000       $ 1.39
           February 1997              September 1999                        20,000       $ 1.59
                                      February 2003                         90,000       $ 1.59
                                      February 2007                        845,750       $ 1.59
           March 1997                 March 2001                           159,000       $ 1.75
                                      March 2007                            10,000       $ 1.66
                                      March 2008                           239,473       $ 1.38
           April 1997                 April 2003                            15,000       $ 1.22
           January 1998               October 2005                          22,000       $ 2.22
           February 1998              January 2003                         502,314       $ 2.66
                                      January 2003                         150,566       $ 2.28
           December 1998              December 2001                         18,824       $ 1.95
                                      December 2001                         18,113       $ 2.11
                                                                         ---------       ------

           Total shares and average
                exercise price                                           4,383,741       $ 2.01
                                                                         =========       ======

Pharmos Corporation
Notes to Consolidated Financial Statements

10.  Stock Option Plans

     The Company's shareholders have approved incentive stock option plans for officers and employees. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, and generally expire ten years from the date of grant. The following table summarizes activity in approved incentive stock options approved by the Company's Board of Directors:

                                                                             Under          Weighted Average
                                                                             Option          Exercise Price
                                                                             ------          --------------

     Options Outstanding at 12/31/96                                          513,253              $2.13

     Expired                                                                  (86,834)             $1.74
                                                                            ---------              -----

     Options outstanding at 12/31/97                                          426,419              $2.21

     Granted                                                                  627,917              $2.63
     Exercised                                                                 (6,000)             $1.94
     Expired                                                                  (34,000)             $2.27
                                                                            ---------              -----

     Options Outstanding at 12/31/98                                        1,014,336              $2.47
                                                                            =========              =====

     Options exercisable at 12/31/98                                          382,086              $2.24
                                                                            =========              =====

     The exercise prices of outstanding incentive stock options at December 31, 1998 range from $ 1.94 to $ 2.78 per share and have an weighted average remaining contractual life of 8.3 years.

     The Company's Board of Directors approved nonqualified stock options for key employees, directors and certain non-employee consultants. The following table summarizes activity in Board-approved nonqualified stock options:

                                                                             Under            Weighted Average
                                                                             Option            Exercise Price
                                                                             ------            --------------

     Options Outstanding at 12/31/96                                         432,182                $ 3.12

     Expired                                                                 (25,000)               $10.50
                                                                            --------                ------

     Options outstanding at 12/31/97                                         407,182                $ 2.67

     Exercised                                                                (6,667)               $ 1.94
     Granted                                                                 136,250                $ 1.74
                                                                            --------                ------

     Options Outstanding at 12/31/98                                         536,765                $ 2.47
                                                                            ========                ======

     Options exercisable at 12/31/98                                         441,440                $ 2.62
                                                                            ========                ======

     The exercise prices of outstanding nonqualified stock options at December 31, 1998 range from $ 1.75 to $ 5.20 per share and have an weighted average remaining contractual life of 6.0 years.

     The Company has 500,000 options available for grant at December 31, 1998.

Pharmos Corporation
Notes to Consolidated Financial Statements

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. As all options and warrants granted to employees were granted with exercise prices equal to the fair value of the common stock on the respective grant dates, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans and warrant grants been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased by approximately $478,000, or $ .01 per share in 1998 and $305,000, or $.01 per share in 1997 and $203,000 or $.01 per share in 1996 before deducting the value of stock options that were canceled in 1995. The fair value of options and warrants granted to employees, officers, and directors from 1996 through 1998 are estimated at $.51 to $1.44 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 50%, risk-free interest rate of 6.5%, assumed forfeiture rate of 3%, and an expected life of 3 to 5 years.

11.  Long Term Debt

     As of December 31, 1998, Pharmos Limited has an unused line of credit of $50,000 denominated in New Israeli Shekels.

12.  Income Taxes

     No provision for income taxes was recorded for the three years ended December 31, 1998 due to net operating losses incurred. Net operating loss carryforwards for U.S. tax purposes of approximately $60,956,000 expire from 2000 through 2013.

     The Company's gross deferred tax assets of $26,900,000 and $25,087,000 at December 31, 1998 and 1997, respectively, represented primarily the tax effect of both the net operating loss carryforwards, deferred research and development costs and research and development tax credit carryforwards. As a result of previous business combinations and changes in stock ownership, substantially all of these net operating losses and tax credit carryforwards are subject to significant restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets.

13.  Commitments and Contingencies

     Leases

     The Company leases research and office facilities in Israel and New Jersey. The facilities in Israel are used in the operation of the Company's research and administration activities. The New Jersey facility which serves as the corporate headquarters is leased under an agreement which expires in February 2004. The research and development facility in Israel is leased under an agreement which expires in May 2000.

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

     At December 31, 1998, the future minimum lease commitments and sublease rental receivables with respect to non-cancelable operating leases with initial terms in excess of one year are as follows:

                                                   Lease                 Sublease
                                                Commitments               Rentals
                                                 --------               ----------

          1999                                   $447,395               $146,950
          2000                                    213,854                 36,738
          2001                                     89,119                     --
                                                 --------               --------
                                                 $750,368               $183,688
                                                 --------               --------


     Rent expense during 1998, 1997 and 1996 amounted to $292,035, $410,856 and $371,526 respectively. Rent expense in 1998, 1997 and 1996 is net of $146,950, $308,608 and $499,106 of sublease income, respectively.

     Consulting contracts and employment agreements

     In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

     Dividend restrictions

     Dividends may be paid by the Company's subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 1998, 1997 or 1996. The Company does not intend to pay a cash dividend in the foreseeable future.

14.  Employee Benefit Plan

     The Company has a 401-K defined contribution profit-sharing plan covering certain employees. Contributions to the plan are based on salary reductions by the participants, matching employer contributions as determined by the Company, and allowable discretionary contributions, as determined by the Company's Board of Directors, subject to certain limitations. Contributions by the Company to the plan amounted to $5,504, $10,090 and $11,363 in 1998, 1997 and 1996, respectively.

15.  Estimated Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, grants and other receivables, accounts payable and accrued expenses are reasonable estimates of their fair values. Due to the uncertainty of the timing of future product sales it is not practical to estimate the fair value of advances against future sales which have a carrying value of $4,427,254 at December 31, 1998. The estimated fair values of all other financial instruments approximate, or are not materially different, than their carrying values.

16.  Segment and Geographic Information

     In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information regarding operating segments and related disclosures about products and services, geographic areas and major customers.

     The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

     Geographic information for the years ending December 31, 1998, 1997 and 1996 are as follows:

                                    1998              1997              1996
                                -----------       -----------       -----------
      Net revenues
        United States           $ 1,539,941                --                --
        Israel                           --                --                --
                                -----------       -----------       -----------
                                $ 1,539,941                --                --
                                -----------       -----------       -----------
      Net loss
        United States           ($4,480,022)      ($7,660,521)      ($7,865,918)
        Israel                     (183,325)         (156,778)         (211,292)
                                -----------       -----------       -----------
                                ($4,663,347)      ($7,817,299)      ($8,077,210)
                                -----------       -----------       -----------
      Total assets
        United States           $ 6,478,552       $ 7,058,724       $ 6,684,973
        Israel                    1,588,118         1,363,119           783,320
                                -----------       -----------       -----------
                                $ 8,066,670       $ 8,421,843       $ 7,468,293
                                ===========       ===========       ===========