Form 10-Q
period 1999-03-31
PHARMOS CORP
filed 1999-05-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999

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

       Registrant's telephone number, including area code: (732) 452-9556

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of May 1, 1999, the Registrant had outstanding 41,762,776 shares of its $.03 par value Common Stock.

Part I.  Financial Information
Item 1   Financial Statements

Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------

                                                                                 March 31,          December 31,
                                                                                   1999                1998
                                                                               ------------        ------------
Assets
   Cash and cash equivalents                                                     $3,133,331          $3,452,916
   Inventory                                                                      1,681,582           1,727,096
   Grants and other receivables                                                     397,719             550,057
   Prepaid royalties                                                                270,127             259,488
   Prepaid expenses and other current assets                                        204,834             206,793
                                                                               ------------        ------------
        Total current assets                                                      5,687,593           6,196,350

   Fixed assets, net                                                              1,222,263           1,181,030
   Prepaid royalties, net of current portion                                        338,409             366,152
   Intangible assets, net                                                           233,107             244,738
   Other assets                                                                      94,742              78,400
                                                                               ------------        ------------

        Total assets                                                             $7,576,114          $8,066,670
                                                                               ============        ============

Liabilities and Shareholders' Equity
   Accounts payable                                                                $513,301            $936,899
   Accrued expenses                                                                 888,319             679,737
   Accrued wages and other compensation                                             494,631             456,575
   Advances against future sales                                                  1,908,738           1,836,231
                                                                               ------------        ------------
        Total current liabilities                                                 3,804,989           3,909,442

   Advances against future sales, net of current portion                          2,391,231           2,591,023
   Other liabilities                                                                100,000             100,000
                                                                               ------------        ------------
        Total liabilities                                                         6,296,220           6,600,465
                                                                               ------------        ------------

   Shareholders' equity
   Preferred  stock, $.03 par value, 1,250,000 shares authorized
    Series C convertible, 600 and 1,500 shares outstanding, respectively
      (liquidation preference of $600,000 and $1,500,000 respectively)                   18                  45
   Common stock, $.03 par value; 60,000,000 shares authorized,
       41,527,212 and 34,391,638 shares issued and outstanding
       (excluding  $551 in 1999 and 1998, held in Treasury)
       in 1999 and 1998, respectively                                             1,247,201           1,193,452
     Paid in capital in excess of par                                            79,221,601          78,051,783
     Accumulated deficit
                                                                                (79,188,926)        (77,779,075)
                                                                               ------------        ------------
        Total shareholders' (deficit) equity                                      1,279,894           1,466,205
                                                                               ------------        ------------

   Commitments and contingencies

        Total liabilities and shareholders' equity                               $7,576,114          $8,066,670
                                                                               ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations

-------------------------------------------------------------------------------------------------

                                                                   Three Months Ended March 31,
                                                                      1999               1998
                                                                 ------------        ------------
Revenues
    Product sales                                                    $332,377

Cost of Goods Sold                                                     89,258
                                                                 ------------

    Gross Margin                                                      243,119
                                                                 ------------

Expenses
    Research and development, net                                     933,674          $1,055,537
    Selling, general and administrative                               550,936             532,873
    Patents                                                            35,905              49,630
    Depreciation and amortization                                      81,335              50,339
                                                                 ------------        ------------

       Total operating expenses                                     1,601,850           1,688,379
                                                                 ------------        ------------

Loss from operations                                               (1,358,731)         (1,688,379)

Other income (expense):
    Interest income                                                    33,700             106,074
    Other income (expense), net                                       (16,177)              7,203
    Interest expense                                                   (1,369)             (2,821)
                                                                 ------------        ------------
    Other income, net                                                  16,154             110,456
                                                                 ------------        ------------

Net loss                                                           (1,342,577)         (1,577,923)

    Less: Dividend embedded in convertible preferred stock                               (590,248)
    Preferred stock dividends                                         (16,829)           (106,399)
                                                                 ------------        ------------

Net loss applicable to common shareholders                        ($1,359,406)        ($2,274,570)
                                                                 ============        ============

Net loss per share applicable
    to common stockholders - basic and diluted                         ($0.03)             ($0.06)
                                                                 ============        ============


Weighted average shares outstanding                                40,180,840          35,549,037
                                                                 ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------

                                                            Three Months Ended March 31,
                                                               1999               1998
                                                           -----------        -----------
Cash flows from operating activities
  Net loss                                                 ($1,342,577)       ($1,577,923)
  Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                            81,335             50,339
  Changes in operating assets and liabilities
       Inventory                                                45,514                 --
       Accounts receivable                                     267,264                 --
       Grants receivable                                      (114,927)            38,698
       Prepaid expenses and other current assets                 1,959            (83,940)
       Advanced royalties                                       17,104                 --
       Other assets                                            (16,341)              (865)
       Accounts payable                                       (423,597)        (2,167,165)
       Accrued expenses                                        208,582             51,567
       Advances against future sales, net                     (127,285)                --
       Accrued wages                                            38,055             40,400
                                                           -----------        -----------

       Total adjustments                                       (22,337)        (2,070,964)
                                                           -----------        -----------

  Net cash flows used in operating activities               (1,364,914)        (3,648,888)

Cash flows from investing activities
     Purchases of fixed assets, net                           (110,937)           (77,644)
                                                           -----------        -----------

  Net cash flows used in investing activities                 (110,937)           (77,644)

Cash flows from financing activities
     Proceeds from issuances of common stock
         and exercise of warrants, net                              --            237,088
     Proceeds from issuances of preferred stock, net                --          4,658,494
     Proceeds from exercise of equity credit line            1,156,266                 --
     Increase (decrease) in loans payable                           --            (13,176)
                                                           -----------        -----------

  Net cash flows provided by financing activities            1,156,266          4,882,405

Net increase (decrease) in cash and cash equivalents          (319,585)         1,155,873

Cash and cash equivalents at beginning of year               3,452,916          4,423,389
                                                           -----------        -----------

Cash and cash equivalents at end of period                  $3,133,331         $5,579,262
                                                           ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


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

     In March 1998, the Company received approval for three separate New Drug Applications ("NDA") from the U.S. Food and Drug Administration ("FDA"). These approvals were for Lotemax(R) and AlrexTM. Lotemax has been approved for the treatment of several ocular inflammatory indications, including uveitis, and for post-operative inflammation. Alrex has been approved for the treatment of seasonal allergic conjunctivitis.


2.   Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At March 31, 1999, the Company has an accumulated deficit of $79,188,926. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $3.1 million as of March 31, 1999, combined with anticipated cash inflows from revenues derived from sales of Lotemax and Alrex and the obtaining of a $10 million equity line of credit on December 10, 1998 will be sufficient to support operations through 2000. As of March 31, 1999, $8.2 million remained available under the equity line of credit.

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

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


3.   Significant Accounting Policies

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

     All of the Company's revenues are derived from one Customer.

Inventories

     Inventories consist of loteprednol etabonate, the compound used in the Company's products, Lotemax and Alrex, and is stated at the lower of cost or market with cost determined on a weighted average basis.

Reclassifications

     Certain amounts for 1998 have been reclassified to conform to the fiscal 1999 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.


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

     Through March 31, 1999, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $4.3 million was outstanding at March 31, 1999. An additional $1 million is due from Bausch & Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb during the following twelve months, based on management's estimate of product sales to Bausch & Lomb, has been presented as a current liability in the accompanying balance sheet at March 31, 1999 and December 31, 1998.

     Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


5.   Common and Preferred Stock Transactions

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

     During the first quarter of 1999, the Company issued 859,585 shares of common stock upon conversion of its Series C convertible preferred stock.

     As of March 31, 1999 and December 31, 1998, cumulative dividends on the Company's outstanding Series C convertible preferred stock were $190,500 and $173,671, respectively. The dividends are payable in common stock of the Company at the fair market value on the date of conversion.

     In connection with the issuances of the Series A, B and C convertible preferred stock, the Company was required to recognize, in its earnings per share ("EPS") calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the earliest date that conversion can occur. The Company recorded a preferred stock dividend of $0 and $590,248 for the three months ended March 31, 1999 and 1998, respectively, on the outstanding shares of convertible preferred stock in connection with the conversion discount.

     The Company entered into a Private Equity Line of Credit Agreement (the "Credit Agreement") as of December 10, 1998, and as amended on December 18, 1998, with Dominion Capital Fund, Ltd., which subsequently assigned its rights to Centennial Parkway LLC. (the "Investor"). Pursuant to the terms of the Credit Agreement, the Company may, from time to time during a specified term, cause the Investor to purchase up to an aggregate of $10,000,000 of the Company's common stock, par value $.03 per share (the "Common Stock"). The price per share of Common Stock to be paid by the Investor is to be determined at the time of each purchase according to a specified formula which is based upon the average closing bid price of the Common Stock on the principal trading exchange or market for the Common Stock (the "Principal Market") over a prescribed, five-day period. With each purchase of Common Stock, the Investor is also to receive warrants exercisable for a number of shares of Common Stock equal to ten percent of the number of shares of Common Stock purchased at an exercise price per share equal to 125% of the closing bid price of the Common Stock on the Principal Market on a specified date.

     During the first quarter of 1999, under terms of the Credit Agreement, the Company issued 933,233 shares of its Common Stock and warrants to purchase 86,162 shares of its Common Stock to the Investor for consideration of $1,158,000, net of fees. The warrants have exercise prices ranging from $1.41 to $1.99 per share and expire in the first quarter of 2002.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


6.   Segment and Geographic Information

     The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

     Geographic information for the three months ending March 31, 1999 and 1998 are as follows:

                                    1999               1998
                                -----------        -----------
          Net revenues
            United States          $332,377                 --
            Israel                       --                 --
                                -----------        -----------
                                   $332,377                 --
                                -----------        -----------
          Net loss
            United States       ($1,308,455)       ($1,577,866)
            Israel                  (34,122)               (57)
                                -----------        -----------
                                ($1,342,577)       ($1,577,923)
                                ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended March 31, 1999 and 1998

Product sales revenue totaled $332,377 for the quarter ended March 31, 1999. Product sales commenced in the second quarter of 1998, following FDA approval of the Company's Lotemax and Alrex ophthalmic products.

Cost of goods sold for the quarter ended March 31, 1999 totaled $89,258. Cost of goods sold includes the cost of the active drug substance and licensing costs.

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

Total operating expenses decreased $86,529 or 5%, from $1,688,379 in 1998 to $1,601,850 in 1999. The decrease is primarily due lower research and development expenses, offset by increased general and administrative expenses and depreciation expense.

Net research and development expenses decreased by $ 121,863 or 12%, from $ 1,055,537 in 1998 to $ 933,674 in 1999. The decrease in R&D expense is primarily due to an increased level of research grants in 1999 and the absence of research costs associated with Lotemax and Alrex, which were approved by the FDA in March 1998, partially offset by increased spending on Phase II human clinical studies of the Company's dexanabinol (HU-211) product.

General and administrative expenses increased by $ 18,063 or 3 %, from $532,873 in 1998 to $550,936 in 1999. The increase is primarily due to higher spending on investor relations activities offset by reduced insurance and travel costs.

Patent expenses decreased by $ 13,725, or 28%, from $ 49,630 in 1998 to $ 35,905 in 1999. This decrease is due principally to the timing of various patent costs.

Depreciation and amortization expenses increased by $30,996, or 62%, from $50,339 in 1998 to $81,335 in 1999, reflecting increased depreciation expense relating to laboratory equipment purchases in 1998.

Other income, net, decreased by $ 94,302, or 85%, from $ 110,456 in 1998 to $ 16,154 in 1999. Interest income decreased as a result of lower average cash balances.

Liquidity and Capital Resources

The Company had no sources of recurring revenues until the commencement of product sales in April 1998, and has incurred operating losses since its inception. At March 31, 1999, the Company has an accumulated deficit of $79,188,926. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $1.9 million, including cash and cash equivalents of $3.1 million, as of March 31, 1999. On February 4, 1998, the Company completed a private placement of convertible preferred stock and warrants that generated $5 million in gross proceeds. On December 10, 1998, the Company obtained a $10 million equity line of credit with a single institutional investor. As of March 31, 1999, $8.2 million remained available under the equity line of credit.

Management believes that the equity line of credit, existing cash and cash equivalents combined with anticipated cash inflows from investment income, R&D grants and proceeds from sales of the drug substance for Lotemax and Alrex to BLP will be sufficient to support operations through 2000. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that would be required to continue the development of its products and bring them to commercial markets. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of Lotemax and Alrex, competition, and the ability to obtain additional financing. There can be no assurance that the Company will be successful in obtaining additional financing or commercializing its product candidates, or that Lotemax or Alrex will achieve market acceptance.

Statements made in this document related to the development, commercialization and market expectations of its drug products, to the establishment of corporate collaborations, and to the Company's operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in Pharmos' filings with the Securities and Exchange Commission could affect such results.

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


                                         PHARMOS CORPORATION



Dated: May 13, 1999                 by:  /s/ Robert W. Cook
                                         --------------------------------
                                             Robert W. Cook
                                             Vice President Finance and
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)