Form 10-Q/A
period 1999-03-31
PHARMOS CORP
filed 1999-05-28
CIK 713275

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

The Year 2000

The Year 2000 computer system issue involves hardware and software programs that recognize a date using "00" as the year 1900 rather than the year 2000 and could result in errors or systems failures for many businesses, including the Company. Recognizing the importance of minimizing the impact of potential disruptions to the Company's business resulting from the year 2000 issue, the Company has adopted a plan to review and correct any potential issues which could impact the Company's operations. The plan addresses the state of readiness of internal computer systems as well as significant external third party systems to handle the risks associated with the year 2000 issue.

Internal Preparation. The two major areas of concern for computer systems internal to the Company are the financial systems and the data collection systems for the Company's research efforts.

The Company's financial records are maintained on readily available generic programs purchased from various vendors. These programs are run on personal computers and a network server for personal computers. All of the Company's currently utilized critical systems have been installed or updated since the beginning of 1998. A required product specification for these new systems was that the purchased systems were certified by the vendors as able to handle year 2000 issues properly ("Y2K compliant"). The critical financial systems addressed include accounts payable, accounts receivable, inventory, cash management, general ledgers and financial consolidation.

Information and data critical to the Company's research efforts are generally maintained on printed records, however; many data summary, review and communication activities utilize programs run on personal computers and a network server for personal computers. The Company's critical systems for research have been installed or updated in recent years and are Y2K compliant. Additionally, the Company has a policy requiring maintenance of updated copies of programs and files ("back up") in the case of possible system failures, including year 2000 issue related failures. The back up material is maintained at the Company's research facility and an additional copy is maintained at an off site location.

The Company currently believes that its systems are either fully Y2K compliant, that appropriate back up procedures exist or that the costs of addressing any possible year 2000 issues will not have a material adverse impact on the Company's operations or financial position.

Third Party Preparation. The Company's has identified its critical third party relationships in order to assess potential year 2000 issues with the third party's computer systems that might impact the Company's operations. These critical relationships include one customer, one principal vendor, financial institutions and various service vendors. The Company intends to evaluate the state of readiness of its third party relationships by surveying these critical third parties and seeking assurances that the third parties have addressed year 2000 issues involving systems important in the conduct of business with the Company, or that plans are in place to assure that the systems are Y2K compliant before the end of 1999. The Company's plan is to complete the survey of critical third party relationships by the end of the second quarter of 1999 and address or correct all issues by the end of the third quarter of 1999.

Compliance Costs. The Company's expenditures on its year 2000 issues to date have been nominal, and the Company does not anticipate any significant future costs associated with year 2000 issues.

Risks of the Company's year 2000 issues. The greatest risks to the Company are potential failures of the computer systems of the Company's third party relationships. The Company currently believes that the most likely worst case scenario concerning the year 2000 issue involves potential business disruptions among the financial institutions with which the Company conducts business. If a signification number of these financial institutions experience business disruptions due to a year 2000 issue, the Company's cash flow could be materially disrupted.

The Company believes that any year 2000 compliance problems of the Company, its customers or vendors will not have any material adverse effect on the Company's business, results of operations and financial condition.

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




Dated: May 28, 1999

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