Form 10-Q
period 1999-06-30
PHARMOS CORP
filed 1999-08-10
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

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

As of July 31, 1999, the Registrant had outstanding 43,696,478 shares of its $.03 par value Common Stock.

Part I. Financial Information
Item 1 Financial Statements

Pharmos Corporation
(Unaudited)
Condensed Consolidated Balance Sheets
-------------------------------------------------------------------------------------------
                                                                  June 30,     December 31,
                                                                    1999           1998
                                                               ------------    ------------
Assets
   Cash and cash equivalents                                   $  3,156,830    $  3,452,916
   Inventory                                                      2,174,567       1,727,096
   Receivables                                                      513,786         550,057
   Prepaid royalties                                                277,645         259,488
   Prepaid expenses and other current assets                        201,629         206,793
                                                               ------------    ------------
        Total current assets                                      6,324,457       6,196,350

   Fixed assets, net                                              1,209,280       1,181,030
   Prepaid royalties, net of current portion                        287,824         366,152
   Intangible assets, net                                           221,476         244,738
   Other assets                                                      94,710          78,400
                                                               ------------    ------------
        Total assets                                           $  8,137,747    $  8,066,670
                                                               ============    ============
Liabilities and Shareholders' Equity
   Accounts payable                                            $    342,405    $    936,899
   Accrued expenses                                                 631,254         679,737
   Accrued wages and other compensation                             519,948         456,575
   Advances against future sales                                  1,954,000       1,836,231
   Note payable                                                     537,134            --
                                                               ------------    ------------
        Total current liabilities                                 3,984,741       3,909,442

   Advances against future sales, net of current portion          2,025,459       2,591,023
   Other liabilities                                                100,000         100,000
                                                               ------------    ------------
        Total liabilities                                         6,110,200       6,600,465
                                                               ------------    ------------
   Shareholders' equity
   Preferred  stock, $.03 par value, 1,250,000 shares
    authorized Series C convertible, 200 and 1,500
    shares outstanding, respectively (liquidation preference
      of $200,000 and $1,500,000 respectively)                            6              45
   Common stock, $.03 par value; 60,000,000 shares
      authorized, 43,249,186 and 39,800,112 shares issued
      and outstanding (excluding  $551 in 1999 and 1998,
      held in Treasury) in 1999 and 1998, respectively            1,298,315       1,193,452
     Paid in capital in excess of par                            80,847,369      78,051,783
     Accumulated deficit                                        (80,118,143)    (77,779,075)
                                                               ------------    ------------
        Total shareholders' (deficit) equity                      2,027,547       1,466,205
                                                               ------------    ------------
   Commitments and contingencies

        Total liabilities and shareholders' equity             $  8,137,747    $  8,066,670
                                                               ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Operations
------------------------------------------------------------------------------------------
                                                               Three Months Ended June 30,
                                                                  1999            1998
                                                              ------------    ------------
Revenues
    Product sales                                             $    858,834    $    893,156
    License fee                                                       --           350,000
                                                              ------------    ------------
                                                                   858,834       1,243,156
Cost of Goods Sold                                                 209,537         339,852
                                                              ------------    ------------
    Gross Margin                                                   649,297         903,304
                                                              ------------    ------------
Expenses
    Research and development, net                                  818,658       1,006,915
    Selling, general and administrative                            694,367         627,602
    Patents                                                         55,488          62,702
    Depreciation and amortization                                   86,776          53,376
                                                              ------------    ------------
       Total operating expenses                                  1,655,289       1,750,595
                                                              ------------    ------------
Loss from operations                                            (1,005,992)       (847,291)
                                                              ------------    ------------
Other income (expense):
    Interest income                                                 29,445          91,583
    Other income (expense), net                                    (10,543)         (3,595)
    Interest expense                                                (6,509)          3,566
                                                              ------------    ------------
    Other income, net                                               12,393          91,554
                                                              ------------    ------------
Net loss                                                          (993,599)       (755,737)

    Less: Dividend embedded in convertible preferred stock                         (52,400)
    Preferred stock dividends                                       (5,178)        (62,500)
                                                              ------------    ------------
Net loss applicable to common shareholders                    ($   998,777)   ($   870,637)
                                                              ============    ============
Net loss per share applicable
    to common stockholders - basic and diluted                ($       .02)   ($       .02)
                                                              ============    ============
Weighted average shares outstanding                             42,367,356      36,887,559
                                                              ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Operations
-----------------------------------------------------------------------------------------

                                                               Six Months Ended June 30,
                                                                 1999             1998
                                                             ------------    ------------
Revenues
    Product sales                                            $  1,191,211    $    893,156
    License fee                                                      --           350,000
                                                             ------------    ------------
                                                                1,191,211       1,243,156
Cost of Goods Sold                                                298,795         339,852
                                                             ------------    ------------
    Gross Margin                                                  892,416         903,304
                                                             ------------    ------------
Expenses
    Research and development, net                               1,752,332       2,062,452
    Selling, general and administrative                         1,245,303       1,160,475
    Patents                                                        91,393         112,332
    Depreciation and amortization                                 168,111         103,715
                                                             ------------    ------------
       Total operating expenses                                 3,257,139       3,438,974
                                                             ------------    ------------
Loss from operations                                           (2,364,723)     (2,535,670)
                                                             ------------    ------------
Other income (expense):
    Interest income                                                63,145         197,657
    Other income (expense), net                                   (22,686)         10,769
    Interest expense                                              (11,912)         (6,416)
                                                             ------------    ------------
    Other income, net                                              28,547         202,010
                                                             ------------    ------------
Net loss                                                       (2,336,176)     (2,333,660)

    Less: Dividend embedded in convertible preferred stock                       (642,648)
    Preferred stock dividends                                     (22,007)       (168,899)
                                                             ------------    ------------
Net loss applicable to common shareholders                   ($ 2,358,183)   ($ 3,145,207)
                                                             ============    ============
Net loss per share applicable
    to common stockholders - basic and diluted               ($       .06)   ($       .09)
                                                             ============    ============
Weighted average shares outstanding                            41,281,450      36,222,174
                                                             ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                     Six Months Ended June 30,
                                                         1999           1998
                                                     -----------    -----------
Cash flows from operating activities
  Net loss                                           ($2,336,176)   ($2,333,660)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                     168,111        103,715
  Changes in operating assets and liabilities
       Inventory                                        (447,471)        18,628
       Receivables                                        36,271       (572,848)
       Prepaid expenses and other current assets           5,164          9,290
       Advanced royalties                                 60,171         70,708
       Other assets                                      (16,309)          (865)
       Accounts payable                                 (594,494)    (1,965,979)
       Accrued expenses                                  (48,483)       (15,435)
       Advances against future sales, net               (447,795)      (415,764)
       Accrued wages                                      63,373        155,441
                                                     -----------    -----------
       Total adjustments                              (1,221,462)    (2,613,109)
                                                     -----------    -----------
  Net cash flows used in operating activities         (3,557,638)    (4,946,769)
                                                     -----------    -----------
Cash flows from investing activities
     Purchases of fixed assets, net                     (173,099)      (177,000)
                                                     -----------    -----------
  Net cash flows used in investing activities           (173,099)      (177,000)
                                                     -----------    -----------
Cash flows from financing activities
     Proceeds from issuances of common stock
         and exercise of warrants, net                                1,620,438
     Proceeds from issuances of preferred stock, net                  4,635,289
     Proceeds from exercise of equity credit line      2,897,517
     Increase (decrease) in loans payable                537,134        (30,733)
                                                     -----------    -----------
  Net cash flows provided by financing activities      3,434,651      6,224,994
                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents    (296,086)     1,101,225

Cash and cash equivalents at beginning of year         3,452,916      4,423,389
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 3,156,830    $ 5,524,614
                                                     ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

     In March 1998, the Company received approval for three separate New Drug Applications ("NDA") from the U.S. Food and Drug Administration ("FDA"). Two of these approvals were for Lotemax(R) and one was for Alrex(TM). Lotemax has been approved for the treatment of several ocular inflammatory indications, including uveitis, and for post-operative inflammation. Alrex has been approved for the treatment of seasonal allergic conjunctivitis.

2. Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At June 30, 1999, the Company has an accumulated deficit of $ 80,118,143. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $ 3.2 million as of June 30, 1999, combined with anticipated cash inflows from revenues derived from sales of Lotemax and Alrex and the equity line of credit obtained on December 10, 1998 will be sufficient to support operations through 2000. As of June 30, 1999, $ 6.4 million remained available under the equity line of credit.

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

     All of the Company's revenues from product sales are derived from one Customer.

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

     Through June 30, 1999, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $4.0 million was outstanding at June 30, 1999. An additional $1 million is due from Bausch & Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb during the following twelve months, based on management's estimate of product sales to Bausch & Lomb, has been presented as a current liability in the accompanying balance sheet at June 30, 1999 and December 31, 1998.

     Bausch & Lomb also collaborates in the development of LE-T by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

5. Common and Preferred Stock Transactions

     On February 4, 1998, the Company completed a private placement with institutional investors of Series C Redeemable Convertible Preferred Stock ("Series C convertible preferred stock") and warrants to purchase 650,000 shares of common stock, generating gross proceeds of $5 million. The Series C convertible preferred stock carries a 5% premium payable in common stock, and is convertible, at the option of the holder, into common shares of the Company 60 days subsequent to the date of issuance. The conversion price is the lower of 90% of the average of the low trade prices of the Common Stock for the five consecutive trading days ending on the day immediately prior to the conversion date (the "Variable Conversion Price") or $2.89 per share. Until converted into common stock, the Series C convertible preferred stock has no voting rights. The warrants issued to the investor and the finders are exercisable at prices ranging from $2.28 to $2.67 per share, commencing one year after the closing for four and five year periods. Under certain circumstances, the holders of the Series C convertible preferred stock were initially able to require the Company to redeem the outstanding shares of the Series C convertible preferred stock. In December 1998, the Company received a waiver of the redemption features from the holder of the Series C convertible preferred stock.

     During 1998, the Company issued 2,299,957 shares of common stock upon conversion of 3,500 shares of its Series C convertible preferred stock.

     During the first quarter of 1999, the Company issued 858,585 shares of common stock upon conversion of its Series C convertible preferred stock.

     During the second quarter of 1999, the Company issued 334,339 shares of common stock upon conversion of its Series C convertible preferred stock.

     During July 1999, the Company issued 153,201 shares of common stock upon conversion of its Series C convertible preferred stock. These July 1999 transactions completed the conversion of the Series C convertible preferred stock, leaving no preferred stock outstanding at the end of July 1999.

     As of June 30, 1999 and December 31, 1998, cumulative dividends on the Company's outstanding Series C convertible preferred stock were $195,678 and $173,671, respectively. The dividends are payable in common stock of the Company at the fair market value on the date of conversion.

     In connection with the issuances of the Series A, B and C convertible preferred stock, the Company was required to recognize, in its earnings per share ("EPS") calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the earliest date that conversion can occur. The Company recorded a preferred stock dividend of $ 0 and $52,400 for the three months ended June 30, 1999 and 1998, respectively, and $ 0 and $642,648 for the six months ended June 30, 1999 and 1998, respectively, on the outstanding shares of convertible preferred stock in connection with the conversion discount.

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

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

     During the first quarter of 1999, under terms of the Credit Agreement, the Company issued 933,233 shares of its Common Stock and warrants to purchase 86,162 shares of its Common Stock to the Investor for consideration of $1,158,000, net of fees. The warrants have exercise prices ranging from $
     1.41 to $ 1.99 per share and expire in the first quarter of 2002.

     During the second quarter of 1999, under terms of the Credit Agreement, the Company issued 1,369,279 shares of its Common Stock and warrants to purchase 114,311 shares of its Common Stock to the Investor for consideration of $1,737,000 net of fees. The warrants have exercise prices ranging from $ 1.56 to $ 2.38 per share and expire in the second quarter of 2002.

6. Segment and Geographic Information

     The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

     Geographic information for the three and six months ending June 30, 1999 and 1998 are as follows:

                  Three months ended June 30,   Six months ended June 30,
                  ---------------------------   -------------------------
                      1999           1998           1999           1998
                      ----           ----           ----           ----
Net revenues
  United States   $   858,834    $   893,156    $ 1,191,211    $   893,156
  Israel
                         --             --             --             --
                  -----------    -----------    -----------    -----------
                  $   858,834    $   893,156    $ 1,191,211    $   893,156
                  ===========    ===========    ===========    ===========
Net loss
  United States   ($  986,511)   ($  753,257)   ($2,294,996)   ($2,331,123)
  Israel               (7,088)        (2,480)       (41,210)        (2,537)
                  -----------    -----------    -----------    -----------
                  ($  993,599)   ($  755,737)   ($2,336,176)   ($2,333,660)
                  ===========    ===========    ===========    ===========


7. Note Payable

     On April 1, 1999, the Company issued a one-year note to finance the purchase of certain drug substance inventory. The note is payable in installments and bears interest at 8% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended June 30, 1999 and 1998

Product sales revenue totaled $ 858,834 for the quarter ended June 30, 1999 compared to $ 893,156 for the quarter ended June 30, 1998. Product sales commenced in the second quarter of 1998, following the March 1998 FDA approval of the Company's Lotemax and Alrex ophthalmic products. A substantial portion of the product sales for the quarter ended June 30, 1998 represented a stocking of our customer's distribution channels and was not representative of the actual product prescription demand for the period. Additionally, the Company recorded license revenue of $ 350,000 for the quarter ended June 30, 1998. This license revenue represented a non-recurring payment in exchange for the transfer of certain drug technology.

Cost of goods sold for the quarter ended June 30, 1999 totaled $ 209,537 compared to $ 339,852 for the quarter ended June 30, 1998. The decline reflects volume and product mix differences, as well as the timing of certain licensing expenses. Cost of goods sold includes the cost of the active drug substance and licensing costs.

Total operating expenses decreased $95,305 or 5%, from $1,750,594 in 1998 to $1,655,289 in 1999. The decrease is primarily due lower research and development expenses, offset by increased general and administrative expenses and depreciation expense.

Net research and development expenses decreased by $ 188,257 or 19%, from $ 1,006,915 in 1998 to $ 818,658 in 1999. The decrease in R&D expense is primarily due to the absence of regulatory costs associated with Lotemax and Alrex, which were approved by the FDA in March 1998.

General and administrative expenses increased by $ 66,765 or 11%, from $627,602 in 1998 to $694,367 in 1999. The increase is primarily due to higher spending on investor relations activities offset by reduced facilities costs for the Company's New Jersey offices.

Patent expenses decreased by $ 7,214, or 12%, from $ 62,702 in 1998 to $ 55,488 in 1999. This decrease is due principally to the timing of various patent costs.

Depreciation and amortization expenses increased by $33,400, or 63%, from $53,376 in 1998 to $86,776 in 1999, reflecting increased depreciation expense relating to laboratory equipment purchases in 1998.

Other income, net, decreased by $ 79,161, or 86%, from $ 91,554 in 1998 to $ 12,393 in 1999. Interest income decreased as a result of lower average cash balances.

Six months ended June 30, 1999 and 1998

Product sales revenue totaled $ 1,191,211 for the six months ended June 30, 1999 compared to $ 893,156 for the six months ended June 30, 1998. The 1999 period includes product sales for all six months while the 1998 period includes sales only for the second quarter of 1998, following the March 1998 FDA approval of the Company's Lotemax and Alrex ophthalmic products. Additionally, the Company recorded license revenue of $ 350,000 for the quarter ended June 30, 1998. This license revenue represented a non-recurring payment in exchange for the transfer of certain drug technology.

Cost of goods sold for the six months ended June 30, 1999 totaled $ 298,795 compared to $ 339,852 for the six months ended June 30, 1998. The decline reflects volume and product mix differences, as well as the timing of certain licensing expenses. Cost of goods sold includes the cost of the active drug substance and licensing costs.

Total operating expenses decreased $ 181,835 or 5%, from $3,438,974 in 1998 to $3,257,139 in 1999. The decrease is primarily due lower research and development expenses, offset by increased general and administrative expenses and depreciation expense.

Net research and development expenses decreased by $310,120, or 15%, from $2,062,452 in 1998 to $1,752,332 in 1999. The decrease in R&D expense is primarily due the absence of development and regulatory costs associated with Lotemax and Alrex, which were approved by the FDA in March 1998.

General and administrative expenses increased by $ 84,828 or 7%, from $1,160,475 in 1998 to $1,245,303 in 1999. The increase is primarily due to higher spending on investor relations activities offset by reduced facilities costs for the Company's New Jersey offices.

Patent expenses decreased by $ 20,939, or 19%, from $ 112,332 in 1998 to $ 91,393 in 1999. This decrease is due principally to the timing of various patent costs.

Depreciation and amortization expenses increased by $64,396, or 62%, from $103,715 in 1998 to $ 168,111 in 1999, reflecting increased depreciation expense relating to laboratory equipment purchases in 1998.

Other income, net, decreased by $ 173,463, or 86%, from $ 202,010 in 1998 to $ 28,547 in 1999. The decline is principally due to lower interest income as a result of lower average cash balances and less favorable foreign exchange transactions.

Liquidity and Capital Resources

The Company had no sources of recurring revenues until the commencement of product sales in April 1998, and has incurred operating losses since its inception. At June 30, 1999, the Company has an accumulated deficit of $ 80,118,143. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $ 2.3 million, including cash and cash equivalents of $ 3.2 million, as of June 30, 1999. On February 4, 1998, the Company completed a private placement of convertible preferred stock and warrants that generated $5 million in gross proceeds. On December 10, 1998, the Company obtained a $10 million equity line of credit with a single institutional investor. As of June 30, 1999, $ 6.4 million remained available under the equity line of credit.

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

Third Party Preparation. The Company's has identified its critical third party relationships in order to assess potential year 2000 issues with the third party's computer systems that might impact the Company's operations. These critical relationships include one customer, one principal vendor, financial institutions and various service vendors. The Company has surveyed these critical third parties and seeking assurances that the third parties have addressed year 2000 issues involving systems important in the conduct of business with the Company, or that plans are in place to assure that the systems are Y2K compliant before the end of 1999. The Company completed the survey of critical third party relationships by the end of the second quarter of 1999. The Company plans to address or correct all issues by the end of the third quarter of 1999.

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

                                              PHARMOS CORPORATION



Dated: August 9, 1999                         by: /s/ Robert W. Cook
                                              ----------------------
                                              Robert W. Cook
                                              Vice President Finance
                                              and Chief Financial Officer
                                              (Principal Accounting and
                                              Financial Officer)