Form 10-Q
period 1999-09-30
PHARMOS CORP
filed 1999-11-15
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1999

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



As of November 2, 1999, the Registrant had outstanding 44,360,508 shares of its $.03 par value Common Stock.

Part I.   Financial Information
Item 1   Financial Statements


Pharmos Corporation
(Unaudited)
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         September 30,   December 31,
                                                                             1999            1998
                                                                         ------------    ------------
Assets
   Cash and cash equivalents                                             $  3,091,885    $  3,452,916
   Inventory                                                                2,079,635       1,727,096
   Receivables                                                                435,460         550,057
   Prepaid royalties                                                          259,662         259,488
   Prepaid expenses and other current assets                                  364,088         206,793
                                                                         ------------    ------------
        Total current assets                                                6,230,730       6,196,350

   Fixed assets, net                                                        1,151,810       1,181,030
   Prepaid royalties, net of current portion                                  250,479         366,152
   Intangible assets, net                                                     209,845         244,738
   Other assets                                                                76,198          78,400
                                                                         ------------    ------------

        Total assets                                                     $  7,919,062    $  8,066,670
                                                                         ============    ============


Liabilities and Shareholders' Equity
   Accounts payable                                                      $    699,273    $    936,899
   Accrued expenses                                                           426,425         679,737
   Accrued wages and other compensation                                       508,485         456,575
   Advances against future sales                                            1,874,000       1,836,231
   Note payable                                                               438,781            --
                                                                         ------------    ------------
        Total current liabilities                                           3,946,964       3,909,442

   Advances against future sales, net of current portion                    1,811,339       2,591,023
   Other liabilities                                                          100,000         100,000
                                                                         ------------    ------------

        Total liabilities                                                   5,858,303       6,600,465
                                                                         ------------    ------------


   Shareholders' equity
   Preferred stock, $.03 par  value, 1,250,000 shares authorized
    Series C convertible, 0 and 1,500 shares outstanding, respectively
      (liquidation preference of $ 0 and $1,500,000                              --                45
   respectively)
   Common stock, $.03 par value; 60,000,000 shares authorized,
       44,360,508 and 39,800,112 shares issued and outstanding
       (excluding $551 in 1999 and 1998, held in Treasury)
       in 1999 and 1998, respectively                                       1,330,264       1,193,452
     Paid in capital in excess of par                                      81,835,225      78,051,783
     Accumulated deficit                                                  (81,104,730)    (77,779,075)
                                                                         ------------    ------------

        Total shareholders' (deficit) equity                                2,060,759       1,466,205
                                                                         ------------    ------------

   Commitments and contingencies

        Total liabilities and shareholders' equity                       $  7,919,062    $  8,066,670
                                                                         ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                          Three Months
                                                        Ended September 30,
                                                       1999            1998
                                                   ------------    ------------
Revenues
    Product sales                                  $    833,118    $     90,743
    License fee                                            --             1,663
                                                   ------------    ------------
                                                        833,118          92,406

Cost of Goods Sold                                      265,649          32,447
                                                   ------------    ------------

    Gross Margin                                        567,469          59,959
                                                   ------------    ------------

Expenses
    Research and development, net                       839,390         675,807
    Selling, general and administrative                 599,174         552,467
    Patents                                              61,781          55,675
    Depreciation and amortization                        85,353          64,002
                                                   ------------    ------------

       Total operating expenses                       1,585,698       1,347,950
                                                   ------------    ------------

Loss from operations                                 (1,018,229)     (1,287,992)
                                                   ------------    ------------

Other income (expense):
    Interest income                                      34,378          70,808
    Other income (expense), net                          20,805          16,643
    Interest expense                                     (9,239)         (1,603)
                                                   ------------    ------------
    Other income, net                                    45,944          85,848
                                                   ------------    ------------

Net loss                                               (972,285)     (1,202,144)
                                                   ------------    ------------

    Less: Preferred stock dividends                        (246)        (62,500)
                                                   ------------    ------------

Net loss applicable to common shareholders         ($   972,531)   ($ 1,264,644)
                                                   ============    ============

Net loss per share applicable
    to common stockholders - basic and diluted     ($       .02)   ($       .03)
                                                   ============    ============


Weighted average shares outstanding                  43,664,398      37,405,455
                                                   ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                            Nine Months Ended September 30,
                                                                 1999            1998
                                                             ------------    ------------
Revenues
    Product sales                                            $  2,024,329    $    983,899
    License fee                                                      --           351,663
                                                             ------------    ------------
                                                                2,024,329       1,335,562

Cost of Goods Sold                                                564,444         372,299
                                                             ------------    ------------

    Gross Margin                                                1,459,885         963,263
                                                             ------------    ------------

Expenses
    Research and development, net                               2,591,722       2,738,259
    Selling, general and administrative                         1,844,477       1,712,941
    Patents                                                       153,174         168,007
    Depreciation and amortization                                 253,464         167,717
                                                             ------------    ------------

       Total operating expenses                                 4,842,837       4,786,924
                                                             ------------    ------------

Loss from operations                                           (3,382,952)     (3,823,661)
                                                             ------------    ------------

Other income (expense):
    Interest income                                                97,523         268,465
    Other income (expense), net                                    (1,881)         27,412
    Interest expense                                              (21,151)         (8,020)
                                                             ------------    ------------
    Other income, net                                              74,491         287,857
                                                             ------------    ------------

Net loss                                                       (3,308,461)     (3,535,804)

    Less: Dividend embedded in convertible preferred stock             --        (642,648)
    Preferred stock dividends                                     (22,253)       (231,399)
                                                             ------------    ------------

Net loss applicable to common shareholders                   ($ 3,330,714)   ($ 4,409,851)
                                                             ============    ============

Net loss per share applicable
    to common stockholders - basic and diluted               ($       .08)   ($       .12)
                                                             ============    ============


Weighted average shares outstanding                            42,104,485      36,621,907
                                                             ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                               Nine Months
                                                           Ended September 30,
                                                           1999           1998
                                                       -----------    -----------
Cash flows from operating activities
  Net loss                                             ($3,308,461)   ($3,535,804)
                                                       -----------    -----------
  Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                       253,464        167,717
  Changes in operating assets and liabilities
       Inventory                                          (352,539)       (64,658)
       Receivables                                         114,597       (134,419)
       Prepaid expenses and other current assets          (157,295)       (45,970)
       Advanced royalties                                  115,499         77,162
       Other assets                                          2,203         (3,474)
       Accounts payable                                   (237,626)    (2,004,461)
       Accrued expenses                                   (253,312)        64,680
       Advances against future sales, net                 (741,915)      (477,727)
       Accrued wages                                        51,910         99,159
                                                       -----------    -----------

       Total adjustments                                (1,205,014)    (2,321,991)
                                                       -----------    -----------

  Net cash flows used in operating activities           (4,513,475)    (5,857,795)
                                                       -----------    -----------

Cash flows from investing activities
     Purchases of fixed assets, net                       (189,351)      (489,008)
                                                       -----------    -----------

  Net cash flows used in investing activities             (189,351)      (489,008)
                                                       -----------    -----------

Cash flows from financing activities
     Proceeds from issuances of common stock
         and exercise of warrants, net                        --        1,678,333
     Proceeds from issuances of preferred stock, net          --        4,588,866
     Proceeds from exercise of equity credit line        3,903,014           --
     Increase (decrease) in loans payable                  438,781        (43,993)
                                                       -----------    -----------

  Net cash flows provided by financing activities        4,341,795      6,223,206
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents      (361,031)      (123,596)

Cash and cash equivalents at beginning of year           3,452,916      4,423,389
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 3,091,885    $ 4,299,793
                                                       ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements



Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


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

     In March 1998, the Company received approval for three separate New Drug Applications ("NDA") from the U.S. Food and Drug Administration ("FDA"). Two of these approvals were for Lotemax(R) and one was for Alrex(R). Lotemax has been approved for the treatment of several ocular inflammatory indications, including uveitis, and for post-operative inflammation. Alrex has been approved for the treatment of seasonal allergic conjunctivitis.


2.   Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At September 30, 1999, the Company had an accumulated deficit of $81,104,730. Such losses resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $3.1 million as of September 30, 1999, combined with anticipated cash inflows from revenues derived from sales of Lotemax and Alrex and the equity line of credit obtained on December 10, 1998 will be sufficient to support operations through 2000. As of September 30, 1999, $5.4 million remained available under the equity line of credit.

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

Inventories

     Inventories consist of loteprednol etabonate, the compound used in the Company's products, Lotemax and Alrex, and are stated at the lower of cost or market with cost determined on a weighted average basis.

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

     Through September 30, 1999, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $3.7 million was outstanding at September 30, 1999. An additional $1 million is due from Bausch & Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb during the next twelve months, based on management's estimate of product sales to Bausch & Lomb, has been presented as a current liability in the accompanying balance sheet at September 30, 1999 and December 31, 1998.

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

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


5.   Common and Preferred Stock Transactions

     On February 4, 1998, the Company completed a private placement with institutional investors of Series C Redeemable Convertible Preferred Stock ("Series C convertible preferred stock") and warrants to purchase 650,000 shares of common stock, generating gross proceeds of $5 million. The Series C convertible preferred stock carried a 5% premium payable in common stock, and was convertible, at the option of the holder, into common shares of the Company 60 days subsequent to the date of issuance. The conversion price was the lower of 90% of the average of the low trade prices of the Common Stock for the five consecutive trading days ending on the day immediately prior to the conversion date (the "Variable Conversion Price") or $2.89 per share. Until converted into common stock, the Series C convertible preferred stock had no voting rights. The warrants issued to the investor and the finders are exercisable at prices ranging from $2.28 to $2.67 per share, commencing one year after the closing for four and five year periods.

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

     During the third quarter of 1999, the Company issued 153,201 shares of common stock upon conversion of its Series C convertible preferred stock. These third quarter transactions completed the conversion of the Series C convertible preferred stock, leaving no preferred stock outstanding at September 30, 1999.

     As of September 30, 1999 and December 31, 1998, cumulative dividends on the Company's outstanding Series C convertible preferred stock were $-0- and $173,671, respectively. The dividends were paid in common stock of the Company at the fair market value on the date of conversion.

     In connection with the issuances of the Series A, B and C convertible preferred stock, the Company was required to recognize, in its earnings per share ("EPS") calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the earliest date that conversion can occur. The Company recorded a preferred stock dividend of $0 for both of the three months ended September 30, 1999 and 1998, and $ 0 and $642,648 for the nine months ended September 30, 1999 and 1998, respectively, on the outstanding shares of convertible preferred stock in connection with the conversion discount.

     The Company entered into a Private Equity Line of Credit Agreement (the "Credit Agreement") as of December 10, 1998, as amended on December 18,
     1998, with Dominion Capital Fund, Ltd., which subsequently assigned its rights to Centennial Parkway LLC. (the "Investor"). Pursuant to the terms of the Credit Agreement, the Company may, from time to time during a specified term, cause the Investor to purchase up to an aggregate of $10,000,000 of the Company's common stock, par value $.03 per share (the "Common Stock"). The price per share of Common Stock to be paid by the Investor is to be determined at the time of each purchase according to a specified formula which is based upon the average closing bid price of the Common Stock on the principal trading exchange or market for the Common Stock (the "Principal Market") over a prescribed, five-day period. With each purchase of Common Stock, the Investor is also to receive warrants exercisable for a number of shares of Common Stock equal to ten percent of the number of shares of Common Stock purchased at an exercise price per share equal to 125% of the closing bid price of the Common Stock on the Principal Market on a specified date.

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

     During the second quarter of 1999, under terms of the Credit Agreement, the Company issued 1,369,279 shares of its Common Stock and warrants to purchase 114,311 shares of its Common Stock to the Investor for consideration of $1,737,000 net of fees. The warrants have exercise prices ranging from $1.56 to $2.38 per share and expire in the second quarter of 2002.

     During the third quarter of 1999, under terms of the Credit Agreement, the Company issued 761,760 shares of its Common Stock and warrants to purchase 67,598 shares of its Common Stock to the Investor for consideration of $1,005,497 net of fees. The warrants have exercise prices ranging from $1.52 to $2.23 per share and expire in the third quarter of 2002.

     During the third quarter of 1999, the Company issued 150,000 shares of its Common Stock upon the exercise of previously outstanding warrants for consideration of $126,000.


6.   Segment and Geographic Information

     The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

     Geographic information for the three and nine months ending September 30, 1999 and 1998 are as follows:

                           Three months ended                Nine months
                               September 30,             ended September 30,
                           1999           1998           1999           1998
                       -----------    -----------    -----------    -----------
     Net revenues
       United States   $   833,118    $    92,406    $ 2,024,329    $ 1,335,562
       Israel                 --             --             --             --
                       -----------    -----------    -----------    -----------
                       $   833,118    $    92,406    $ 2,024,329    $ 1,335,562
                       ===========    ===========    ===========    ===========
     Net loss
       United States   ($  960,662)   ($1,204,833)   ($3,255,628)   ($3,535,956)
       Israel              (11,623)         2,689        (52,833)           152
                       -----------    -----------    -----------    -----------
                       ($  972,285)   ($1,202,144)   ($3,308,461)   ($3,535,804)
                       ===========    ===========    ===========    ===========


7.   Note Payable

     On April 1, 1999, the Company issued a one-year note to finance the purchase of certain drug substance inventory. The note is payable in installments and bears interest at 8% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended September 30, 1999 and 1998

Product sales revenue totaled $833,118 for the quarter ended September 30, 1999 compared to $90,743 for the quarter ended September 30, 1998. Sales revenue for the quarter ended September 30, 1998 reflects reorders from product wholesalers and distributors subsequent to the filling of initial orders during the second quarter, and represented about half of actual Lotemax and Alrex sales during the quarter. Additionally, the Company recorded license revenue of $1,663 for the quarter ended September 30, 1998.

Cost of goods sold for the quarter ended September 30, 1999 totaled $265,649 compared to $32,447 for the quarter ended September 30, 1998. The increase reflects volume and the timing of certain licensing expenses. Cost of goods sold includes the cost of the active drug substance and licensing costs.

Total operating expenses increased $237,748 or 18%, from $1,347,950 in 1998 to $1,585,698 in 1999. The increase is primarily due to higher research and development expenses and, to a lesser extent, increased general and administrative expenses and depreciation expense.

Net research and development expenses increased by $163,583 or 24%, from $675,807 in 1998 to $839,390 in 1999. The increase in R&D expense is primarily due to expenses associated with the development of Dexanabinol, a neuroprotective agent for the treatment of central nervous system ("CNS") disorders.

General and administrative expenses increased by $46,707 or 8%, from $552,467 in 1998 to $599,174 in 1999. The increase is primarily due to facility costs and employee benefits partially offset by reduced investor relations costs.

Patent expenses increased by $6,106, or 11%, from $55,675 in 1998 to $61,781 in 1999. This increase is due principally to the timing of various patent costs.

Depreciation and amortization expenses increased by $21,351, or 33%, from $64,002 in 1998 to $85,353 in 1999, reflecting increased depreciation expense relating to laboratory equipment purchases in 1998.

Other income, net, decreased by $39,904, or 47%, from $85,848 in 1998 to $45,944 in 1999. The decrease is due to the decline in interest income as a result of lower average cash balances and the increased interest expense primarily due to the interest payable on the Company's note to finance an inventory purchase.

Nine months ended September 30, 1999 and 1998

Product sales revenue totaled $2,024,329 for the nine months ended September 30, 1999 compared to $983,899 for the nine months ended September 30, 1998. The 1999 period includes product sales for all nine months while the 1998 period includes sales only for the second and third quarters of 1998, following the March 1998 FDA approval of the Company's Lotemax and Alrex ophthalmic products. Additionally, the Company recorded license revenue of $ 351,663 for the nine months ended September 30, 1998. This license revenue represented a non-recurring payment in exchange for the transfer of certain drug technology.

Cost of goods sold for the nine months ended September 30, 1999 totaled $564,444 compared to $372,299 for the nine months ended September 30, 1998. The increase reflects the volume difference between the two periods. Cost of goods sold includes the cost of the active drug substance and licensing costs.

Total operating expenses increased $55,913 or 1%, from $4,786,924 in 1998 to $4,842,837 in 1999. The increase is primarily due to increased general and administrative expenses and depreciation expense offset by lower research and development expenses.

Net research and development expenses decreased by $146,537, or 5%, from $2,738,259 in 1998 to $2,591,722 in 1999. The decrease in R&D expense is primarily due the absence of development and regulatory costs associated with Lotemax and Alrex, which were approved by the FDA in March 1998.

General and administrative expenses increased by $131,536 or 8%, from $1,712,941 in 1998 to $1,844,477 in 1999. The increase is primarily due to higher wages and benefits, increased investor relations activities offset by reduced professional fees and reduced travel costs.

Patent expenses decreased by $14,833, or 9%, from $168,007 in 1998 to $153,174 in 1999. This decrease is due principally to the timing of various patent costs.

Depreciation and amortization expenses increased by $85,747, or 51%, from $167,717 in 1998 to $253,464 in 1999, reflecting increased depreciation expense relating to laboratory equipment purchases in 1998.

Other income, net, decreased by $213,366, or 74%, from $287,857 in 1998 to $74,491 in 1999. The decline is principally due to lower interest income as a result of lower average cash balances and less favorable foreign exchange transactions.

Liquidity and Capital Resources

The Company had no sources of recurring revenues until the commencement of product sales in April 1998, and has incurred operating losses since its inception. At September 30, 1999, the Company had an accumulated deficit of $81,104,730. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $2.0 million, including cash and cash equivalents of $3.1 million, as of September 30, 1999. On February 4, 1998, the Company completed a private placement of convertible preferred stock and warrants that generated $5 million in gross proceeds. On December 10, 1998, the Company obtained a $10 million equity line of credit with a single institutional investor. As of September 30, 1999, $5.4 million remained available under the equity line of credit.

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

Statements made in this document related to the development, commercialization and market expectations of the Company's drug products, to the establishment of corporate collaborations, and to the Company's operational projections are forward-looking and are made pursuant to the safe harbor provisions of the

Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in Pharmos' filings with the Securities and Exchange Commission could affect such results.

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

Third Party Preparation. The Company's has identified its critical third party relationships in order to assess potential year 2000 issues with the third party's computer systems that might impact the Company's operations. These critical relationships include one customer, one principal vendor, financial institutions and various service vendors. The Company has surveyed these critical third parties and has received assurances that the third parties have addressed year 2000 issues involving systems important in the conduct of business with the Company, or that plans are in place to assure that the systems are Y2K compliant before the end of 1999. The Company completed the survey of critical third party relationships by the end of the second quarter of 1999. The Company addressed or corrected all issues by the end of the third quarter of 1999.

Compliance Costs. The Company's expenditures on its year 2000 issues to date have been nominal, and the Company does not anticipate any significant future costs associated with year 2000 issues.

Risks of the Company's Year 2000 Issues. The greatest risks to the Company are potential failures of the computer systems of the Company's third party relationships. The Company currently believes that the most likely worst case scenario concerning the year 2000 issue involves potential business disruptions among the financial institutions with which the Company conducts business. If a significant number of these financial institutions experience business disruptions due to a year 2000 issue, the Company's cash flow could be materially disrupted.

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


                                         PHARMOS CORPORATION





Dated: November 15, 1999                 by:  /s/ Robert W. Cook
                                              ------------------
                                              Robert W. Cook
                                              Vice President Finance and
                                              Chief Financial Officer
                                              (Principal Accounting and
                                                Financial Officer)