Form 10-K
period 1999-12-31
PHARMOS CORP
filed 2000-03-30
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                            Commission File No. 0-11550
December 31, 1999
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's Common Stock at March 15, 2000 held by those persons deemed to be non-affiliates was approximately $ 379,900,000 .

     As of March 15, 2000, the Registrant had outstanding 52,253,243 shares of its $.03 par value Common Stock.

                                     PART I

Item 1.  Business

Introduction

Pharmos Corporation (the "Company") is a bio-pharmaceutical company that develops and commercializes products for the ophthalmic, central nervous system, neurological and other key healthcare markets. The Company has a diverse product pipeline that includes marketed products with superior therapeutic indices and drug candidates with enhanced molecular structures that display improved safety and/or efficacy compared to the parent molecules or to competing products.

The Company, together with Bausch & Lomb Pharmaceuticals, Inc.("BLP"), received approval from the Food and Drug Administration ("FDA") to manufacture and market two ophthalmic products, Lotemax(R) (loteprednol etabonate ophthalmic suspension 0.5%) and Alrex(R) (loteprednol etabonate ophthalmic suspension 0.2%) in March 1998. BLP began marketing Lotemax and Alrex in the second quarter of 1998. Product shipments also began in the second quarter of 1998, when the Company received its initial product revenues from the sales of these products. In
December 1999, the Company announced that a filing to market loteprednol etabonate 0.5% ophthalmic suspension for ophthalmic inflammatory indications in the United Kingdom has been submitted to the Medicines Control Agency, the drug regulatory agency in the U.K. Upon approval, the product will be submitted by BLP and the Company for approval in other European countries through a Mutual Recognition procedure. When launched, the product will be marketed under the Loterox(TM) tradename in the U.K.

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

Dexanabinol (HU-211), the Company's lead CNS product aimed initially at treating severe head trauma and stroke, has completed the third cohort of a Phase II escalating-dose clinical trial for severe head trauma. On March 7, 2000 the Company announced the results of the third cohort of the Phase II Clinical Study. The study concluded that the Phase II goals of establishing the safety of dexanabinol in TBI and the dosing parameters for a pivotal study were met, allowing for the commencement of an international pivotal trial of several hundred patients later this year. In October 1998, the Company announced the results of the first two of the three cohort Phase II Clinical Study. Highlights of this study included a significant reduction in intracranial pressure, a 26% reduction in mortality, and a higher percentage of patients able to resume a normal life ("Good Neurological Outcome") among the treated group.

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

LE-T, a third loteprednol etabonate-based eye drug combined with the antibiotic tobramycin, has been evaluated in a human eye model. The Company and BLP are undertaking another clinical trial before submitting the NDA for FDA approval in order to add considerable support to the companies' intent to receive a broad labeling for the product upon approval, a feature that will assist its commercialization. The additional clinical trial will be completed in 2000 after which an NDA is expected to be filed with the FDA.

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

In December 1999, a filing to market loteprednol etabonate 0.5% ophthalmic suspension for ophthalmic inflammatory indications in the United Kingdom was submitted to the Medicines Control Agency, the drug regulatory agency in the U.K. Upon approval, the product will be submitted by BLP and the Company for approval in other European countries through a Mutual Recognition procedure. Sold in the U.S. under the trademark Lotemax, the product will be marketed under the Loterox tradename in the U.K. The European filing of Alrex, the second ophthalmic product covered under the Company's agreement with BLP, is anticipated to occur within the next several months.

Dexanabinol (HU-211)

Dexanabinol (HU-211) is the Company's lead synthetic cannabinoid compound in a family of non psychotic cannabinoid molecules originally designed to avoid the psychotropic and sedative spectrum of cannabinometic agents, while retaining their beneficial properties as anti-emetics, analgesics and anti-glaucoma agents.

It is now well established that the psychotropic effects of cannabinoids are mediated via stereo selective (-) preferring receptors. Dexanabinol is a (+) optical isomer and does not interact with cannabinoid receptors. It is a stereo selective, non-competitive antagonist of the NMDA receptor channel, has free radical scavenging properties, and anti-inflammatory properties (involving inhibition of TNF-[alpha] production). All of these mechanisms may be important for neuroprotection. Therefore, dexanabinol appears to have a unique modality to neuroprotection, combining three relevant mechanisms of action in a single molecule which act at different time points of the neurotoxic process in head trauma, stroke and potentially other indications.

While head trauma and stroke are the highest priority indications for dexanabinol, its spectrum of activities has potential as an anti-inflammatory and protectant in other diseases such as multiple sclerosis, glaucoma, Parkinson's and Alzheimer's diseases, as well as various other inflammatory conditions. Development of dexanabinol and other members of this family of compounds for these chronic indications is proceeding at the preclinical level.

In several animal models (including closed head injury, focal and global forebrain ischemia and optic nerve crush), the drug has demonstrated significant neuroprotective activity. In these studies, a single injection of dexanabinol given after the injury resulted in a significant long-term functional improvement and an increase in neuronal survival.

In early 1996, a Phase I study of rising dose tolerance in healthy volunteers (50 subjects) showed dexanabinol to be safe and well tolerated at doses up to and including the expected therapeutic doses. Specifically, there were no hallucinations, sedation or blood pressure changes of the type reported with other glutamate antagonists. In late 1996, the Company commenced a Phase II study of head injured patients. This study, conducted at six medical centers in Israel on patients with severe head injury, was reviewed and approved by the American Brain Injury Consortium (ABIC) and the European Brain Injury Consortium
(EBIC).

In October 1998, the Company announced the results of the first two cohorts of the three cohort Phase II Clinical Study involving 67 patients. Clinical endpoints established an excellent safety profile of the drug in the treated patients. There were no unexpected adverse experiences reported for either the drug treated or placebo group. Intracranial pressure above a threshold of 25 mmHg, an important risk factor and a predictor of poor neurological outcome, was significantly reduced in the drug-treated patients through the third day of treatment, without concomitant reduction in systolic blood pressure. The mortality rate of 10% (3/30) in the dexanabinol group compared favorably with a 13.5% rate in the placebo group (5/37). The investigators concluded that dexanabinol was shown to be safe and well tolerated in severe head trauma patients. Neurological outcomes in the study, assessed periodically up to 6 months after injury, established a strong trend of efficacy. The percentage of patients achieving Good Neurological Outcome, the highest score on the five level Glasgow Outcome Scale used to assess the recovery of head trauma patients, was higher in the drug-treated group at each measurement. Among the most severely injured patients in the study, a better outcome was consistently observed among the drug treated group than among the placebo treated group. Patients received an intravenous injection of either dexanabinol or placebo within 6 hours of the injury. Demographically, all 67 patients were fairly representative of the characteristics describing severe head trauma.

On March 7, 2000 the Company announced the results of the third cohort of the Phase II Clinical Study. The study concluded that the Phase II goals of establishing the safety of dexanabinol in TBI and the dosing parameters for a pivotal study were met, allowing for the commencement of an international pivotal trial of several hundred patients later this year. An aggregate of 101 patients were enrolled in the multi-center, double-blind, randomized Phase II study, which was carried out in six trauma centers in Israel affiliated with the American Brain Injury Consortium. Fifty-two of the patients were treated with dexanabinol at three separate doses and forty-nine received a placebo. In the third cohort, thirty-three patients received an intravenous injection of either 200 mg. of dexanabinol (N=21) or placebo (N=12) within six hours of injury. Demographically, these patients were fairly representative of the TBI population, comprising mostly young men injured in motor vehicle accidents. However, the dexanabinol and placebo groups differed with respect to several important baseline entry parameters affecting the patients' prognosis; for example, injury severity as determined by the Glasgow Coma Scale was significantly worse in the treated group than in the placebo group. In addition, the patients' CT classifications indicating the extent of the brain injury were worse in the drug-treated group compared to placebo. Predictably, the strong trend for better neurological outcome in comparison with placebo that was observed in the first two cohorts was not repeated in this cohort. Nevertheless, ICP above a threshold of 25mmHg, a major risk factor affecting the prognosis of TBI, was lower 40-70% of the time during the first days after injury in the treated group vs. the placebo group. This result was similar to those of the previous two cohorts (48mg. and 150mg. doses) reported in October 1998.

Tamoxifen Analogs

Tamoxifen analogs, some with poor CNS uptake, have been synthesized and tested in several animal models. Tamoxifen methiodide, a permanently charged tamoxifen derivative, was tested in animals (nude mice) inoculated with human breast cancer cells. Treatment resulted in rapid arrest of growth followed by tumor regression. Growth arrest was also observed in estrogen-independent tumors. The rate and magnitude of response was higher than that seen with tamoxifen itself. The compound may retain the anti-osteoporotic effects of tamoxifen in bone but is considerably less active than tamoxifen as a utero trophic agent, demonstrating an improved therapeutic profile as compared to the parent compound. Tamoxifen analogs synthesized by the Company may have various clinical applications.

Further synthesis and screening of tamoxifen analogs are ongoing to identify drug candidates for the treatment of osteoporosis, cardiovascular diseases and other clinical applications.

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

Under the agreements, BLP will purchase the active drug substance from the Company. As of March 2000, BLP has provided the Company with a total of $5 million in cash advances and is entitled to recoup the advances by way of credits from sales of Lotemax, Alrex and line extension products. Another $1 million is due subject to receiving regulatory approval for LE-T in the United States. An additional $1.6 million in advances against future sales by BLP will be payable to the Company following receipt of regulatory clearance in certain markets outside of the United States. BLP collaborates in the development of these products by making available amounts up to 50% of their Phase III clinical trial costs. The Company retains certain conditional co-marketing rights in the U.S. to all of the products covered by the marketing agreement. As of December 31, 1999, the company had repaid $1.8 million of the cash advances from BLP by way of credits from sales of Lotemax and Alrex during 1999 and 1998.

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

Neuroprotective Agents. The Company has licensed from the Hebrew University, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering novel compounds that have demonstrated certain beneficial neuropharmacological activity while appearing to be devoid of most of the deleterious effects usually associated with this class of compounds. This group of patents has been designed to protect this family of compounds and their uses devised by the Company and the inventors. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 1999. These patents cover dexanabinol, which is under development for the treatment of head trauma, stroke and other indications.

Tamoxifen Analogs. The Company has filed patent applications in the U.S., Israel, Australia, Canada, Japan and the European Patent Office to protect pharmaceutical compositions of tamoxifen analogs and tamoxifen methiodide. In July 1997, a patent was issued by the U.S. Patent and Trademark Office with claims covering the use of permanently ionic derivatives of steroid hormones and their antagonists known as tamoxifen analogs. The patent also claims novel analogs of tamoxifen and other steroid hormones and their antagonists. A second patent is due to issue shortly, claiming anti-angiogenic uses of these sqame compounds. The Company believes that these charged derivatives are superior to the parent compounds in that they are devoid of CNS side effects and show an overall improved pharmacological profile.

Emulsion-based Drug Delivery Systems. In the general category of SubMicron Emulsion (SME) technology, the Company licensed two patents from Hebrew
University and has separately filed ten patent applications that are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by the Company and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SME technology date from 1986 and the most recent from 1996. These patents cover a broad range of hydrophobic drugs, in improved formulations to treat various diseases and disorders.

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

The results of product development, preclinical studies and clinical studies and other information are submitted to the FDA in an NDA to seek approval for the marketing and interstate commercial shipment of the drug. With the NDA, a company must pay the FDA a user fee of $285,000 (for Fiscal Year 2000). Companies with less than 500 employees and no revenues from products may be eligible for an exception. This exception was granted to the Company in connection with the NDA for Lotemax and Alrex and reduced the fee by 50%, which is payable 12 months after the NDA is filed by the FDA. The FDA may refuse to file or deny an NDA if applicable regulatory requirements, such as compliance with Current Good Clinical Practice ("cGCP") requirements, are not satisfied or may require additional clinical testing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the requirements for approval. If the FDA does ultimately approve the product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer, and almost always seeks to require prior approval of promotional materials. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. After a product is filed for a given indication in an NDA, subsequent new indications or dosages for the same product are reviewed by the FDA via the filing and upon receipt of a Supplemental NDA ("sNDA") submission as well as payment of a separate user fee. The sNDA is more focused than the NDA and deals primarily with safety and effectiveness data related to the new indication or dosage, and labeling information for the sNDA indication or dosage. Finally, the FDA requires reporting of certain information, e.g., adverse experience reports, that becomes known to a manufacturer of an approved drug.

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

Corporate History

Pharmos Corporation (the "Company"), a Nevada corporation, formerly known as Pharmatec, Inc., was incorporated under the laws of the State of Nevada on December 20, 1982. On October 29, 1992, the Company completed a merger (the "Merger") with Pharmos Corporation, a privately held New York corporation ("Old Pharmos"), and on October 30, 1992 exercised an option to acquire all of the outstanding shares of Xenon Vision, Inc., a privately held Delaware corporation. Prior to the Merger, Old Pharmos was a biopharmaceutical company with proprietary drug delivery and formulation technologies, one of which involved an initial application of ophthalmic drugs, and another of which involved research pharmaceuticals with neuroprotective properties being developed for applications such as stroke and head trauma. Prior to the Merger, the Company was a publicly-held company primarily engaged in the development and testing of a chemical delivery system which has been shown in animal studies to permit the passage of drugs across the blood-brain barrier. Prior to its acquisition, Xenon was a research-based pharmaceutical company developing several patented products for the ophthalmic field. In April 1995, the Company acquired Oculon Corporation a privately-held development stage company with anti-cataract technologies.

Human Resources

As of March 1, 2000, the Company had 43 full time employees, 6 in the U.S. and 37 in Israel, of whom approximately 18 hold doctorate or medical degrees.

The Company's  employees are not covered by a collective  bargaining  agreement.
The  Company  has  never  experienced   employment-related  work  stoppages  and
considers its employee relations to be excellent.

Public Funding and Grants

The Company's subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") for research and development of dexanabinol, SME technology for injection and nutrition as well as for research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes. The Company has received $2,268,703 under such agreements through December 31, 1999. The Company will be required to pay royalties to the Chief Scientist from 2% to 5% of product sales, if any, as a result of the research activities conducted with such funds.
Aggregate royalty payments are limited to the amount of funding received. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See "Conditions in Israel."

The Company has received certain funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F") to develop Lotemax and LE-T. The Company was required to pay royalties to BIRD-F of 2.5%, through September 1999, then 5% of product sales thereafter, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to 150% of the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel.

In April 1997, the Company signed an agreement with the Magnet consortium, operated by the Office of the Chief Scientist, for developing generic technologies and for the design and development of drug and diagnostic kits. Under such agreement, the Company is entitled to a non-refundable grant amounting to approximately 60% of the actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. To date, the Company has received grants totaling $961,661 pursuant to this agreement.

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

Item 2. Properties

The Company is headquartered in Iselin, New Jersey where it leases its executive offices. The Company also leases facilities used in the operation of its research, development, pilot manufacturing and administrative activities in Rehovot, Israel. These facilities have been improved to meet the special requirements necessary for the operation of the Company's research and development activities. In the opinion of the management these facilities are sufficient to meet the current and anticipated future requirements of the Company. In addition, management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on October 13, 1999 the shareholders of the Company elected the following persons as directors of the Company to hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified: Dr. Haim Aviv, Marvin P. Loeb, E. Andrews Grinstead, Stephen Knight, David Schlachet, Mony Ben Dor, Stephan Guttmann and Georges Anthony Marcel. The shareholders of the Company also approved an amendment of the Restated Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $.03, from 60 million to 80 million shares. In addition, the shareholders of the Company approved an amendment to the Company's 1997 Incentive and Non-Qualified Stock Option Plan to increase the number of shares under the Plan from 1 million to 1.5 million.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Marketsm. The following table sets forth the range of high and low bid prices for the Common Stock as reported on the NASDAQ National Market System and the Nasdaq SmallCap Market during the periods indicated.

Year ended December 31, 1999                               HIGH             LOW
------------------------------------------------           -----           -----
1st Quarter ....................................           $1.78           $1.13
2nd Quarter ....................................            2.13            1.19
3rd Quarter ....................................            2.00            1.22
4th Quarter ....................................            2.44            1.06

Year ended December 31, 1998                               HIGH             LOW
------------------------------------------------           -----           -----
1st Quarter ....................................           $3.56           $1.63
2nd Quarter ....................................            3.28            2.47
3rd Quarter ....................................            2.75            1.44
4th Quarter ....................................            2.25            1.47

     The high and low bid prices for the common stock during the first quarter of 2000 (through March 15, 2000) were $15.38 and $1.75, respectively. The closing price on March 15, 2000 was $7.50.

     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On March 15, 2000, there were 473 record holders of the Common Stock of the Company and approximately 27,672 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in "street name".

     The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

Item 6.  Selected Financial Data

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                   1999              1998              1997              1996              1995
                                               ------------      ------------      ------------      ------------      ------------
Revenues                                       $  3,279,397      $  1,539,941                --                --      $     75,000

Gross Margin                                      2,284,780         1,102,228                --                --                --

Operating expenses                               (6,999,136)       (6,109,809)     $ (8,563,091)     $ (8,354,991)       (8,253,666)

Loss Before Extraordinary Item                   (4,618,190)       (4,663,347)       (8,233,547)       (8,077,210)       (8,096,085)

Extraordinary gain from
forgiveness of debt                                      --                --           416,248                --                --

Dividend embedded in
convertible preferred stock                              --          (642,648)       (1,952,767)               --                --
Preferred Stock dividends                           (22,253)         (242,295)         (240,375)               --                --
                                               ------------      ------------      ------------      ------------      ------------

Net loss applicable to
common shareholders                            $ (4,640,443)     $ (5,548,290)     $(10,010,441)     $ (8,077,210)     $(8,096,085)
                                               ============      ============      ============      ============      ============

Loss per share applicable
to common shareholders before
extraordinary gain - basic                           ($0.11)          ($0.15)           ($0.32)           ($0.28)           ($0.37)

Extraordinary gain per share                             --                --             (0.01)               --                --
                                               ------------      ------------      ------------      ------------      ------------
Net loss per share applicable
to common shareholders - basic                       ($0.11)           ($0.15)           ($0.31)           ($0.28)           ($0.37)
                                               ============      ============      ============      ============      ============


Total assets                                   $  7,791,294      $  8,066,670      $  8,421,841      $  7,468,293      $  9,461,654
                                               ============      ============      ============      ============      ============


Long term obligations                          $  1,277,565      $  2,691,023      $  4,100,000      $  4,161,767      $  2,294,268
                                               ============      ============      ============      ============      ============


Cash dividends declared                                  --                --                --                --                --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During 1999 and 1998, the Company generated revenues from product sales, but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of $82,510,107 through December 31, 1999. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, merger and acquisition costs, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional operating expenses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability is dependent on the level of revenues from the sale of drug substance to support Lotemax and Alrex, coupled with its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Results of Operations

Years Ended December 31, 1999 and 1998

Revenues from sale of product increased $2,091,119 or 176%, from $1,188,278 in 1998 to $3,279,397 in 1999. The increase resulted from increased market shares for the Company's products as well as a full year of revenue for 1999 versus three quarters in 1998 as product sales commenced in April 1998. Additionally, the Company recorded license income of $351,663 for the year ended December 31, 1998. The license income was primarily generated from a non-recurring payment received by the Company in exchange for the transfer of certain drug technology.

Cost of goods sold increased $556,904 or 127%, from $437,713 in 1998 to $994,617 in 1999. The increase reflects the high product revenue in 1999 versus 1998. Cost of goods sold includes the cost of the active drug substance and royalty payments.

Total operating expenses increased $889,327 or 15%, from $6,109,809 in 1998 to $6,999,136 in 1999. The increase in operating expenses is due to increases in selling, general & administrative expenses, research and development expenses and depreciation.

Net research and development expenses increased by $335,618 or 10%, from $3,491,383 in 1998 to $3,827,001 in 1999. The increase in R&D expense is primarily due to higher outside consulting costs associated with the Phase II testing of the Company's dexanabinol product and on compounds in various stages of clinical and preclinical testing.

Selling, general and administrative expenses increased by $475,530 or 22%, from $2,136,640 in 1998 to $2,612,170 in 1999. The increase is primarily due to higher wage and benefits costs and increased investor relations activities partially offset by reduced professional fees and reduced travel costs.

Depreciation and amortization expenses increased by $78,200, or 35%, from $267,844 in 1998 to $346,044 in 1999, reflecting increased depreciation expense related to laboratory equipment purchases in 1998.

Interest and other income, net of interest and other expenses, decreased by $248,068, or 72%, from $344,234 in 1998 to $ 96,166 in 1999. The decline is principally due to lower interest income as a result of lower average cash balances.

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

Liquidity and Capital Resources

While the Company has received revenues for 1998 and 1999 through the sale of its approved products, it has incurred operating losses since its inception. At December 31, 1999, the Company had an accumulated deficit of $82,510,107. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $1.9 million, including cash and cash equivalents of $2.9 million, as of December 31, 1999. In December 1998, the Company obtained a $10 million equity line of credit with a single institutional investor. Under terms of the Equity Line of Credit Agreement, the Company issued 4,128,165 shares of its Common Stock and 348,495 warrants to purchase shares of its Common Stock to such investor for consideration of $5.2 million, net of fees. During 1999, the Company received additional equity of $0.1 million from the exercise of warrants to purchase the Company's common stock.

During the first quarter of 2000, the Company completed private placements of 4,500,000 shares of common stock that generated $12.7 million in gross proceeds. Also during the first quarter of 2000, under terms of the Equity Line of Credit Agreement, the Company issued 368,424 shares of its Common Stock and warrants to purchase 55,059 shares of its Common Stock to the investor for consideration of $1.5 million, net of fees. Further, during the first quarter of 2000, the Company received additional equity of $3.7 million from the exercise of options and warrants to purchase the Company's common stock.

Management believes that existing cash and cash equivalents, including the proceeds from the first quarter of 2000 described above, combined with anticipated cash inflows from investment income, the equity line of credit, R&D grants and proceeds from sales of the drug substance for Lotemax and Alrex to BLP will be sufficient to support the Company's continuing operations. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that would be required to continue the development of its products and bring them to commercial markets.

During 1998, the Company raised equity of $4.6 million through the issuance of convertible preferred stock and warrants, received additional equity of $1.7 million from the exercise of options and warrants to purchase the Company's common stock and $0.4 million under terms of the Equity Line of Credit Agreement. All net proceeds were available to fund the Company's operations. Cumulative advances from BLP as of December 31, 1999 totaled $5 million. BLP is entitled to recoup the advances by withholding certain amounts from the proceeds payable to the Company for purchases of the active drug substance used in the production of Lotemax, Alrex and line extension products. As of December 31, 1999, the outstanding advances from BLP amounted to $3.2 million. The Company may be obligated to repay such advances if it is unable to supply BLP with certain specified quantities of the active drug substance.

The Year 2000

During 1999, the Company completed an assessment of the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. The Company went through the year 2000 rollover with no disruptions to its business. There were no failures of systems deemed critical or essential. The costs of addressing this issue did not have a material adverse impact on the Company's financial position. The Company has not experienced any year 2000 issues that effect third parties, including the Company's current and prospective suppliers.

Item 8.  Financial Statements and Supplementary Data

The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The directors, officers and key employees of the Company are as follows:

Name                            Age          Position
-----                           ----         -------
Haim Aviv, Ph.D.                 60          Chairman, Chief Executive Officer,
                                               Chief Scientist and Director
Gad Riesenfeld, Ph.D.            56          President, Chief Operating Officer
Robert W. Cook                   44          Vice President Finance and
                                               Chief Financial Officer
Marvin P. Loeb                   73          Director
E. Andrews Grinstead III         54          Director
Stephen C. Knight, M.D.          40          Director
David Schlachet                  54          Director
Mony Ben Dor                     54          Director
George Anthony Marcel            58          Director
Elkan R. Gamzu, Ph.D.            57          Director
Samuel D. Waksal, Ph.D.          51          Director

Haim Aviv, Ph.D., is Chairman, Chief Executive Officer, Chief Scientist and a Director of the Company. In 1990, he co-founded Pharmos Corporation, a New York corporation ("Old Pharmos"), which merged into the Company in October 1992 (the "Merger"). Dr. Aviv also served as Chairman, Chief Executive Officer, Chief Scientist and a Director of Old Pharmos prior to the Merger. Dr. Aviv was the co-founder in 1980 of Bio-Technology General Corp. ("BTG"), a publicly-traded company engaged in the development of products using recombinant DNA, its General Manager and Chief Scientist from 1980 to 1985, and a Director and Senior Scientific Consultant until August 1993. Prior to that time, Dr. Aviv was a professor of molecular biology at the Weizmann Institute of Science. Dr. Aviv is the principal stockholder of Avitek Ltd., a stockholder of the Company. Dr. Aviv is also an officer and/or significant stockholder of several privately held Israeli biopharmaceutical and venture capital companies.

Gad Riesenfeld, Ph.D., was named President and Secretary in February 1997, and has served as Chief Operating Officer since March 1995. He served as Executive Vice President from December 1994 to February 1997, Vice President of Corporate Development and General Manager of Florida Operations from October 1992 to December 1994, and was employed by Pharmos from March 1992 until the Merger. Prior thereto, he was engaged in a variety of consulting engagements relating to the commercialization of intellectual property, primarily in the pharmaceutical and medical fields. From March 1990 through May 1991 Dr. Riesenfeld was a Managing Director of Kamapharm Ltd., a private company specializing in human blood products. Prior thereto, from May 1986, he was Managing Director of Galisar Ltd., a pharmaceutical company involved in extracorporeal blood therapy. Dr. Riesenfeld holds a Ph.D. degree from the Hebrew University of Jerusalem and held a scientist position, as a post doctorate candidate, at the Cedars Sinai Medical Center in Los Angeles, California.

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

Marvin P. Loeb, a Director, was Chairman of the Board of the Company (then known as Pharmatec, Inc.) from December 1982 through October 1992, and has remained a Director of the Company since 1992. He has been Chairman of Trimedyne, Inc. (and its subsidiaries), a publicly-held company engaged in the manufacture of lasers, optical fibers and laser delivery systems, since April 1981; a Director of Gynex Pharmaceuticals, Inc., from April 1986 until its merger with and into Biotechnology General Corporation in 1993, a publicly-held company engaged in the development and commercialization of pharmaceutical products; a Director and Chairman of Automedix Sciences, Inc. from September 1980 until August 1997, which changed its name to COMC, Inc. in August 1997 and is a publicly held voice and data transmission company; Chairman and a director of Contracap, Inc. from 1988 to 1993, a publicly-traded company which changed its name in 1999 to eTravelSave, Inc. and operates an internet travel agency; Chairman of Cardiomedics, Inc., a privately held company engaged in the development of heart assist devices, since May 1986; President and Director of Marvin P. Loeb & Co. since 1965, and Master Health Services, Inc. since 1972, both of which are family-held companies engaged in licensing of inventions and financial consulting.

E. Andrews Grinstead, III, a Director of the Company since 1991, is Chairman of the Board and Chief Executive Officer of Hybridon, Inc., a publicly-held biotechnology company. Mr. Grinstead joined Hybridon in 1991. From 1987 to October 1990, he was Managing Director and Group Head of the life sciences group at PaineWebber, Inc. From 1986 to 1987, Mr. Grinstead was Managing Director and Group Head of the life sciences group at Drexel Burnham Lambert, Inc. From 1984 to 1986, he was a Vice President at Kidder, Peabody & Co., Inc., where he developed the life sciences corporate finance specialty group. Prior to his seven years on Wall Street, Mr. Grinstead served in a variety of operational and executive positions with Eli Lilly & Company, most recently as general manager of Venezuelan Pharmaceutical, Animal Health and Agricultural Chemical
Operations. Serves as a director of Meridian Medical Technologies, Inc., a pharmaceutical and medical device company. Mr. Grinstead has served as a member of the Board of Trustees for the Albert B. Sabine Vaccine Foundation, a 501(c)(3) charitable foundation dedicated to disease prevention since 1994, and on the Board of the Massachusetts Biotech Counsel since 1997. Mr. Grinstead was appointed to the President's Council of the National Academy of Sciences and the Institute of Medicine in 1992. Mr. Grinstead received an A.B. from Harvard College in 1967, a J.D. from the University of Virginia School of Law in 1974 and an M.B.A. from the Harvard Graduate School of Business Administration in 1976.

Stephen C. Knight, M.D., a Director of the Company since November 1994, is President and Chief Operating Officer of Epix Medical, Inc. a publicly-held medical device company. Prior to joining Epix Medical in July 1996, Dr. Knight was a Senior Consultant at Arthur D. Little, Inc., where he specialized in R&D valuations, and mergers and acquisitions in the pharmaceutical, biotechnology, health care information, medical equipment and diagnostic industries. Prior to joining Arthur D. Little, Dr. Knight worked as a consultant at APM, Inc. Dr. Knight has performed medical research at the National Institutes of Health, AT&T Bell Laboratories, and Yale and Columbia Universities. Dr. Knight holds an M.D. from the Yale University School of Medicine and an MBA from the Yale School of Organization and Management.

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

Elkan R. Gamzu, Ph.D., a Director of the Company since February 2000, is a consultant to the biotechnology and pharmaceutical industries. Prior to becoming a consultant, Dr. Gamzu held a number of senior executive positions in the biotechnology and pharmaceutical industries, including President andChief Executive Officer of Cambridge Neuroscience, Inc. from 1994 until 1998. Dr. Gamzu also served as President and chief Operating Officer and Vice President of Development for Cambridge Neuroscience, Inc. from 1989 to 1994. Previously, Dr. Gamzu held a variety of senior positions with Warner-Lambert and Hoffman LaRoche, Inc.

Samuel D. Waksal, Ph.D., a Director of the Company since March 2000, is a founder of ImClone Systems Incorporated and has been its Chief Executive Officer and a Director since August 1985 and President since March 1987. From 1982 to 1985, Dr. Waksal was a member of the faculty of Mt. Sinai School of Medicine as Associate Professor of Pathology and Director of the Division of Immunotherapy within the Department of Pathology. He has served as visiting Investigator of the National Cancer Institute, Immunology Branch, Research Associate of the Department of Genetics, Stanford University Medical School, Assistant Professor of pathology at Tufts University School of Medicine and Senior Scientist for the Tufts Cancer Research Center. Dr. Waksal was a scholar of the Leukemia Society of America from 1979 to 1984. Dr. Waksal currently serves on the Executive Committee of the New York Biotechnology Association, the Board of Directors of Cadus Pharmaceutical Corporation and is Chairman of the New York Council for the Humanities.


Section 16 Filings

No person who, during the fiscal year ended December 31, 1999, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of securities of the Company registered under
Section 12 of the Securities Exchange Act of 1934 (the "Act"), a "Reporting Person" failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

The following table summarizes the total compensation of the Chief Executive Officer of the Company for 1999 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 1999.

Summary Compensation Table

                          Annual Compensation                                Long Term Compensation
                          -------------------                                -----------------------

                                                                                                 Stock
Name/                                                                             Restricted   Underlying
Principal Position        Year      Salary        Bonus              Other          Stock        Options
------------------        ----      ------        -----              -----        ----------   ----------
Haim Aviv, Ph.D
Chairman, Chief           1999     $236,418      $ 29,906        $  2,829 (1)                     65,000
Executive Officer, and    1998     $236,347                      $  4,197 (1)                    100,000
Chief Scientist           1997     $227,471      $ 40,000        $ 16,119 (1)

Gad Riesenfeld, Ph.D
President and             1999     $185,000      $ 20,000        $ 53,860 (2)                     50,000
Chief Operating Officer   1998     $175,000      $ 25,000        $ 50,728 (2)                     80,000
                          1997     $175,000                      $ 44,948 (2)

Robert W. Cook            1999     $175,000      $ 20,000        $  4,800 (1)                     40,000
Vice President Finance    1998     $165,000      $ 20,000        $  4,800 (1)                    150,000
and Chief Financial Officer

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


Option Grants for the Year Ended December 31, 1999


                         Common Stock
                          Underlying      % of Total Options
                            options           Granted to        Exercise Price
                            Granted            Employees          per Share          Expiration Date
                         ------------     ------------------    --------------       ---------------
Haim Aviv, Ph.D             65,000               20.8%              $ 1.25               4/16/09

Gad Riesenfeld, Ph.D.       50,000               16.0%              $ 1.25               4/16/09

Robert W. Cook              40,000               12.8%              $ 1.25               4/16/09

Aggregated Option Exercises
for the Year Ended December 31, 1999
and Option Values as of December 31, 1999:


                                                                                      Value of Unexercised
                          Number of                  Number of Unexercised           In-the-Money Options at
                           Shares                 Options at December 31, 1999           December 31, 1999
                         Acquired on     Value    ----------------------------       ------------------------
Name                      Exercise     Realized   Exercisable    Unexercisable      Exercisable  Unexercisable
----                      --------     --------   -----------    -------------      -----------  -------------
Haim Aviv, Ph.D              0            0         349,376         140,000           $13,110       $    --

Gad Riesenfeld, Ph.D         0            0          99,333         110,000           $ 8,740       $    --

Robert W. Cook               0            0          62,500         127,500           $ 7,800       $ 7,800

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

As of December 31, 1999, the Company has 1,929,101 options to purchase shares of the Company's Common Stock outstanding under various option plans, 616,765 of which are non-qualified options. During 1999, the Company granted 392,000 options to purchase shares of its Common Stock to employees, 80,000 of which are non-qualified options. A summary of the various established stock option plans is as follows:

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

1992 Plan. The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate will again be available for options to be issued under the 1992 Plan. As of December 31, 1999, there were options to purchase 576,166 shares of the Company's Common Stock outstanding under this plan. Each option granted outstanding under the 1992 plan as of December 31, 1997 expires on October 31, 2005.

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

The maximum number of shares of Common Stock available for issuance under the 1997 Plan, as amended, is 1,500,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan that expire or terminate will again be available for options to be issued under the 1997 Plan.

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

1997 Employees and Directors Warrants Plan

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 1,030,000 Warrants to purchase 1,030,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 955,000 were granted at an exercise price of $1.59 per share and 75,000 were granted and an exercise price of $1.66 per share (together, the "1997 Employees Warrants"). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 100,000 Warrants to purchase 100,000 shares of Common Stock were granted to directors of the Company at an exercise price of $1.59 per share (the "1997 Directors Warrants") on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2003. At December 31, 1999, there were 818,250 1997 Employees Warrants at $1.59, 10,000 1997 Employees Warrants at $1.66 and 95,000 1997 Directors Warrants at $1.59 outstanding.

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

Employment/Consulting Contracts/Directors' Compensation

Haim Aviv, Ph.D. In addition to serving as Chairman of the Board and Chief Executive Officer of the Company, Dr. Aviv has provided consulting services under a consulting agreement with an initial three-year term ended May 3, 1993. The term automatically renews for additional one-year periods unless either the Company or Dr. Aviv terminates the agreement at least 90 days prior to a scheduled expiration date. The agreement has been renewed on an annual basis and presently expires on May 3, 2000. Dr. Aviv is entitled to severance pay equal to 25% of his salary in the event of termination or non-renewal without cause. Under the agreement, Dr. Aviv is required to render certain consulting services to the Company and in consideration therefore, Dr. Aviv is entitled to receive $170,000 per year, subject to yearly increases and review.

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

Directors' Compensation. In 1999, Directors did not receive any compensation for service on the Board or for attending Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 15, 2000, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company's Common Stock, (ii) each of the Company's Directors, and
(iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.

                                         Amount of
Name and Address of                      Beneficial             Percentage of
Beneficial Ownership                     Ownership               Total (1)
---------------                          --------                ---------

Haim Aviv, Ph.D.(2)                      1,248,805                  2.4%
c/o Pharmos Ltd.
Kiryat Weitzman
Rehovot, Israel

Marvin P. Loeb(3)                           35,656                  *
Trimedyne, Inc.
2810 Barranca Road
Irvine, CA 92714

E. Andrews Grinstead III(4)                124,488                  *
Hybridon, Inc.
One Innovation Drive
Worcester, MA 01605

Stephen C. Knight, M.D                          --                  *
Epix Medical, Inc.
71 Rogers Street
Cambridge, MA 02142

David Schlachet                                 --                  *
Strauss Ltd.
16 Bazel Street
Petach-Tikva, Israel 49510

Mony Ben Dor                                    --                  *
The Israel Corporation
4 Weizman St
Tel-Aviv 61336, Israel

Georges Anthony Marcel                          --                  *
TMC Development
9, rue de Magdebourg
77116 Paris France

Elkan R. Gamzu, Ph.D                            --                  *
Cambridge Neiroscience, Inc.
One Kendell Square
Cambridge, MA 02139

Samuel D. Waksal, Ph.D                       2,000                  *
ImClone Systems Incorporated
180 Varick Street,
New York, NY 10014

All Directors and                        1,597,632                  3.1%
Executive Officers as a group
(11 persons)(5)

----------
*    Indicates ownership of less than 1%.

(1)  Based  on  52,253,243  shares  of  Common  Stock  outstanding,   plus  each
     individual's currently exercisable warrants or options. Assumes that no other individual will exercise any warrants and/or options.

(2) Includes 276,153 shares of Common Stock held in the name of Avitek Ltd., of which Dr. Aviv is the Chairman of the Board of Directors and the principal stockholder, and, as such, shares the right to vote and dispose of such shares. Also includes currently exercisable options and warrants to purchase 411,876 shares of Common Stock.

(3)  Held  jointly  with his wife.  Does not  include  shares  held by his adult
     children,   his   grandchildren   or  a  trust  for  the   benefit  of  his
     grandchildren.

(4) Consists of currently exercisable options and warrants to purchase Common Stock.

(5) Based on the number of shares of Common Stock outstanding, plus 710,947 currently exercisable warrants and options held by the Directors and executive officers.

Item 13.  Certain Relationships and Related Transactions

     None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements and Exhibits

          (1)  FINANCIAL STATEMENTS

               Report of Independent Accountants

               Consolidated Balance Sheets at December 31, 1999 and 1998

               Consolidated   Statements  of  Operations  for  the  years  ended
               December 31, 1999, 1998 and 1997

               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULES

               All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or note thereto.

          (3)  EXHIBITS

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

     4(a)(d) Stock Purchase Agreement, dated December 12, 1996, between the Company and Bausch &

               Lomb Pharmaceuticals, Inc. (Incorporated by reference to Annual Report on Form 10-K dated March 29, 1997).

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

     4(a)(k) Amendment Agreement dated as of December 18, 1998 between the Company and Dominion Capital Fund, Ltd. (Incorporated by reference to the Company's Current Report 8-K filed on December 23, 1998).

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

     10(g) Agreement between Avitek Ltd. ("Avitek") and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum") dated November 20, 1986 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form10-K/A, for year ended December 31, 1992).(1)

     10(g)(1) Supplement to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

     10(g)(2)  Hebrew   language   original   executed   version  of   Agreement
               (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

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

     10(u) Agreement and Release dated as of November 11, 1994 between the Company and Stephen R. Streber (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31,
               1994).**

     10(v) Employment Agreement dated as of November 11, 1994 between the Company and Henry M. Dachowitz (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31,
               1994).**

     10(w) Marketing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995). (1)

     10(x) Processing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995). (1)

     10(y) Marketing Agreement, dated as of December 12, 1996, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (1)

     10(z) Consulting Agreement, dated November 11, 1996, between the Company and Alan Mark. (Incorporated by reference to Form S-3 Registration Statement of the Company dated April 30, 1997 [No. 333-26155]).

     10(a)(a) Employment Agreement, dated December 15, 1997, between the Company and Robert W. Cook.**

     10(a)(b) 1983 Incentive Stock Option Plan (The Company's 1984 and 1986 Plans are identical in all respects except as to the number of shares subject to option) (Incorporated by reference to Exhibit 4(a) to Annual Report on Form 10-K for the year ended December 31, 1988).**

     10(a)(c) Amendment of 1983, 1984 and 1986 Incentive Stock Option Plans (Incorporated by reference to Exhibit 4(b) to Annual Report on Form 10-K for the year ended December 31, 1988).**

     10(a)(d)  1988 Incentive  Stock Option Plan  (Incorporated  by reference to
               Exhibit 4(c) to Annual Report on Form 10-K for the year ended December 31, 1988).**

     10(a)(e)  Pharmos    Corporation   1991   Incentive   Stock   Option   Plan
               (Incorporated by reference to Exhibit 4(e) to Annual Report on Form 10-K for the year ended December 31, 1992).**

     10(a)(f) 1992 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix F to the Joint Proxy Statement/Prospectus).**

     10(a)(g) 1997 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix B to the Proxy Statement on Form 14A filed November 5,
               1997).**

     10(a)(h) Pharmos Ltd. Employment Agreement with Haim Aviv ("Aviv") dated as of May 2, 1990 and Old Pharmos Consulting Agreement with Aviv dated as of May 2, 1990, as amended by letter from Old Pharmos to Aviv dated June 27, 1990 and Unanimous Written Consent of the Board of Directors of Old Pharmos dated March 17, 1992 (Incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31,
               1992).**

     10(a)(i) Old Pharmos Employment Agreement with Stephen Streber dated as of July 1, 1992 (Incorporated by reference to Exhibit 10(x) to
               Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).**

     10(a)(j) Letter dated July 27, 1992 from Old Pharmos to Henry Dachowitz re employment (Incorporated by reference to Exhibit 10(y) to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).**

     10(a)(k) Personal Employment Agreement dated October 1, 1992 between Old Pharmos and Gad Riesenfeld (Incorporated by reference to Exhibit 10(z) to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).**

21   Subsidiaries of the Registrant

     21(a) Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23   Consents of Experts and Counsel

     23(a)     *** Consent of Pricewaterhouse Coopers, LLP.

27   Financial Data Schedule

     27(a)     *** Financial Data Schedule

----------

(1) Confidential information is omitted and identified by a * and filed separately with the SEC.

(**)  This  document  is  a  management   contract  or   compensatory   plan  or
      arrangement.

(***) Filed herewith.

(b)  Reports on Form 8-K

     None.

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

     Date: March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                   Title                                 Date
--------                    ----                                  -----
/s/ Robert Cook             Chief Financial Officer (Principal    March 28, 2000
--------------------------  Financial and Accounting Officer),
Robert Cook                 and Secretary


/s/ Dr. Gad Riesenfeld      President, Chief Operating Officer    March 28, 2000
--------------------------
Dr. Gad Riesenfeld

/s/ Marvin P. Loeb          Director                              March 28, 2000
--------------------------
Marvin P. Loeb

                            Director
--------------------------
E. Andrews Grinstead III

/s/ Stephen C. Knight       Director                              March 28, 2000
--------------------------
Stephen C. Knight

/s/ David Schlachet         Director                              March 28, 2000
--------------------------
David Schlachet

/s/ Mony Ben Dor            Director                              March 28, 2000
--------------------------
Mony Ben Dor

/s/ Georges Anthony Marcel  Director                              March 28, 2000
--------------------------
Georges Anthony Marcel

/s/ Elkan R. Gamzu, Ph.D.   Director                              March 28, 2000
--------------------------
Elkan R. Gamzu, Ph.D.

                            Director
--------------------------
Samuel D. Waksal, Ph.D.

                               Pharmos Corporation
                   Index to Consolidated Financial Statements


Report of Independent Accountants                                          F-2

Consolidated balance sheets as of December 31, 1999 and 1998               F-3

Consolidated statement of operations for the years ended
      December 31, 1999, 1998 and 1997                                     F-4

Consolidated statement of changes in shareholders' (deficit) equity
        for the years ended December 31, 1999, 1998 and 1997               F-5

Consolidated statement of cash flows for the years ended
        December 31, 1999, 1998 and 1997                                   F-6

Notes to consolidated financial statements                                 F-7

                        Report of Independent Accountants



To the Board of Directors and
Shareholders of Pharmos Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
    New York, New York
    March 5, 2000

Pharmos Corporation
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                    December 31,
                                                                            ----------------------------
                                                                                1999            1998
                                                                            ------------    ------------
Assets
Current assets:
  Cash and cash equivalents                                                 $  2,918,554    $  3,452,916
  Inventories                                                                  1,837,751       1,727,096
  Receivables                                                                    961,769         550,057
  Prepaid royalties                                                              284,193         259,488
  Prepaid expenses and other current assets                                      222,391         206,793
                                                                            ------------    ------------

    Total current assets                                                       6,224,658       6,196,350
Fixed assets, net                                                              1,183,859       1,181,030
Prepaid royalties, net of current portion                                        166,477         366,152
Intangible assets, net                                                           198,214         244,738
Other assets                                                                      18,086          78,400
                                                                            ------------    ------------

      Total assets                                                          $  7,791,294    $  8,066,670
                                                                            ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
  Note payable                                                              $    338,128    $         --
  Accounts payable                                                               680,054         936,899
  Accrued expenses                                                               711,189         679,737
  Accrued wages and other compensation                                           549,542         456,575
  Advances against future sales                                                2,010,000       1,836,231
                                                                            ------------    ------------

      Total current liabilities                                                4,288,913       3,909,442

Advances against future sales, net of current portion                          1,177,565       2,591,023
Other liabilities                                                                100,000         100,000
                                                                            ------------    ------------

    Total liabilities                                                          5,566,478       6,600,465

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $.03 par value, 1,250,000 shares authorized:
    Series C convertible, none and 1,500 shares outstanding, respectively
      (liquidation preference of $ 0  and $1,500,000, respectively)                   --              45
    Common stock, $.03 par value; 80,000,000 shares authorized,
      45,424,401 and 39,800,112  shares issued and
      outstanding (excluding $551 in 1999 and 1998,
      held in Treasury) in 1999 and 1998, respectively                         1,362,181       1,193,452
    Paid in capital                                                           83,372,742      78,051,783
    Accumulated deficit                                                      (82,510,107)    (77,779,075)
                                                                            ------------    ------------

      Total shareholders' equity                                               2,224,816       1,466,205
                                                                            ------------    ------------

      Total liabilities and shareholders' equity                            $  7,791,294    $  8,066,670
                                                                            ============    ============


The accompanying notes are an integral part of these financial statements.

Pharmos Corporation
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                    Year Ended December 31,
                                                          --------------------------------------------
                                                              1999            1998            1997
                                                          ------------    ------------    ------------
Revenues
       Product sales                                      $  3,279,397    $  1,188,278    $         --
       License fee                                                  --         351,663              --
                                                          ------------    ------------    ------------
Total Revenues                                               3,279,397       1,539,941              --
Cost of Goods Sold                                             994,617         437,713              --
                                                          ------------    ------------    ------------
Gross Margin                                                 2,284,780       1,102,228              --
                                                          ------------    ------------    ------------
Expenses
        Research and development, net                        3,827,001       3,491,383       5,463,508
        Selling, general and administrative                  2,612,170       2,136,640       2,632,477
        Patents                                                213,921         213,942         211,316
        Depreciation and amortization                          346,044         267,844         255,718
                                                          ------------    ------------    ------------
                    Total operating expenses                 6,999,136       6,109,809       8,563,019
                                                          ------------    ------------    ------------
Loss from operations                                        (4,714,356)     (5,007,581)     (8,563,019)
Other income (expense)
        Interest income                                        129,481         315,336         330,453
        Other income (expense), net                             (2,790)         38,844          16,365
        Interest expense                                       (30,525)         (9,946)        (17,346)
                                                          ------------    ------------    ------------
                    Other income (expense), net                 96,166         344,234         329,472
                                                          ------------    ------------    ------------
Loss before extraordinary item                              (4,618,190)     (4,663,347)     (8,233,547)
Extraordinary gain from forgiveness of debt,
        net of $0 of income taxes (Note 4)                          --              --         416,248
                                                          ------------    ------------    ------------
Net loss                                                    (4,618,190)     (4,663,347)     (7,817,299)

Less:  Dividend embedded in convertible preferred
                    stock (Note 8)                                  --        (642,648)     (1,952,767)
           Preferred stock dividends                           (22,253)       (242,295)       (240,375)
                                                          ------------    ------------    ------------
Net loss applicable to common shareholders                $ (4,640,443)   $ (5,548,290)   $(10,010,441)
                                                          ============    ============    ============
Loss per share applicable to common shareholders
        before extraordinary gain - basic and diluted     $       (.11)   $       (.15)   $       (.32)
Extraordinary gain per share                                        --              --             .01
                                                          ------------    ------------    ------------
Net loss per share applicable to common
         shareholders - basic and diluted                 $       (.11)   $       (.15)   $       (.31)
                                                          ============    ============    ============
Weighted average shares outstanding - basic and diluted     42,725,157      37,277,186      32,442,981
                                                          ============    ============    ============

The accompanying notes are an integral part of these financial statements.

Pharmos Corporation
Consolidated Statement of Changes in Shareholders' (Deficit) Equity (Note 9)
--------------------------------------------------------------------------------

                                                                                                   Series A & B
                                                                                                    Convertible
                                                                       Common Stock                Preferred Stock
                                                                 Shares          Amount          Shares          Amount
                                                              ------------    ------------    ------------    ------------
December 31, 1996                                               30,727,525    $    921,825           1,900    $         57

Issuance of preferred stock, net of offering costs
     of $260,000                                                                                     6,000             180
Warrant exercises                                                   37,500           1,125
Conversion of Series A preferred stock                           1,492,943          44,788          (1,900)            (57)
Common Stock Dividend upon conversion of P/S                        47,265           1,418
Conversion of Series B preferred stock                           2,000,215          60,006          (3,245)            (97)
Common Stock Dividend upon conversion of P/S                        86,190           2,586
Dividend embedded in convertible preferred stock
Net loss
                                                              ------------    ------------    ------------    ------------
December 31, 1997                                               34,391,638       1,031,748           2,755              83

Issuance of Series C preferred stock, net of offering costs
      of $411,135
Warrant exercises                                                  970,728          29,122
Conversion of Series B preferred stock                           1,704,978          51,150          (2,755)            (83)
Common Stock Dividend upon conversion of P/S, Series B              34,904           1,047
Conversion of Series C preferred stock                           2,230,010          66,900
Common Stock Dividend upon conversion of P/S, Series C              69,947           2,098
Issuance of Common Stock - equity credit line, net of              397,907          11,938
      fees of $216,114
Dividend embedded in convertible preferred stock
Preferred Stock Dividends
Net loss
                                                              ------------    ------------    ------------    ------------
December 31, 1998                                               39,800,112       1,194,003               0               0

Warrant exercises                                                  150,000           4,500
Conversion of Series C preferred stock                           1,270,058          38,102
Common Stock Dividend upon conversion of P/S, Series C              76,066           2,282
Issuance of Common Stock - equity credit line, net
      of fees of $199,197                                        4,128,165         123,845
Preferred Stock Dividends
Net loss
                                                              ------------    ------------    ------------    ------------
December 31, 1999                                               45,424,401    $  1,362,732               0    $          0
                                                              ============    ============    ============    ============

                                                                       Series C
                                                                      Convertible                Paid-in
                                                                    Preferred Stock            Capital in     Accumulated
                                                                 Shares          Amount       Excess of Par     Deficit
                                                              ------------    ------------    -------------   ------------
December 31, 1996                                                                             $ 62,668,886    $(62,101,952)

Issuance of preferred stock, net of offering costs
     of $260,000                                                                                 5,739,820
Warrant exercises                                                                                   66,375
Conversion of Series A preferred stock                                                             (44,731)
Common Stock Dividend upon conversion of P/S                                                        59,345         (60,763)
Conversion of Series B preferred stock                                                             (59,909)
Common Stock Dividend upon conversion of P/S                                                       134,360        (136,946)
Dividend embedded in convertible preferred stock                                                 1,952,767      (1,952,767)
Net loss                                                                                                        (7,817,299)
                                                              ------------    ------------    ------------    ------------
December 31, 1997                                                                               70,516,913     (72,069,727)

Issuance of Series C preferred stock, net of offering costs
      of $411,135                                                    5,000    $        150       4,588,715
Warrant exercises                                                                                1,649,212
Conversion of Series B preferred stock                                                             (51,067)
Common Stock Dividend upon conversion of P/S, Series B                                              53,724         (54,771)
Conversion of Series C preferred stock                              (3,500)           (105)        (66,795)
Common Stock Dividend upon conversion of P/S, Series C                                             104,189        (106,287)
Issuance of Common Stock - equity credit line, net of
     fees of $216,114                                                                              371,949
Dividend embedded in convertible preferred stock                                                   642,648        (642,648)
Preferred Stock Dividends                                                                          242,295        (242,295)
Net loss                                                                                                        (4,663,347)
                                                              ------------    ------------    ------------    ------------
December 31, 1998                                                    1,500              45      78,051,783     (77,779,075)

Warrant exercises                                                                                  121,500
Conversion of Series C preferred stock                              (1,500)            (45)        (38,057)
Common Stock Dividend upon conversion of P/S, Series C                   0                          88,306         (90,588)
Issuance of Common Stock - equity credit line, net
      of fees of $199,197                                                                        5,126,958
Preferred Stock Dividends                                                                           22,253         (22,253)
Net loss                                                                                                        (4,618,190)
                                                              ------------    ------------    ------------    ------------
December 31, 1999                                                        0    $          0    $ 83,372,743    $(82,510,107)
                                                              ============    ============    ============    ============


                                                                                                 Total
                                                                     Treasury Stock           Shareholders'
                                                                 Shares          Amount          Equity
                                                              ------------    ------------    ------------
December 31, 1996                                                   18,356    $       (551)   $  1,488,265

Issuance of preferred stock, net of offering costs
     of $260,000                                                                                 5,740,000
Warrant exercises                                                                                   67,500
Conversion of Series A preferred stock                                                                   0
Common Stock Dividend upon conversion of P/S                                                             0
Conversion of Series B preferred stock                                                                   0
Common Stock Dividend upon conversion of P/S                                                             0
Dividend embedded in convertible preferred stock                                                         0
Net loss                                                                                        (7,817,299)
                                                              ------------    ------------    ------------
December 31, 1997                                                   18,356            (551)       (521,534)

Issuance of Series C preferred stock, net of offering costs
      of $411,135                                                                                4,588,865
Warrant exercises                                                                                1,678,334
Conversion of Series B preferred stock                                                                   0
Common Stock Dividend upon conversion of P/S, Series B                                                   0
Conversion of Series C preferred stock                                                                   0
Common Stock Dividend upon conversion of P/S, Series C                                                   0
Issuance of Common Stock - equity credit line, net of
     fees of $216,114                                                                              383,887
Dividend embedded in convertible preferred stock                                                         0
Preferred Stock Dividends                                                                                0
Net loss                                                                                        (4,663,347)
                                                              ------------    ------------    ------------
December 31, 1998                                                   18,356            (551)      1,466,205

Warrant exercises                                                                                  126,000
Conversion of Series C preferred stock                                                                   0
Common Stock Dividend upon conversion of P/S, Series C                                                   0
Issuance of Common Stock - equity credit line, net
      of fees of $199,197                                                                        5,250,803
Preferred Stock Dividends                                                                                0
Net loss                                                                                        (4,618,190)
                                                              ------------    ------------    ------------
December 31, 1999                                                   18,356    $      ( 551)   $  2,224,816
                                                              ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                   Year Ended December 31,
                                                             1999           1998           1997
                                                         -----------    -----------    -----------
Cash flows from operating activities
   Net loss                                              $(4,618,190)   $(4,663,347)   $(7,817,299)
   Adjustments to reconcile net loss to net
     cash flow used in operating activities
       Depreciation and amortization                         346,044        267,844        255,718
       Loss on disposal of fixed assets                           --             --         41,560
       Extraordinary gain from forgiveness of debt                --             --       (416,248)
   Changes in operating assets and liabilities
       Inventory                                            (110,655)        77,531     (1,804,627)
       Receivables                                          (411,712)      (312,402)       121,364
       Prepaid expenses and other current assets             (15,598)       (35,494)        76,064
       Advanced royalties                                    174,970         91,027       (143,333)
       Other assets                                           60,314         (4,887)       114,958
       Accounts payable                                     (256,846)    (1,640,069)     2,145,801
       Accrued expenses                                       31,452       (130,132)       312,248
       Accrued wages                                          92,967         55,290         43,304
       Other liabilities                                          --             --         48,881
                                                         -----------    -----------    -----------

      Net cash used in operating activities               (4,707,254)    (6,294,639)    (7,021,609)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
     Purchases of fixed assets, net                         (302,350)      (698,921)      (324,769)
                                                         -----------    -----------    -----------

         Net cash used in investing activities              (302,350)      (698,921)      (324,769)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
        Advances against future sales                     (1,239,689)      (572,746)     1,000,000
        Proceeds from issuance of common stock
              and exercise of warrants, net                  126,000      1,678,334         67,500
        Proceeds from issuance of preferred stock, net            --      4,588,865      5,740,000
        Proceeds from exercise of equity credit line       5,250,803        383,887             --
        Increase (decrease) in notes payable                 338,128        (55,253)      (170,639)
                                                         -----------    -----------    -----------

         Net cash provided by financing activities         4,475,242      6,023,087      6,636,861
                                                         -----------    -----------    -----------

Net (decrease) in cash and cash equivalents                 (534,362)      (970,473)      (709,517)
Cash and cash equivalents at beginning of year             3,452,916      4,423,389      5,132,906
                                                         -----------    -----------    -----------

Cash and cash equivalents at end of year                 $ 2,918,554    $ 3,452,916    $ 4,423,389
                                                         ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.   The Company

     Pharmos Corporation (the "Company") is a bio-pharmaceutical company that develops and commercializes products for the ophthalmic, central nervous system, neurological and other key healthcare markets. The Company has a diverse product pipeline that includes: marketed products with superior therapeutic indices, and drug candidates with enhanced molecular structures that display improved safety and/or efficacy properties compared to the parent molecules or to competing products. The Company has executive offices in Iselin, New Jersey and conducts operations through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

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

2.   Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At December 31, 1999, the Company has an accumulated deficit of $82,510,107. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $2.9 million as of December 31, 1999, combined with $12.7 million from the sale of the company's common stock and proceeds of $3.7 million from the exercise of stock warrants and options in the first quarter of 2000 (see note 17), plus the anticipated cash inflows from revenues derived from sales of Lotemax and Alrex will be sufficient to support the Company's continuing operations.

     In order to finance the development of its drug pipeline, the Company is continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations, and the establishment of research and development partnerships. There can be no assurance that the Company will be successful in commercializing its new product candidates.

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

     At December 31, 1999, outstanding options and warrants to purchase 5,890,273 shares of common stock, with exercise prices ranging from $ .75 to $ 5.20 per share could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share because to do so would be antidilutive for the periods presented.

     Cash and cash equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts in 1999, 1998 and 1997.

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

     Inventories

     Inventories consist of raw loteprednol etabonate, the compound used in the Company's products, Lotemax and Alrex, and is stated at the lower of cost or market with cost determined on a weighted average basis.

     Certain  purchases  of  loteprednol  etabonate,   totaling  $598,385,  were
     expensed in 1997. This amount represents inventory to be used in testing, manufacturing and various marketing programs.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

     Intangible assets

     Intangible assets represent the Company's rights to develop and commercialize certain products derived from certain licensed technologies. The assets are being amortized over their estimated useful life of fifteen years. As of December 31, 1999 and 1998, accumulated amortization was $841,566 and $795,042, respectively. Amortization expense amounted to $46,524 in each of the years ended December 31, 1999, 1998 and 1997.

     As a result of the current period operating loss combined with a history of operating losses, management assessed whether or not the Company's intangible assets were recoverable. As of December 31, 1999, management estimates that the net future cash inflows expected to result from the commercial marketing of the licensed technologies will exceed the carrying amount of the Company's intangible assets and accordingly, no impairment loss was recognized.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

     As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma operating results and pro forma per share disclosures for employee stock grants made in 1996 and future years as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions.

     Reclassifications

     Certain amounts for 1998 and 1997 have been reclassified to conform to the fiscal 1999 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

     Comprehensive income

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Compehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS 130 did not have a material effect on the Company's financial position or results of operations.

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

     Through December 31, 1999, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $3.2 million is outstanding at December 31, 1999. An additional $1 million is due from Bausch & Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb in 2000, based on management's estimate of product sales to Bausch & Lomb in 2000, has been presented as a current liability in the accompanying balance sheet at December 31, 1999.

Pharmos Corporation
Notes to Consolidated Financial Statements

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


5.   Fixed Assets

     Fixed assets consist of the following:

                                                            December 31,
                                                            ------------
                                                         1999           1998
                                                     -----------    -----------

Laboratory, pilot plant and other equipment          $ 2,087,289    $ 1,916,804
Leasehold improvements                                   272,196        255,451
Office furniture and fixtures                            165,655        143,714
Computer equipment                                       242,093        145,449
Vehicles                                                  38,742         53,307
                                                     -----------    -----------
                                                       2,805,975      2,514,725
Less - Accumulated depreciation and amortization      (1,622,116)    (1,333,695)
                                                     -----------    -----------
                                                     $ 1,183,859    $ 1,181,030
                                                     ===========    ===========

     Depreciation and amortization of fixed assets was $299,520, $221,320 and $209,194 in 1999, 1998 and 1997, respectively.

6.   Grants for Research and Development

     The Company has entered into agreements with U.S. federal agencies and the State of Israel which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $138,102, $513,931 and $418,245 during 1999, 1998 and 1997, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 2% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds.

     As of December 31, 1999, the total amounts received under such grants amounted to $3,738,070, of which $3,194,487 relates to grants that contain royalty provisions. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $2,063,065 based on grants received through December 31, 1999.

Pharmos Corporation
Notes to Consolidated Financial Statements

     In April 1997, the Company also signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits, operated by the Office of the Chief Scientist. Under such agreements the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. The Company received grants totaling $418,074 in 1999 pursuant to this agreement.

7.   Licensing Arrangements

     The Company is a licensee of certain research technologies and has various license agreements wherein the Company has acquired exclusive or co-exclusive rights to develop and commercialize certain research technologies. These agreements, which include agreements related to Lotemax and Alrex, generally require the Company to pay royalties on the sale of products developed and contingent royalties based upon milestones from the licensed technologies and fees on revenues from sublicenses, where applicable. The royalty rates, as defined in the respective license agreements, are customary and usual in the pharmaceutical industry. The royalties will be payable for periods up to fifteen years from the date of specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date on which approval from the FDA received for a developed product. No amounts have been recorded as a liability with respect to any contingent royalties as of December 31, 1999.

     Certain of the license agreements require annual payments for periods extending through 2012. Minimum annual payments under licensing agreements are $103,500. License fee expense amounted to approximately $103,500 during 1999, 1998 and 1997.

     In March 1997, the Company paid a licensor, who is a former director, $143,333. This payment represented prepaid royalties to the former director against future royalties on sales of Lotemax and Alrex. Outstanding prepaid royalties totaled $ 450,670 and $ 625,640 and are reflected as an asset on the balance sheets at December 31, 1999 and 1998, respectively. The Company has agreed to prepay additional royalties based on future advances and other non-royalty payments from Bausch & Lomb or other parties with whom the Company enters into marketing or similar arrangements.

8.   Common and Preferred Stock Transactions

     1999 Transactions

     In October 1999, the shareholders of the Company approved the increase in the number of authorized shares of common stock from 60,000,000 to 80,000,000 and approved an increase in the number of shares of common stock reserved for issuance under the 1997 Incentive and Non-Qualified Stock Option Plan from 1,000,000 to 1,500,000.

     In April 1999, the Company, under provisions of the 1997 Incentive and Non-Qualified Stock Option Plan, issued options to employees, directors and other key personnel for the purchase of 292,000 shares of common stock. The options are exercisable over a ten-year period and will expire on April 16, 2009. The options will vest in four annual installments of 25% each on April 16, 2000, 2001, 2002 and 2003, respectively. The options are exercisable at a strike price of $1.25 per share, which represents the closing market value of the common stock on the date the options were awarded. In addition, the Company, under provisions of the 1997 Incentive and Non-Qualified Stock Option Plan, issued options for the purchase of 20,000 shares of common stock which are exercisable over a ten-year period and vest in four annual installments of 25% each, at exercise prices ranging from $ 1.25 to $ 2.09.

Pharmos Corporation
Notes to Consolidated Financial Statements

     During 1999, the Company issued 1,346,124 shares of common stock upon conversion of its Series C convertible preferred stock. These transactions completed the conversion of the Series C convertible preferred stock, leaving no preferred stock outstanding at December 31, 1999.

     In connection with the issuances of the Series A, B and C convertible preferred stock, the Company was required to recognize, in its earnings per share ("EPS") calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the earliest date that conversion can occur. The Company recorded a preferred stock dividend of $ 0 and $642,648 for the years ended December 31,1999 and 1998, respectively, on the outstanding shares of convertible preferred stock in connection with the conversion discount.

     During 1999, under terms of the Credit Agreement, the Company issued 4,128,165 shares of its Common Stock and warrants to purchase 348,495 shares of its Common Stock to the Investor for consideration of $5,250,803, net of fees. The warrants have exercise prices ranging from $ 1.41 to $
     2.38 per share and expire by December 2002.

     The Company issued warrants to purchase 8,000 shares of its common stock as compensation to a consultant. The warrants were immediately exercisable, have an exercise price of $ 1.19 per share and expire by December 2004.

     1998 Transactions

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

     During the first quarter of 1998, the Company issued 1,704,978 shares of its common stock upon conversion of 2,755 shares of the Company's Series B convertible preferred stock. The shares were issued with conversion prices ranging from $1.41 per share to $1.78 per share. The Company also issued 34,904 shares of common stock in payment of dividends of the Series B convertible preferred stock. As of the date of such issuances, these dividends were valued at $54,771.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

     During 1998, the Company issued 2,230,010 shares of common stock upon conversion of 3,500 shares of its Series C convertible preferred stock and 69,947 shares of common stock in payment of dividends on the Series C convertible preferred stock.

     As of December 31, 1998 and 1997, cumulative dividends in arrears on the Company's outstanding Series B and C convertible preferred stock were $173,671and $42,666, respectively. The dividends are payable in common stock of the Company.

     During 1998, the Company issued 970,728 shares of its common stock upon the exercise of warrants, and received consideration of $1,678,334.

     In connection with the issuances of the Series A, B and C convertible preferred stock, the Company was required to recognize, in its per share amounts ("EPS") calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the earliest date that conversion can occur. The Company recorded a preferred stock dividend of $642,648 and $1,952,767 for the years ended December 31,1998 and 1997, respectively, on the outstanding shares of convertible preferred stock in connection with the conversion discount.

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

     During 1998, under terms of the Credit Agreement, the Company issued 397,907 shares of its Common Stock and warrants to purchase 39,937 shares of its Common Stock to the Investor for consideration of $383,887, net of fees. The warrants have exercise prices ranging from $ 1.95 to $ 2.11 per share and expire in December 2001.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

Pharmos Corporation
Notes to Consolidated Financial Statements

     9.  Warrants

     Some of the warrants issued in connection with various equity financing and related transactions during 1991 through 1998 contain anti-dilution provisions requiring adjustment, if at a later date securities are issued at prices below the respective warrant's exercise price. The following table summarizes the shares issuable upon exercise of warrants outstanding at December 31, 1999 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

                                                      Shares Issuable   Exercise
     Issuance Date              Expiration Date        Upon Exercise     Price
     -------------              ---------------        -------------     -----

     April 1995                 April 2005               500,000         $ 2.75
                                April 2005                10,000         $  .78
     May 1995                   April 2000                 7,119         $  .75
                                April 2000                17,119         $ 1.00
                                April 2000                17,119         $ 1.50
     September 1995             September 2000           821,489         $ 1.80
     October 1995               October 2001              10,000         $ 1.88
     March 1996                 March 2002                15,000         $ 2.31
     September 1996             September 2007            50,000         $ 1.75
                                September 2007            65,000         $ 1.34
     November 1996              November 2002             10,000         $ 1.39
     February 1997              March 2001                20,000         $ 1.59
                                February 2007             75,000         $ 1.59
                                February 2007            818,250         $ 1.59
     March 1997                 March 2001               159,000         $ 1.75
                                March 2008               239,473         $ 1.38
     April 1997                 April 2003                15,000         $ 1.22
     March 1997                 March 2007                10,000         $ 1.66
     January 1998               October 2005              22,000         $ 2.22
     February 1998              January 2003             529,025         $ 2.52
                                January 2003             157,146         $ 2.18
     December 1998              December 2001             18,824         $ 1.95
                                December 2001             18,113         $ 2.11
     January 1999               February 2002             18,462         $ 1.99
     February 1999              February 2002             20,862         $ 1.72
     March 1999                 March 2002                46,838         $ 1.41
     April 1999                 April 2002                20,509         $ 1.56
     May 1999                   May 2002                  93,802         $ 1.95
     August 1999                August 2002               27,579         $ 2.23
     September 1999             September 2002            40,020         $ 1.66
     November 1999              November 2002             20,000         $ 1.56
                                November 2004              4,000         $ 1.19
     December 1999              December 2002             60,423         $ 1.60
                                December 2004              4,000         $ 1.19
                                                       ---------         ------
     Total shares and
          average exercise price                       3,961,172         $ 1.94
                                                       =========         ======

Pharmos Corporation
Notes to Consolidated Financial Statements

10.  Stock Option Plans

     The Company's shareholders have approved incentive stock option plans for officers and employees. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, and generally expire ten years from the date of grant. The following table summarizes activity in approved incentive stock options approved by the Company's Board of Directors:

                                                  Under         Weighted Average
                                                 Option          Exercise Price
                                                 ------         ----------------

Options outstanding at 12/31/96                   513,253            $2.13

Expired                                           (86,834)           $1.74
                                               ----------            -----

Options outstanding at 12/31/97                   426,419            $2.21

Granted                                           627,917            $2.63
Exercised                                          (6,000)           $1.94
Expired                                           (34,000)           $2.27
                                               ----------            -----

Options Outstanding at 12/31/98                 1,014,336            $2.47

Granted                                           312,000            $1.25
Expired                                           (14,000)           $2.05
                                               ----------            -----

Options Outstanding at 12/31/99                 1,312,336            $2.19
                                               ==========            =====

Options exercisable at 12/31/99                   581,836            $2.32
                                               ==========            =====

     The exercise prices of outstanding incentive stock options at December 31, 1999 range from $ 1.25 to $ 2.78 per share and have an weighted average remaining contractual life of 7.5 years.

     The Company's Board of Directors approved nonqualified stock options for key employees, directors and certain non-employee consultants. The following table summarizes activity in Board-approved nonqualified stock options:

                                                  Under         Weighted Average
                                                 Option          Exercise Price
                                                 ------         ----------------


Options outstanding at 12/31/96                   432,182           $ 3.12

Expired                                           (25,000)          $10.50
                                                 --------           ------

Options outstanding at 12/31/97                   407,182           $ 2.67

Exercised                                          (6,667)          $ 1.94
Granted                                           136,250           $ 1.74
                                                 --------           ------

Options Outstanding at 12/31/98                   536,765           $ 2.47

Granted                                            80,000           $ 1.25
                                                 --------           ------

Options Outstanding at 12/31/99                   616,765           $ 2.31
                                                 ========           ======

Options exercisable at 12/31/99                   463,640           $ 2.58
                                                 ========           ======

Pharmos Corporation
Notes to Consolidated Financial Statements

     The exercise prices of outstanding nonqualified stock options at December 31, 1999 range from $ 1.25 to $ 5.20 per share and have an weighted average remaining contractual life of 5.5 years.

     The Company has 698,000 options available for grant at December 31, 1999.

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. As all options and warrants granted to employees were granted with exercise prices equal to the fair value of the common stock on the respective grant dates, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans and warrant grants been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased by approximately $560,000, or $.01 per share in 1999 and $478,000, or $.01 per share in 1998 and $305,000 or $.01 per share in 1997 before deducting the value of stock options that were canceled in 1995. The weighted average fair value of options and warrants granted to employees, officers, and directors from 1997 through 1999 are estimated at $ 0.905 to $1.524 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 50%, risk-free interest rate of 6.5%, assumed forfeiture rate of 3%, and an expected life of 3 to 5 years.

11.  Long Term Debt

     As of December 31, 1999, Pharmos Limited has an unused line of credit of $50,000 denominated in New Israeli Shekels.

12.  Income Taxes

     No provision for income taxes was recorded for the three years ended December 31, 1999 due to net operating losses incurred. Net operating loss carryforwards for U.S. tax purposes of approximately $54,200,000 expire from 2000 through 2013.

     The Company's gross deferred tax assets of $23,800,000 and $26,900,000 at December 31, 1999 and 1998, respectively, represented primarily the tax effect of both the net operating loss carryforwards, deferred research and development costs and research and development tax credit carryforwards. As a result of previous business combinations and changes in stock ownership, substantially all of these net operating losses and tax credit carryforwards are subject to significant restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets.

13.  Commitments and Contingencies

     Leases

     The Company leases research and office facilities in Israel and New Jersey. The facilities in Israel are used in the operation of the Company's research and administration activities. The New Jersey facility which serves as the corporate headquarters is leased under an agreement which expires in February 2004. The research and development facility in Israel is leased under an agreement which expires in May 2002.

     The Company also had a lease on office facilities in New York, which previously served as the Company's executive headquarters, which was terminated in July 1999. The Company had a sublease agreement for this facility which was terminated in July 1999.

Pharmos Corporation
Notes to Consolidated Financial Statements

     All of the leases and subleases described above call for base rentals, payment of certain building maintenance costs (where applicable) and future increases based on the consumer price indices.

     At December 31, 1999, the future minimum lease commitments with respect to non-cancelable operating leases with initial terms in excess of one year are as follows:

                                                         Lease
                                                       Commitments
                                                       -----------
          2000                                         $ 315,924
          2001                                           309,437
          2002                                           183,842
                                                       ---------
                                                       $ 809,193
                                                       =========

     Rent expense during 1999, 1998 and 1997 amounted to $323,469, $292,035 and $410,856 respectively. Rent expense in 1999, 1998 and 1997 is net of $86,454, $146,950 and $308,608 of sublease income, respectively.

     Consulting contracts and employment agreements

     In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

     Dividend restrictions

     Dividends may be paid by the Company's subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 1999, 1998 or 1997. The Company does not intend to pay a cash dividend in the foreseeable future.

14.  Employee Benefit Plan

     The Company has a 401-K defined contribution profit-sharing plan covering certain employees. Contributions to the plan are based on salary reductions by the participants, matching employer contributions as determined by the Company, and allowable discretionary contributions, as determined by the Company's Board of Directors, subject to certain limitations. Contributions by the Company to the plan amounted to $11,333, $5,504 and $10,090 in 1999, 1998 and 1997, respectively.

15.  Estimated Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, grants and other receivables, accounts payable and accrued expenses are reasonable estimates of their fair values. The estimated fair values of all other financial instruments approximate, or are not materially different, than their carrying values.

Pharmos Corporation
Notes to Consolidated Financial Statements

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

     Geographic information for the years ending December 31, 1999, 1998 and 1997 are as follows:

                                    1999              1998              1997
                                -----------       -----------       -----------
Net revenues
  United States                 $ 3,279,397       $ 1,539,941                --
  Israel                                 --                --                --
                                -----------       -----------       -----------
                                $ 3,279,397       $ 1,539,941                --
                                ===========       ===========       ===========
Net loss
  United States                 ($4,343,289)      ($4,480,022)      ($7,660,521)
  Israel                           (274,901)         (183,325)         (156,778)
                                -----------       -----------       -----------
                                ($4,618,190)      ($4,663,347)      ($7,817,299)
                                ===========       ===========       ===========
Total assets
  United States                 $ 5,728,624       $ 6,478,552       $ 7,058,724
  Israel                          2,062,670         1,588,118         1,363,119
                                -----------       -----------       -----------
                                $ 7,791,294       $ 8,066,670       $ 8,421,843
                                ===========       ===========       ===========


17.  Subsequent Events

     In the First Quarter of 2000, the Company sold 4,500,000 shares of common stock in private placement transactions for gross proceeds $ 12.7 million. The shares were sold at prices ranging from $2.38 to $6.25 per share. Under terms of the Credit Agreement, the Company issued 368,424 shares of its Common Stock and warrants to purchase 55,059 shares of its common stock for consideration of approximately $1.6 million. Additionally, 1,534,816 warrants, 184,375 incentive stock options and 259,583 non-qualified stock options were exercised at prices ranging from $ .75 to $ 2.78 per share. The Company received $3.7 million from these warrant and option exercises.