Form 10-Q
period 2000-03-31
PHARMOS CORP
filed 2000-05-12
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2000

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

As of May 1, 2000, the Registrant had outstanding 52,485,197 shares of its $.03 par value Common Stock.

Part I. Financial Information
Item 1 Financial Statements


Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                             March 31,       December 31,
                                                               2000              1999
                                                           -------------    -------------
Assets
   Cash and cash equivalents                               $  19,087,900    $   2,918,554
   Inventories                                                 1,698,383        1,837,751
   Receivables                                                   503,315          961,769
   Prepaid royalties                                             279,177          284,193
   Prepaid expenses and other current assets                     279,197          222,391
                                                           -------------    -------------
        Total current assets                                  21,847,972        6,224,658

   Fixed assets, net                                           1,226,823        1,183,859
   Prepaid royalties, net of current portion                     121,078          166,477
   Intangible assets, net                                        186,583          198,214
   Other assets                                                   18,086           18,086
                                                           -------------    -------------

        Total assets                                       $  23,400,542    $   7,791,294
                                                           -------------    -------------


Liabilities and Shareholders' Equity
   Note payable                                            $          --    $     338,128
   Accounts payable                                              574,905          680,054
   Accrued expenses                                              458,305          711,189
   Accrued wages and other compensation                          693,734          549,542
   Advances against future sales                               2,062,000        2,010,000
                                                           -------------    -------------
        Total current liabilities                              3,788,944        4,288,913

   Advances against future sales, net of current portion         893,838        1,177,565
   Other liabilities                                             100,000          100,000
                                                           -------------    -------------
        Total liabilities                                      4,782,782        5,566,478
                                                           -------------    -------------

   Shareholders' equity
   Common stock, $.03 par value; 80,000,000 shares
       authorized, 52,459,197 and 45,424,401 shares
       issued and  outstanding (excluding $551 in 2000
       and 1999, held in Treasury) in 2000 and 1999,
       respectively                                            1,573,962        1,362,181
     Paid in capital                                         101,449,049       83,372,742
     Accumulated deficit                                     (84,405,251)     (82,510,107)
                                                           =============    =============
        Total shareholders' equity                            18,617,760        2,224,816
                                                           =============    =============

   Commitments and contingencies

        Total liabilities and shareholders' equity         $  23,400,542    $   7,791,294
                                                           =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                          Three Months Ended March 31,
                                                              2000            1999
                                                          ------------    ------------
Revenues
    Product sales                                         $    663,580    $    332,377

Cost of Goods Sold                                             280,529          89,258
                                                          ------------    ------------

Gross Margin                                                   383,051         243,119
                                                          ------------    ------------

Expenses
    Research and development, net                            1,436,975         933,674
    Selling, general and administrative                        859,069         550,936
    Patents                                                     31,960          35,905
    Depreciation and amortization                               97,060          81,335
                                                          ------------    ------------

       Total operating expenses                              2,425,064       1,601,850
                                                          ------------    ------------

Loss from operations                                        (2,042,013)     (1,358,731)

Other income
    Interest income                                            146,931          33,700
    Other income (expense), net                                 (6,102)        (16,177)
    Interest expense                                             6,040          (1,369)
                                                          ------------    ------------
    Other income, net                                          146,869          16,154
                                                          ------------    ------------

Net loss                                                    (1,895,144)     (1,342,577)

    Less : Preferred stock dividends                              --           (16,829)
                                                          ------------    ------------

Net loss applicable to common shareholders                ($ 1,895,144)   ($ 1,359,406)
                                                          ============    ============

Net loss per share applicable
    to common stockholders - basic and diluted            ($      0.04)   ($      0.03)
                                                          ============    ============


Weighted average shares outstanding - basic and diluted     48,982,681      40,180,840
                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                       Three Months Ended March 31,
                                                           2000            1999
                                                       ------------    ------------
Cash flows from operating activities
  Net loss                                             ($ 1,895,144)   ($ 1,342,577)
  Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                         97,060          81,335
  Changes in operating assets and liabilities
       Inventory                                            139,368          45,514
       Receivables                                          458,454         152,337
       Prepaid expenses and other current assets            (56,806)          1,959
       Advanced royalties                                    50,415          17,104
       Other assets                                            --           (16,341)
       Accounts payable                                    (105,149)       (423,597)
       Accrued expenses                                    (252,884)        208,582
       Accrued wages                                        144,192          38,055
                                                       ------------    ------------

       Total adjustments                                    474,650         104,948
                                                       ------------    ------------

  Net cash flows used in operating activities            (1,420,494)     (1,237,629)

Cash flows from investing activities
     Purchases of fixed assets, net                        (128,393)       (110,937)
                                                       ------------    ------------

  Net cash flows used in investing activities              (128,393)       (110,937)

Cash flows from financing activities
     Advances against future sales                         (231,727)       (127,285)
     Proceeds from issuances of common stock
         and exercise of warrants, net                   16,695,838            --
     Proceeds from exercise of equity credit line         1,592,250       1,156,266
     Decrease in notes payable                             (338,128)           --
                                                       ------------    ------------

Net cash provided by financing activities                17,718,233       1,028,981

Net increase (decrease) in cash and cash equivalents     16,169,346        (319,585)

Cash and cash equivalents at beginning of year            2,918,554       3,452,916
                                                       ------------    ------------

Cash and cash equivalents at end of period             $ 19,087,900    $  3,133,331
                                                       ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements



Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


1.   The Company

     Pharmos Corporation (the "Company") is a bio-pharmaceutical company that develops and commercializes products for the ophthalmic, central nervous system, neurological and other key healthcare markets. The Company has a diverse product pipeline that includes marketed products with superior therapeutic indices, and drug candidates with enhanced molecular structures that display improved safety and/or efficacy properties compared to the parent molecules or to competing products. The Company has executive offices in Iselin, New Jersey and also conducts operations through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

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

2.   Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At March 31, 2000, the Company has an accumulated deficit of $84,405,251. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $19.1 million as of March 31, 2000, combined with anticipated cash inflows from revenues derived from sales of Lotemax and Alrex, will be sufficient to support the Company's continuing operations.

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

     The Company's revenues are principally derived from one customer.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


Inventories

     Inventories consist of loteprednol etabonate, the compound used in the Company's products, Lotemax and Alrex, and is stated at the lower of cost or market with cost determined on a weighted average basis.

Reclassifications

     Certain amounts for 1999 have been reclassified to conform to the fiscal 2000 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

4.   Collaborative Agreements

     In June 1995, the Company entered into a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb") to market Lotemax and Alrex, on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covers the Company's third loteprednol etabonate based product, LE-T. Under the Marketing Agreement, Bausch & Lomb purchases the active drug substance (loteprednol etabonate) from the Company. A second agreement, covering Europe, Canada and other selected countries, was signed in December 1996 ("the New Territories Agreement").

     Through March 31, 2000, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $3 million was outstanding at March 31, 2000. An additional $1 million is due from Bausch & Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb during the following twelve months, based on management's estimate of product sales to Bausch & Lomb, has been presented as a current liability in the accompanying balance sheet at March 31, 2000 and December 31, 1999.

     Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

5.   Common and Preferred Stock Transactions

     During the first quarter of 2000,  the Company issued  4,500,000  shares of
     its  common  stock  in  various   private   equity   sales,   and  received
     consideration, net of offering costs and expenses, of $12,648,383.

     During the first quarter of 2000, the Company issued 2,184,728 shares of its common stock upon the exercise of stock options and warrants, and received consideration of $4,035,855.

     The Company entered into a Private Equity Line of Credit Agreement (the "Credit Agreement") as of December 10, 1998, and as amended on December 18, 1998, with Dominion Capital Fund, Ltd., which subsequently assigned its rights to Centennial Parkway LLC (the "Investor"). Pursuant to the terms of the Credit Agreement, the Company may, from time to time during a specified term, cause the Investor to purchase up to an aggregate of $10,000,000 of the Company's common stock, par value $.03 per share (the "Common Stock"). The price per share of Common Stock to be paid by the Investor is to be determined at the time of each purchase according to a specified formula which is based upon the average closing bid price of the Common Stock on the principal trading exchange or market for the Common Stock (the "Principal Market") over a prescribed, five-day period. With each purchase of Common Stock, the Investor is also to receive warrants exercisable for a number of shares of Common Stock equal to ten percent of the number of shares of Common Stock purchased at an exercise price per share equal to 125% of the closing bid price of the Common Stock on the Principal Market on a specified date.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


     During the first quarter of 2000, under terms of the Credit Agreement, the Company issued 368,424 shares of its Common Stock and warrants to purchase 38,588 shares of its Common Stock to the Investor for consideration of $1,592,250, net of fees. The warrants have exercise prices ranging from $2.19 to $16.80 per share and expire in the first quarter of 2003.

     During the first quarter of 2000, the Company issued warrants to purchase 8,000 shares of its common stock as compensation to a consultant. The warrants were immediately exercisable, have an exercise price of $1.19 per share and expire by February 2005.

6.   Segment and Geographic Information

     The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

     Geographic information for the three months ending March 31, 2000 and 1999 are as follows:

                                       2000           1999
                                       ----           ----
     Net revenues
       United States               $   663,580    $   332.377
       Israel                             --             --
                                   -----------    -----------
                                   $   663,580    $   332,377
                                   ===========    ===========
     Net loss
       United States               ($1,868,894)   ($1,308,455)
       Israel                          (26,250)       (34,122)
                                   -----------    -----------
                                   ($1,895,144)   ($1,342,577)
                                   ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended March 31, 2000 and 1999

Product sales revenue totaled $663,580 for the quarter ended March 31, 2000, a 100% increase from $332,377 for the quarter ended March 31, 1999. Product sales increases reflect market share gains for the Company's Lotemax and Alrex ophthalmic products and additional stocking of Alrex in advance of a price increase effective April 2000. Product revenues for the quarter ended March 31, 2000 were below product revenues for the quarter ended December 31, 1999. This decline is due to seasonal factors in the demand for the Company's products and a price increase effective January 2000 for Lotemax which led to additional stocking in the quarter ended December 31, 1999.

Cost of goods sold for the quarter ended March 31, 2000 totaled $280,529, increasing 214% from $89,258 for the quarter ended March 31, 1999. The higher cost of goods sold is due to higher sales volumes, product sample expenses and higher royalty and licensing costs.

Total operating expenses increased $823,214 or 51%, from $1,601,850 in 1999 to $2,425,064 in 2000. The increase is primarily due to higher research and development expenses, as well as increased general and administrative expenses.

Net research and development expenses increased by $503,301 or 54%, from $933,674 in 1999 to $1,436,975 in 2000. Cost increases partially resulted from higher regulatory costs for the Company's ophthalmic products, including filing fees for product approvals in Europe. Also, the Company experienced higher costs as a result of a higher level of activity in early discovery programs and higher professional consulting spending on clinical studies of the Company's dexanabinol (HU-211) drug candidate.

General and administrative expenses increased by $308,133 or 56%, from $550,936 in 1999 to $859,069 in 2000. The increase is primarily due to higher employee costs.

Depreciation and amortization expenses increased by $15,725, or 19%, from to $81,335 in 1999 to $97,060 in 2000, reflecting increased depreciation expense relating to laboratory equipment purchases in 1999.

Other income, net, increased by $130,715, from $16,154 in 1999 to $146,869 in 2000. Interest income increased as a result of higher average cash balances.

Liquidity and Capital Resources

While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At March 31, 2000, the Company has an accumulated deficit of $84,405,251. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $18.1 million, including cash and cash equivalents of $19.1 million, as of March 31, 2000. During the quarter ended March 31, 2000, the Company raised $12.6 million from various equity transactions and $4.0 million from the exercise of previously outstanding warrants and options to purchase the Company's common stock.

On December 10, 1998, the Company obtained a $10 million equity line of credit with a single institutional investor. During the quarter ended March 31, 2000, the Company raised $1.6 million from the equity line of credit. As of March 31, 2000, $2.3 million remained available under the equity line of credit.

Management believes that existing cash and cash equivalents combined with anticipated cash inflows from proceeds from sales of the drug substance for Lotemax and Alrex to BLP, investment income, R&D grants and the availability of the equity line of credit, will be sufficient to support the Company's continuing operations. The Company continues to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that is required to continue the development of its products and bring them to commercial markets.

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


                                             PHARMOS CORPORATION





Dated: May 12, 2000
                                        by:  /s/ Robert W. Cook
                                             --------------------------
                                             Robert W. Cook
                                             Vice President Finance and
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)