Form 10-Q
period 2000-06-30
PHARMOS CORP
filed 2000-08-11
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2000

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


As of July 31, 2000, the Registrant had outstanding 52,699,947 shares of its $.03 par value Common Stock.

Part I. Financial Information
Item 1  Financial Statements


Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                               June 30,         December 31,
                                                                2000                1999
                                                            -------------      -------------
Assets
  Cash and cash equivalents                                 $  18,210,378      $   2,918,554
  Inventories                                                   1,429,393          1,837,751
  Receivables                                                     958,663            961,769
  Prepaid royalties                                               297,970            284,193
  Prepaid expenses and other current assets                       381,204            222,391
                                                            -------------      -------------
    Total current assets                                       21,277,608          6,224,658

  Fixed assets, net                                             1,378,920          1,183,859
  Prepaid royalties, net of current portion                        40,018            166,477
  Intangible assets, net                                          174,952            198,214
  Other assets                                                     18,087             18,086
                                                            -------------      -------------

    Total assets                                            $  22,889,585      $   7,791,294
                                                            -------------      -------------


Liabilities and Shareholders' Equity
  Note payable                                              $         --       $     338,128
  Accounts payable                                                427,384            680,054
  Accrued expenses                                                526,605            711,189
  Accrued wages and other compensation                            717,408            549,542
  Advances against future sales                                 2,113,000          2,010,000
                                                            -------------      -------------
    Total current liabilities                                   3,784,397          4,288,913

  Advances against future sales, net of current portion           283,973          1,177,565
  Other liabilities                                               100,000            100,000
                                                            -------------      -------------
    Total liabilities                                           4,168,370          5,566,478
                                                            -------------      -------------
  Shareholders' equity
  Common stock, $.03 par value;  80,000,000 shares
     authorized,  52,683,303 and 45,424,401  shares
     issued and  outstanding  (excluding  $551 in 2000
     and 1999, held in Treasury) in 2000 and 1999,
     respectively                                               1,580,135          1,362,181
    Paid in capital                                           102,396,263         83,372,742
    Accumulated deficit                                       (85,255,183)       (82,510,107)
                                                            -------------      -------------
    Total shareholders' equity                                 18,721,215          2,224,816
                                                            -------------      -------------

  Commitments and contingencies

    Total liabilities and shareholders' equity              $  22,889,585      $   7,791,294
                                                            -------------      -------------

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                              Three Months Ended June 30,
                                                                2000               1999
                                                            ------------      ------------
Revenues
  Product sales                                             $  1,414,837      $    858,834

Cost of Goods Sold                                               477,162           209,537
                                                            ------------      ------------

Gross Margin                                                     937,675           649,297
                                                            ------------      ------------

Expenses
  Research and development, net                                  898,331           818,658
  Selling, general and administrative                          1,014,783           694,367
  Patents                                                         49,937            55,488
  Depreciation and amortization                                  112,158            86,776
                                                            ------------      ------------

    Total operating expenses                                   2,075,209         1,655,289
                                                            ------------      ------------

Loss from operations                                          (1,137,534)       (1,005,992)

Other income
  Interest income                                                277,509            29,445
  Other income (expense), net                                     12,924            (6,509)
  Interest expense                                                (2,831)          (10,543)
                                                            ------------      ------------
  Other income, net                                              287,602            12,393
                                                            ------------      ------------

Net loss                                                        (849,932)         (993,599)

  Less: Preferred stock dividends                                   --              (5,178)
                                                            ------------      ------------

Net loss applicable to common shareholders                  ($   849,932)     ($   998,777)
                                                            ============      ============

Net loss per share applicable
  to common stockholders - basic and diluted                       ($.02)            ($.02)
                                                            ============      ============


Weighted average shares outstanding - basic and diluted       52,507,373        42,367,356
                                                            ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                    Six Months Ended June 30,
                                                     2000               1999
                                                 ------------      -------------
Revenues
  Product sales                                  $  2,078,417      $  1,191,211

Cost of Goods Sold                                    757,691           298,795
                                                 ------------      ------------

Gross Margin                                        1,320,726           892,416
                                                 ------------      ------------

Expenses
  Research and development, net                     2,335,306         1,752,332
  Selling, general and administrative               1,873,852         1,245,303
  Patents                                              81,897            91,393
  Depreciation and amortization                       209,218           168,111
                                                 ------------      ------------

    Total operating expenses                        4,500,273         3,257,139
                                                 ------------      ------------

Loss from operations                               (3,179,547)       (2,364,723)

Other income
  Interest income                                     424,440            63,145
  Other income (expense), net                           6,822           (22,686)
  Interest expense                                      3,209           (11,912)
                                                 ------------      ------------
  Other income, net                                   434,471            28,547
                                                 ------------      ------------

Net loss                                           (2,745,076)       (2,336,176)

  Less : Preferred stock dividends                       --             (22,007)
                                                 ------------      ------------

Net loss applicable to common shareholders       ($ 2,745,076)     ($ 2,358,183)
                                                 ============      ============

Net loss per share applicable
  to common stockholders - basic and diluted            ($.05)            ($.06)
                                                 ============      ============


Weighted average shares outstanding - basic
  and diluted                                      50,754,764        41,281,450
                                                 ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                            Six Months Ended June 30,
                                                             2000              1999
                                                         ------------      ------------
Cash flows from operating activities
  Net loss                                               $ (2,745,076)     $ (2,336,176)
   Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                          209,218           168,111
  Changes in operating assets and liabilities
       Inventory                                              408,358          (447,471)
       Receivables                                              3,106            36,271
       Prepaid expenses and other current assets             (158,813)            5,164
       Advanced royalties                                     112,682            60,171
       Other assets                                                (1)          (16,309)
       Accounts payable                                      (252,670)         (594,494)
       Accrued expenses                                      (184,584)          (48,483)
       Accrued wages                                          167,866            63,373
                                                         ------------      ------------
       Total adjustments                                      305,162          (773,667)
                                                         ------------      ------------
  Net cash flows used in operating activities              (2,439,914)       (3,109,843)
Cash flows from investing activities
     Purchases of fixed assets, net                          (381,017)         (173,099)
                                                         ------------      ------------
  Net cash flows used in investing activities                (381,017)         (173,099)
                                                         ------------      ------------
Cash flows from financing activities
     Advances against future sales                           (790,592)         (447,795)
     Proceeds from issuance of common stock
         and exercise of warrants, net                     17,095,571              --
     Proceeds from exercise of equity credit line           2,145,905         2,897,517
     Increase (decrease) in notes payable                    (338,128)          537,134
                                                         ------------      ------------
Net cash provided by financing activities                  18,112,756         2,986,856
Net increase (decrease) in cash and cash equivalents       15,291,825          (296,086)
Cash and cash equivalents at beginning of year              2,918,554         3,452,915
                                                         ------------      ------------
Cash and cash equivalents at end of period               $ 18,210,379      $  3,156,829
                                                         ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements



Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


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

2.   Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At June 30, 2000, the Company has an accumulated deficit of $85,255,183. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $18.2 million as of June 30, 2000, combined with anticipated cash inflows from revenues derived from sales of Lotemax and Alrex, can support the Company's continuing operations.

     In order to finance the development of its drug pipeline, the Company is continuing to actively pursue various funding options, including strategic corporate alliances, equity offerings, business combinations, and the establishment of research and development partnerships. There can be no assurance that the Company will be successful in commercializing its new product candidates.

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

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

Inventories

     Inventories primarily consist of raw loteprednol etabonate, the compound used in the Company's products, Lotemax and Alrex, and is stated at the lower of cost or market with cost determined on a weighted average basis.

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

     Through June 30, 2000, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $2.4 million was outstanding at June 30, 2000. An additional $1 million is due from Bausch & Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb during the following twelve months, based on management's estimate of product sales to Bausch & Lomb, has been presented as a current liability in the accompanying balance sheet at June 30, 2000 and December 31, 1999.

     Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

5.   Common and Preferred Stock Transactions

     During the second quarter of 2000, the Company issued 55,750 shares of its common stock upon the exercise of stock options and warrants, and received consideration of $334,061.

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

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

     shares of Common Stock purchased at an exercise price per share equal to 125% of the closing bid price of the Common Stock on the Principal Market on a specified date.

     During the second quarter of 2000, under terms of the Credit Agreement, the Company issued 150,000 shares of its Common Stock and warrants to purchase 12,574 shares of its Common Stock to the Investor for consideration of $553,655, net of fees. The warrants have an exercise price of $5.00 per share and expire in the second quarter of 2003.

     During the first quarter of 2000, under terms of the Credit Agreement, the Company issued 368,424 shares of its Common Stock and warrants to purchase 38,588 shares of its Common Stock to the Investor for consideration of $1,592,250, net of fees. The warrants have exercise prices ranging from $2.19 to $16.80 per share and expire in the first quarter of 2003.

     During the second quarter of 2000, the Company issued warrants to purchase 16,000 shares of its common stock as compensation to a consultant. The warrants were immediately exercisable, have an exercise price of $1.19 per share and expire by June 2005.

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

     Geographic information for the three and six months ending June 30, 2000 and 1999 are as follows:

                       Three months ended June 30,    Six months ended June 30,
                       --------------------------    --------------------------
                           2000           1999           2000           1999
                           ----           ----           ----           ----
     Net revenues
       United States   $ 1,414,837    $   858,834    $ 2,078,417    $ 1,191,211
       Israel                 --             --             --             --
                       -----------    -----------    -----------    -----------
                       $ 1,414,837    $   858,834    $ 2,078,417    $ 1,191,211
                       ===========    ===========    ===========    ===========
     Net loss
       United States   ($  699,150)   ($  986,511)   ($2,568,044)   ($2,294,996)
       Israel             (150,782)        (7,088)      (177,032)       (41,210)
                       -----------    -----------    -----------    -----------
                       ($  849,932)   ($  993,599)   ($2,745,076)   ($2,336,176)
                       ===========    ===========    ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended June 30, 2000 and 1999

Product sales revenue totaled $1,414,837 for the quarter ended June 30, 2000, a 65% increase from $858,834 for the quarter ended June 30, 1999. Product sales increases reflect market share gains for the Company's Lotemax and Alrex ophthalmic products and additional stocking in response to a promotional program.

Cost of goods sold for the quarter ended June 30, 2000 totaled $477,162, increasing 128% from $209,537 for the quarter ended June 30, 1999. The higher cost of goods sold is due to higher sales volumes, product sample expenses and higher royalty and licensing costs.

Total operating expenses increased $419,920 or 25%, from $1,655,289 in 1999 to $2,075,209 in 2000. The increase is primarily due to higher general and administrative expenses, as well as increased research and development costs.

Net research and development expenses increased by $79,673 or 10%, from $818,658 in 1999 to $898,331 in 2000. The Company experienced increased costs as a result of a higher level of activity in early discovery programs and higher spending on the Company's dexanabinol (HU-211) drug candidate. The increased spending was partially offset by increased funding from research grants and lower costs for ophthalmic research programs.

Selling, general and administrative expenses increased by $320,416 or 46%, from $694,367 in 1999 to $1,014,783 in 2000. The increase is primarily due to higher employee costs, increased investor relations activities and higher professional fees.

Depreciation and amortization expenses increased by $25,382, or 29%, from to $86,776 in 1999 to $112,158 in 2000, reflecting increased depreciation expense relating to laboratory equipment purchases.

Other income, net, increased by $275,209, from $12,393 in 1999 to $287,602 in 2000. Interest income increased as a result of higher average cash balances.

Six Months ended June 30, 2000 and 1999

Product sales revenue totaled $2,078,417 for the six months ended June 30, 2000, a 75% increase from $1,191,211 for the six months ended June 30, 1999. Product sales increases reflect market share gains for the Company's Lotemax and Alrex ophthalmic products, additional stocking of Alrex in advance of a price increase effective April 2000 and additional stocking in response to a promotional program.

Cost of goods sold for the six months ended June 30, 2000 totaled $757,691, increasing 154% from $298,795 for the six months ended June 30, 1999. The higher cost of goods sold is due to higher sales volumes, product sample expenses and higher royalty and licensing costs.

Total operating expenses increased $1,243,134 or 38%, from $3,257,139 in 1999 to $4,500,273 in 2000. The increase is due to higher research and development expenses, as well as increased general and administrative expenses.

Net research and development expenses increased by $582,974 or 33%, from $1,752,332 in 1999 to $2,335,306 in 2000. Cost increases partially resulted from higher regulatory costs for the Company's ophthalmic products, including filing fees for product approvals in Europe. Also, the Company experienced higher costs as a result of an increased level of activity in early discovery programs and higher spending on the Company's dexanabinol (HU-211) drug candidate. The increased spending was partially offset by increased funding from research grants and lower costs for ophthalmic research programs.

Selling, general and administrative expenses increased by $628,549 or 50%, from $1,245,303 in 1999 to $1,873,852 in 2000. The increase is primarily due to higher employee costs, increased investor relations activities and higher professional fees.

Depreciation and amortization expenses increased by $41,107, or 27%, from to $168,111 in 1999 to $209,218 in 2000, reflecting increased depreciation expense relating to laboratory equipment purchases.

Other income, net, increased by $405,924, from $28,547 in 1999 to $434,471 in 2000. Interest income increased as a result of higher average cash balances.

Liquidity and Capital Resources

While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At June 30, 2000, the Company has an accumulated deficit of $85,255,183. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $17.5 million, including cash and cash equivalents of $18.2 million, as of June 30, 2000. During the six months ended June 30, 2000, the Company raised $12.6 million from various equity transactions and $4.4 million from the exercise of previously outstanding warrants and options to purchase the Company's common stock.

On December 10, 1998, the Company obtained a $10 million equity line of credit with a single institutional investor. During the six months ended June 30, 2000, the Company raised $2.1 million from the equity line of credit. As of June 30, 2000, $1.7 million remained available under the equity line of credit.

Management believes that existing cash and cash equivalents combined with anticipated cash inflows from proceeds from sales of the drug substance for Lotemax and Alrex to BLP, investment income, R&D grants and the availability of the equity line of credit, will be sufficient to support the Company's regular operations. During the second half of 2000, the Company expects to commence the final phase of clinical development on the Company's dexanabinol (HU-211) drug candidate. The total cost of this phase of development is expected to range between $15 million and $25 million over the next 3 years. The Company continues to actively pursue various funding options, including strategic corporate alliances, additional equity offerings, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that is required to continue the development of its products and bring them to commercial markets.

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

                                Other Information

Item 1  Legal Proceedings                                        NONE

Item 2  Changes in Securities                                    NONE

Item 3  Defaults upon Senior Securities                          NONE

Item 4  Submissions of Matters to Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on July 20, 2000, the stockholders of the Company elected the following persons as directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified: Haim Aviv, Elkan R. Gamzu, E. Andrews Grinstead, Samuel D. Waksal, David Schlachet, Mony Ben Dor and Georges Anthony Marcel. The results of the voting were as follows:

                                    VOTES FOR           VOTES WITHHELD
     Haim Aviv                     41,159,667              366,908
     Elkan R. Gamzu                41,159,667              366,908
     E. Andrews Grinstead          41,159,667              366,908
     Samuel D. Waksal              41,159,192              367,383
     David Schlachet               41,183,667              342,908
     Mony Ben Dor                  41,158,417              368,158
     Georges Anthony Marcel        41,253,667              272,908

     Also at the Annual Meeting, the stockholders approved the adoption of the Company's 2000 Stock Option Plan, with 40,192,603 votes cast for approval, 1,269,711 votes cast against and 64,261 abstentions.


Item 5  Other Information                                        NONE

Item 6  Exhibits and Reports on Form 8-K                         NONE

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PHARMOS CORPORATION


Dated: August 11, 2000
                                        by: /s/ Robert W. Cook
                                            ------------------------------------
                                                Robert W. Cook
                                                Vice President Finance and Chief
                                                Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)