Form 10-Q
period 2000-09-30
PHARMOS CORP
filed 2000-11-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2000

                         Commission file number 0-11550


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
                                      -----   -----



As of November 2, 2000, the Registrant had outstanding 53,879,343 shares of its $.03 par value Common Stock.

Part I.   Financial Information
Item 1   Financial Statements


Pharmos Corporation
(Unaudited)
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                                                 September 30,         December 31,
                                                                                                     2000                  1999
                                                                                                 -------------       --------------
Assets
   Cash and cash equivalents .............................................................       $  23,737,327        $   2,918,554
   Inventories ...........................................................................           1,114,423            1,837,751
   Receivables ...........................................................................           1,254,237              961,769
   Prepaid royalties .....................................................................             104,974              284,193
   Prepaid expenses and other current assets .............................................             310,759              222,391
                                                                                                 -------------        -------------
        Total current assets .............................................................          26,521,720            6,224,658

   Fixed assets, net .....................................................................           1,435,944            1,183,859
   Prepaid royalties, net of current portion .............................................             143,333              166,477
   Restricted cash .......................................................................           4,006,294                 --
   Other assets ..........................................................................             922,436              216,300
                                                                                                 -------------        -------------

        Total assets .....................................................................       $  33,029,727        $   7,791,294
                                                                                                 -------------        -------------


Liabilities and Shareholders' Equity
   Note payable ..........................................................................       $        --          $     338,128
   Accounts payable ......................................................................             299,499              680,054
   Accrued expenses ......................................................................             871,988              711,189
   Accrued wages and other compensation ..................................................             722,896              549,542
   Advances against future sales .........................................................             758,366            2,010,000
                                                                                                 -------------        -------------
        Total current liabilities ........................................................           2,652,749            4,288,913

   Advances against future sales, net of current portion .................................           1,000,000            1,177,565
   Convertible debentures, net ...........................................................           6,533,415                 --
   Other liabilities .....................................................................             100,000              100,000
                                                                                                 -------------        -------------
        Total liabilities ................................................................          10,286,164            5,566,478
                                                                                                 -------------        -------------


   Shareholders' equity
   Common stock, $.03 par value; 80,000,000 shares authorized, 53,879,343 and
       45,424,401 shares issued and outstanding (excluding $551 in 2000 and
       1999, held in Treasury)
       in 2000 and 1999, respectively ....................................................           1,616,016            1,362,181
     Paid in capital .....................................................................         107,913,889           83,372,742
     Accumulated deficit .................................................................         (86,786,342)         (82,510,107)
                                                                                                 -------------        -------------
        Total shareholders' equity .......................................................          22,743,563            2,224,816
                                                                                                 -------------        -------------

   Commitments and contingencies

        Total liabilities and shareholders' equity .......................................       $  33,029,727        $   7,791,294
                                                                                                 -------------        -------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                                                             Three Months Ended September 30,
                                                                                               2000                        1999
                                                                                           ------------                ------------
Revenues
    Product sales ..........................................................               $  1,661,735                $    833,118
    License fee ............................................................                    100,000                        --
                                                                                           ------------                ------------
                                                                                              1,761,735                     833,118

Cost of Goods Sold .........................................................                    580,202                     265,649
                                                                                           ------------                ------------

    Gross Margin ...........................................................                  1,181,533                     567,469
                                                                                           ------------                ------------

Expenses
    Research and development, net ..........................................                  1,362,475                     839,390
    Selling, general and administrative ....................................                    999,987                     599,174
    Patents ................................................................                     46,536                      61,781
    Depreciation and amortization ..........................................                    167,620                      85,353
                                                                                           ------------                ------------

       Total operating expenses ............................................                  2,576,618                   1,585,698
                                                                                           ------------                ------------

Loss from operations .......................................................                 (1,395,085)                 (1,018,229)
                                                                                           ------------                ------------

Other income (expense):
    Interest income ........................................................                    314,905                      34,378
    Other income (expense), net ............................................                     (9,192)                     20,805
    Interest expense .......................................................                   (441,787)                     (9,239)
                                                                                           ------------                ------------
    Other income(expense), net .............................................                   (136,074)                     45,944
                                                                                           ------------                ------------

Net loss ...................................................................                 (1,531,159)                   (972,285)
                                                                                           ------------                ------------

    Less: Preferred stock dividends ........................................                       --                          (246)
                                                                                           ------------                ------------

Net loss applicable to common shareholders .................................               ($ 1,531,159)               ($   972,531)
                                                                                           ============                ============

Net loss per share applicable
    to common stockholders - basic and diluted .............................               ($       .03)               ($       .02)
                                                                                           ============                ============


Weighted average shares outstanding ........................................                 52,986,170                  43,664,398
                                                                                           ============                ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                                 Nine Months Ended September 30,
                                                                                                 2000                     1999
                                                                                              ------------             ------------
Revenues
    Product sales ................................................................            $  3,740,152             $  2,024,329
    License fee ..................................................................                 100,000                     --
                                                                                              ------------             ------------
                                                                                                 3,840,152                2,024,329

Cost of Goods Sold ...............................................................               1,337,893                  564,444
                                                                                              ------------             ------------

    Gross Margin .................................................................               2,502,259                1,459,885
                                                                                              ------------             ------------

Expenses
    Research and development, net ................................................               3,733,144                2,591,722
    Selling, general and administrative ..........................................               2,838,476                1,844,477
    Patents ......................................................................                 128,433                  153,174
    Depreciation and amortization ................................................                 376,838                  253,464
                                                                                              ------------             ------------

       Total operating expenses ..................................................               7,076,891                4,842,837
                                                                                              ------------             ------------

Loss from operations .............................................................              (4,574,632)              (3,382,952)
                                                                                              ------------             ------------

Other income (expense):
    Interest income ..............................................................                 739,345                   97,523
    Other income (expense), net ..................................................                  (2,370)                  (1,881)
    Interest expense .............................................................                (438,578)                 (21,151)
                                                                                              ------------             ------------
    Other income, net ............................................................                 298,397                   74,491
                                                                                              ------------             ------------

Net loss .........................................................................              (4,276,235)              (3,308,461)

    Less: Dividend embedded in convertible preferred stock
    Preferred stock dividends ....................................................                    --                    (22,253)
                                                                                              ------------             ------------

Net loss applicable to common shareholders .......................................            ($ 4,276,235)            ($ 3,330,714)
                                                                                              ============             ============

Net loss per share applicable
    to common stockholders - basic and diluted ...................................            ($       .08)            ($       .08)
                                                                                              ============             ============


Weighted average shares outstanding ..............................................              51,506,739               42,104,485
                                                                                              ============             ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                               Nine Months Ended September 30,
                                                                                                  2000                     1999
                                                                                             ------------              ------------
Cash flows from operating activities
  Net loss .....................................................................             ($ 4,276,235)             ($ 3,308,461)
                                                                                             ------------              ------------
  Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization ...........................................                  376,838                   253,464
  Changes in operating assets and liabilities
       Inventory ...............................................................                  723,328                  (352,539)
       Receivables .............................................................                 (292,468)                  114,597
       Prepaid expenses and other current assets ...............................                  (88,368)                 (157,295)
       Advanced royalties ......................................................                  202,363                   115,499
       Other assets ............................................................                     --                       2,203
       Accounts payable ........................................................                 (380,555)                 (237,626)
       Accrued expenses ........................................................                  160,799                  (253,312)
       Accrued wages ...........................................................                  173,354                    51,910
                                                                                             ------------              ------------

       Total adjustments .......................................................                  875,291                  (463,099)
                                                                                             ------------              ------------

  Net cash flows used in operating activities ..................................               (3,400,944)               (3,771,560)
                                                                                             ------------              ------------

Cash flows from investing activities
     Purchases of fixed assets, net ............................................                 (550,440)                 (189,351)
                                                                                             ------------              ------------

  Net cash flows used in investing activities ..................................                 (550,440)                 (189,351)
                                                                                             ------------              ------------

Cash flows from financing activities
     Advances against future sales, net ........................................               (1,429,199)                 (741,915)
     Proceeds from issuances of common stock,
         exercise of warrants and value ascribed to the
         beneficial conversion feature, net ....................................               22,219,549                      --
     Proceeds from exercise of equity credit line ..............................                2,145,905                 3,903,014
     Increase in debt payable,net ..............................................                 (338,128)                  438,781
     Increase convertible debentures, net ......................................                6,178,324                      --
     Increase in restricted cash ...............................................               (4,006,294)                     --
                                                                                             ------------              ------------

  Net cash flows provided by financing activities ..............................               24,770,157                 3,599,880
                                                                                             ------------              ------------

Net increase (decrease) in cash and cash equivalents ...........................               20,818,773                  (361,031)

Cash and cash equivalents at beginning of year .................................                2,918,554                 3,452,916
                                                                                             ------------              ------------

Cash and cash equivalents at end of period .....................................             $ 23,737,327              $  3,091,885
                                                                                             ============              ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements



Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


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


2.   Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At September 30, 2000, the Company has an accumulated deficit of $86,786,342. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party debt and equity financing. Management believes that cash and cash equivalents of $23.7 million as of September 30, 2000, combined with restricted cash and anticipated cash inflows from revenues derived from sales of Lotemax and Alrex, can support the Company's continuing operations.

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

     All of the Company's revenues from product sales are principally derived from one customer.

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

     Through September 30, 2000, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $1.8 million was outstanding at September 30, 2000. An additional $1 million is due from Bausch & Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb during the following twelve months, based on management's estimate of product sales to Bausch & Lomb, has been presented as a current liability in the accompanying balance sheet at September 30, 2000 and December 31, 1999.

     Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

5.   Private Placement

     In September 2000, the Company completed a private placement of Convertible Debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million.

     The Convertible Debentures, which generated gross proceeds of $8 million, are due in February 2002 and carry a 6% interest payable in cash or common stock. The Convertible Debentures are convertible into common shares of the Company at the conversion price of $3.83 per share and are convertible beginning October 31, 2000. Under

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

     certain anti-dilutive conditions, the conversion price may change. Until converted into common stock, the terms of the Convertible Debentures require the Company to deposit $4 million in an escrow account. The escrowed capital is shown as Restricted Cash on the Company's Balance Sheet and will be released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt.

     Current accounting standards, including Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, require the company to compute the Beneficial Conversion Feature ("BCF") of the convertible debt. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF was computed at approximately $1.1 million, $355,091 of which has been amortized and included as interest expense for the three and nine month periods ending September 30, 2000. Additionally, the discount on the Convertible Debenture will be amortized to interest expense over the life of the debt. This amount was computed at approximately $ .8 million, $44,494 of which has been amortized and included as interest expense for the three and nine month periods ending September 30, 2000.

     The Company issued 821,515 common shares in the private placement that generated gross proceeds of $3 million. Under the terms of the transaction, the number of shares is subject to a possible one-time adjustment which, if effected, would not change the proceeds to the Company. The investors have an option, in the form of a warrant, to purchase an additional $2 million of common shares for a period of one year provided that the future purchase price is greater than the initial closing price of $3.65 per share. The maximum number of shares that can be issued from this warrant is 547,945 and is part of the maximum number of warrants issued for the total private placement of 1,115,730, including placement agent warrants.

     Issuance costs related to the Convertible Debentures of approximately $.8 million, including the value of 187,929 warrants to purchase common shares at prices ranging from $4.34 to $4.56, have been capitalized. The issuance costs are included in the Company's Other Assets and will be amortized over the life of the debt. For the three and nine month periods ending September 30, 2000, $43,590 has been expensed.

6.   Common and Preferred Stock Transactions

     During the third quarter of 2000, the Company issued warrants to purchase up to 1,115,730 shares of common stock at prices ranging from $3.65 to $6.08 per share and expiring in 2001 and 2005 in connection with the $11 million private placement described in Note 5.

     During the third quarter of 2000, the Company issued 374,525 shares of its common stock upon the exercise of stock options and warrants, and received consideration of $687,391.

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

     The Company entered into a Private Equity Line of Credit Agreement (the "Credit Agreement") as of December 10, 1998, and as amended on December 18, 1998, with Dominion Capital Fund, Ltd., which subsequently assigned its rights to Centennial Parkway LLC (the "Investor"). Pursuant to the terms of the Credit Agreement, the Company may, from time to time during a specified term, cause the Investor to purchase up to an aggregate of $10,000,000 of the Company's common stock, par value $.03 per share (the "Common Stock"). The price per share of Common Stock to be paid by the Investor is to be determined at the time of each purchase according to a specified formula which is based upon the average closing bid price of the Common Stock on the principal trading exchange or market for the Common Stock (the "Principal Market") over a prescribed, five-day period. With each purchase of Common Stock, the Investor is also to receive warrants exercisable for a number of shares of Common Stock equal to ten percent of the number of shares of Common Stock purchased at an exercise price per share equal to 125%

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

     of the closing bid price of the Common Stock on the Principal Market on a specified date. As of September 30, 2000, $1.7 million remained available under the equity line of credit.

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

     During the third quarter of 2000, the Company issued warrants to purchase 8,000 shares of its common stock as compensation to a consultant. The warrants were immediately exercisable, have an exercise price of $1.19 per share and expire by August 2005.

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

7.   Segment and Geographic Information

     The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

     Geographic information for the three and nine months ending September 30, 2000 and 1999 are as follows:


                                                    Three months ended September 30,               Nine months ended September 30,
                                                   ----------------------------------            ----------------------------------
                                                       2000                  1999                    2000                  1999
                                                       ----                  ----                    ----                  ----
Net revenues
  United States ........................           $ 1,761,735            $   833,118            $ 3,840,152            $ 2,024,329
  Israel ...............................                  --                     --                     --                     --
                                                   -----------            -----------            -----------            -----------
                                                   $ 1,761,735            $   833,118            $ 3,840,152            $ 2,024,329
                                                   ===========            ===========            ===========            ===========
Net loss
  United States ........................           ($1,432,454)           ($  960,662)           ($4,000,498)           ($3,255,628)
  Israel ...............................               (98,705)               (11,623)              (275,737)               (52,833)
                                                   -----------            -----------            -----------            -----------

                                                   ($1,531,159)           ($  972,285)           ($4,276,235)           ($3,308,461)
                                                   ===========            ===========            ===========            ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended September 30, 2000 and 1999

Product sales revenue totaled $1,661,735 for the quarter ended September 30, 2000 compared to $833,118 for the quarter ended September 30, 1999. Increased sales volumes resulted from market share growth and price increases for the Company's ophthalmic products, Lotemax and Alrex. Additionally, the Company recorded License revenue of $100,000 for the quarter ended September 30, 2000.

Cost of goods sold for the quarter ended September 30, 2000 totaled $580,202 compared to $265,649 for the quarter ended September 30, 1999. The increase reflects the higher sales volumes. Cost of goods sold includes the cost of the active drug substance and licensing costs.

Total operating expenses increased $990,920 or 62%, from $1,585,698 in 1999 to $2,576,618 in 2000. The increase is primarily due to higher research and development expenses, increased general and administrative expenses and higher amortization and depreciation expenses.

Net research and development expenses increased by $523,085 or 62%, from $839,390 in 1999 to $1,362,475 in 2000. The increase in R&D expense is primarily due a higher level of activity in the Company's dexanabinol analog program and increased expenses relating to its development of dexanabinol for traumatic brain injury. Dexanabinol is a neuroprotective agent for the treatment of central nervous system ("CNS") disorders. Additionally, spending on the Company's discovery and early stage programs increased.

General and administrative expenses increased by $400,813 or 67%, from $599,174 in 1999 to $999,987 in 2000. The increase is primarily due to higher staffing costs and increased investor relations activity.

Depreciation  and  amortization  expenses  increased  by $82,267,  or 96%,  from
$85,353  in  1999  to  $167,620  in  2000.  The  increase   reflects   increased
depreciation expense relating to laboratory equipment purchases.

Other income, net, decreased by $182,018, from net income of $45,944 in 1999 to a net charge of $136,074 in 2000. While interest income increased significantly as a result of higher average cash balances, the increases were more than offset by the non-cash charges of $399,585 for the amortization of the Beneficial Conversion Feature and the debt discount from the private placement of convertible debentures in September 2000.

Nine months ended September 30, 2000 and 1999

Product sales revenue totaled $3,740,152 for the nine months ended September 30, 2000 compared to $2,024,329 for the nine months ended September 30, 1999. Increased sales volumes resulted from market share growth and higher prices for the Company's ophthalmic products, Lotemax and Alrex. Additionally, the Company recorded license income of $100,000 for the nine months ended September 30, 2000.

Cost of goods sold for the nine months ended September 30, 2000 totaled $1,337,893 compared to $564,444 for the nine months ended September 30, 1999. The increase reflects the volume difference between the two periods. Cost of goods sold includes the cost of the active drug substance and licensing costs.

Total operating expenses increased $2,234,054 or 46%, from $4,842,837 in 1999 to $7,076,891 in 2000. The increase is primarily due to higher research and development expenses and increased general and administrative expenses.

Net research and development expenses increased by $1,141,422, or 44%, from $2,591,722 in 1999 to $3,733,144 in 2000. The increase in R&D expense is primarily due to a higher level of activity in the Company's dexanabinol analog program and increased expenses relating to its development of dexanabinol for traumatic brain injury, as well as additional spending on the Company's discovery and early stage programs.

General  and  administrative   expenses  increased  by  $993,999  or  54%,  from
$1,844,477 in 1999 to $2,838,476 in 2000. The increase is primarily due to higher staffing costs and increased investor relations activity.

Depreciation and amortization expenses increased by $123,374, or 49%, from $253,464 in 1999 to $376,838 in 2000, reflecting increased depreciation expense relating to laboratory equipment purchases. The increase reflects increased depreciation expense relating to laboratory equipment purchases.

Other income, net, increased by $223,906, from $74,491 in 1999 to $298,397 in 2000. Interest income increased by $641,823 as a result of higher average cash balances. However, the increased interest income was partially offset by the non-cash charges of $399,585 for the amortization of the Beneficial Conversion Feature and the debt discount from the private placement of convertible debentures in September 2000.

Liquidity and Capital Resources

The Company had no sources of recurring revenues until the commencement of product sales in April 1998, and has incurred operating losses since its inception. At September 30, 2000, the Company has an accumulated deficit of $86,786,342. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $23.9 million, including cash and cash equivalents of $23.7 million, as of September 30, 2000. The Company also had $4 million of restricted cash held in escrow until the Company's convertible debentures are converted into common shares of the Company by the investor or are repaid by the Company. On December 10, 1998, the Company obtained a $10 million equity line of credit with a single institutional investor. As of September 30, 2000, $1.7 million remained available under the equity line of credit.

On September 1, 2000, the Company completed a private placement of convertible debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating total gross proceeds of $11 million. The convertible debentures, which generated gross proceeds of $8 million, are due in February 2002 and carry a 6% interest payable in cash or common stock. The convertible debentures are convertible into common shares of the Company at the conversion price of $3.83 per share and are convertible beginning October 31, 2000. Under certain anti-dilutive conditions, the conversion price may change. The issuance of common shares in the private placement generated gross proceeds of $3 million. The investors have an option, in the form of a warrant, to purchase an additional $2 million of common shares for a period of one year provided that the future purchase price is greater than the initial closing price of $3.65 per share.

Management believes that the equity line of credit, existing cash and cash equivalents combined with anticipated cash inflows from investment income, R&D grants and proceeds from sales of the drug substance for Lotemax and Alrex to BLP will be sufficient to support the Company's regular operations. The Company expects to commence the final phase of clinical development on the Company's dexanabinol (HU-211) drug candidate in the near future. The total cost of this phase of development is expected to range between $15 million and $25 million over the next 3 years. The Company continues to actively pursue various funding options, including strategic corporate alliances, additional equity offerings, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that is required to continue the development of its products and bring them to commercial markets.

Statements made in this document related to the development, commercialization and market expectations of its drug products, to the establishment of corporate collaborations, and to the Company's operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, which may cause results to differ materially from those, set forth in these statements. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in Pharmos' filings with the Securities and Exchange Commission could affect such results.






                                     Part II

                                Other Information

Item 1    Legal Proceedings                                        NONE

Item 2    Changes in Securities                                    NONE

Item 3    Defaults upon Senior Securities                          NONE

Item 4    Submission of Matters to Vote of Security Holders        NONE

Item 5    Other Information                                        NONE

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

                   None.

     (b)  Reports on Form 8-K:

                    1. Form 8-K dated September 8, 2000 (earliest event reported September 1, 2000); Item 5 was reported.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PHARMOS CORPORATION





Dated: November 14, 2000                        by:  /s/ Robert W. Cook
                                                     ------------------
                                                     Robert W. Cook
                                                     Vice President Finance and
                                                     Chief Financial Officer
                                                     (Principal Accounting and
                                                       Financial Officer)