Form 10-K
period 2000-12-31
PHARMOS CORP
filed 2001-03-30
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                     Commission File No. 0-11550
December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the registrant's Common Stock at March 15, 2001 held by those persons deemed to be non-affiliates was approximately $94,932,007.

     As of March 15, 2001, the Registrant had outstanding 54,246,861 shares of its $.03 par value Common Stock.

                                     PART I

Item 1.  Business

Introduction

Pharmos Corporation (the "Company") is a bio-pharmaceutical company that discovers and develops novel therapeutics to treat a range of inflammatory and neurological disorders such as traumatic brain injury and stroke. The Company has an extensive portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities.

Dexanabinol, the Company's lead Central Nervous System (CNS) product aimed initially at treating severe head trauma and stroke, is currently undergoing a pivotal Phase III clinical trial for sever traumatic brain injury (TBI) in Europe. During 2000, the Company completed the Phase II testing of dexanabinol. These studies concluded that the goals of establishing the safety of dexanabinol in TBI and the dosing parameters for the Phase III study were met, and enabled the Company to select the optimal dose to be used in the Phase III clinical tests. The Phase II studies revealed a trend of efficacy in the drug treated groups versus the placebo group and, within the most severely injured patients, a more than two-fold increase in the percentage of those achieving good recovery (28.0% in the dexanabinol group vs. 11.7% in the placebo group) was demonstrated. In addition, neurological recovery appeared to be accelerated in the dexanabinol treated group, such that the percentage of dexanabinol patients achieving good recovery at 1 month was significantly higher than in the placebo group.

The Company has identified several promising new compounds based upon its program to develop cannabinoid compounds. Preclinical investigations are underway for compounds in stroke, multiple sclerosis, neuropathic pain,
Parkinson's disease and Amyotrophic Lateral Sclerosis. The Company has also synthesized and tested a series of selective estrogen receptor modulators
(SERM). The initial focus of the SERMs development program is the use of charged tamoxifen derivatives in treating breast cancer.

The Company, together with Bausch & Lomb Pharmaceuticals, Inc. ("BLP"), manufactures and markets two ophthalmic products, Lotemax(R) (loteprednol etabonate ophthalmic suspension 0.5%) and Alrex(R) (loteprednol etabonate ophthalmic suspension 0.2%). BLP began marketing Lotemax and Alrex in 1998.

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

The regulatory approvals for Lotemax and Alrex are the first two of three to be sought in the United States for the Company's and BLP's line of ophthalmic products containing loteprednol etabonate. The third product, which combines the active ingredient loteprednol etabonate with an anti-infective agent, is in final development.

During 2000, BLP began selling Lotemax and Alrex in Argentina. The Company received its initial international product revenues from the sales of these products.

BLP, a subsidiary of the global eye care company, Bausch & Lomb Incorporated, co-developed Lotemax and Alrex with the Company after the Company granted BLP the rights to process and market the new ophthalmic pharmaceutical line for North America and select international markets including Europe and Canada.

Strategy

The Company's business is the discovery and development of novel therapeutics to treat a range of inflammatory and neurological disorders such as traumatic brain injury and stroke. The Company seeks to enter into collaborative relationships with established pharmaceutical companies to complete development and to commercialize its products.

The Company is applying its experience in drug design, novel drug delivery technology and high through-put screening in developing products directed at several fields including: neuroprotective compounds forTBI and stroke, non-psychotropic cannabinoids for neurological, vascular and other conditions involving inflammatory processes, and site specific drugs for ophthalmic indications.

Products

Dexanabinol

Dexanabinol is the Company's lead synthetic cannabinoid compound in a family of non psychotic cannabinoid molecules originally designed to avoid the psychotropic and sedative spectrum of cannabinometic agents, while retaining their beneficial properties as anti-emetics, anti-inflammatories and analgesic agents.

It is now well established that the psychotropic effects of cannabinoids are mediated via stereo selective (-) preferring receptors. Dexanabinol is a (+) optical isomer and does not interact with cannabinoid receptors. It is a stereo selective, non-competitive antagonist of the NMDA receptor channel, has free radical scavenging properties, and anti-inflammatory properties (involving inhibition of TNF- [alpha] production). All of these mechanisms may be important for neuroprotection. Therefore, dexanabinol appears to have a unique modality to neuroprotection, combining three relevant mechanisms of action in a single molecule which act at different time points of the neurotoxic process in head trauma, stroke and potentially other indications.

While head trauma and stroke are the highest priority indications for dexanabinol, its spectrum of activities has potential as an anti-inflammatory and protectant in other diseases such as neuropathic pain, multiple sclerosis, glaucoma, Parkinson's, Alzheimer's disease and glaccoma, as well as various other inflammatory conditions. Development of dexanabinol and other members of this family of compounds for these chronic indications are proceeding at the preclinical level.

In several animal models (including closed head injury, focal and global forebrain ischemia and optic nerve crush), the drug has demonstrated significant neuroprotective activity. In these studies, a single injection of dexanabinol given after the injury resulted in a significant long-term functional improvement and an increase in neuronal survival.

In 1996, a Phase I study of rising dose tolerance in healthy volunteers (50 subjects) showed dexanabinol to be safe and well tolerated at doses up to and including the expected therapeutic doses. Specifically, there were no hallucinations, sedation or blood pressure changes of the type reported with other glutamate antagonists. In late 1996, the Company commenced a Phase II study of head injured patients. This study, conducted at six medical centers in Israel on patients with severe head injury, was reviewed and approved by the American Brain Injury Consortium (ABIC) and the European Brain Injury Consortium
(EBIC).

In 1998, the Company announced the results of the first two cohorts of the three cohort Phase II Clinical Study involving 67 patients. Clinical endpoints established an excellent safety profile of the drug in the treated patients. There were no unexpected adverse experiences reported for either the drug treated or placebo group. Intracranial pressure above a threshold of 25 mmHg, an important risk factor and a predictor of poor neurological outcome, was significantly reduced in the drug-treated patients through the third day of treatment, without a concomitant reduction in systolic blood pressure. The mortality rate of 10% (3/30) in the dexanabinol group compared favorably with a 13.5% rate in the placebo group (5/37). The investigators concluded that dexanabinol was shown to be safe and well tolerated in severe head trauma patients. Neurological outcomes in the study, assessed periodically up to 6 months after injury, established a strong trend of efficacy. The percentage of patients achieving Good Neurological Outcome, the highest score on the five level Glasgow Outcome Score used to assess the recovery of head trauma patients, was higher in the drug-treated group at each measurement. Among the most severely injured patients in the study, a better outcome was consistently observed among the drug treated group than among the placebo treated group. Patients received an intravenous injection of either dexanabinol or placebo within 6 hours of the injury. Demographically, all 67 patients were fairly representative of the characteristics describing severe head trauma.

During 2000 the Company announced the results of the third cohort of the Phase II Clinical Study. The study concluded that the Phase II goals of establishing the safety of dexanabinol in TBI and the dosing parameters for a pivotal study were met. An aggregate of 101 patients was enrolled in the multi-center, double-blind, randomized Phase II study, which was carried out in six trauma centers in Israel affiliated with the American Brain Injury Consortium. Fifty-two of the patients were treated with dexanabinol at three separate doses and forty-nine received a placebo. In the third cohort, thirty-three patients received an intravenous injection of either 200 mg. of dexanabinol (N=21) or placebo (N=12) within six hours of injury. Demographically, these patients were fairly representative of the TBI population, comprising mostly young men injured in motor vehicle accidents. However, the dexanabinol and placebo groups differed with respect to several important baseline entry parameters affecting the patients' prognosis; for example, injury severity as determined by the Glasgow Coma Scale was significantly worse in the treated group than in the placebo group. In addition, the patients' CT classifications indicating the extent of the brain injury were worse in the drug-treated group compared to placebo. Predictably, the strong trend for better neurological outcome in comparison with placebo that was observed in the first two cohorts was not repeated in this cohort. Nevertheless, ICP above a threshold of 25mmHg, a major risk factor affecting the prognosis of TBI, was lower 40-70% of the time during the first days after injury in the treated group vs. the placebo group. This result was similar to those of the previous two cohorts (48mg. and 150mg. doses) reported in 1998. An analysis of patient performance on the Galveston Orientation and Amnesia Test (GOAT) demonstrated significantly better results in the dexanabinol treated patients at 1, 3 and 6 months follow-up compared to placebo. GOAT is a neurological test that measures awareness of surroundings and ability to remember.

The 6 month outcome as measured by the Glasgow Outcome Score (GOS) was similar in the treated and placebo groups as a whole, a comparison of outcome within the subgroup of very severe (Glasgow Coma Scale "GCS" 4-6) patients revealed a more than two-fold increase in the percentage of those achieving good recovery (28.0% in the dexanabinol group vs. 11.7% in the placebo group). In addition, neurological recovery appeared to be accelerated in the dexanabinol treated group, such that the percentage of dexanabinol patients achieving good recovery (measured by GOS) at 1 month was significantly higher than in the placebo group (17% vs. 2%, p<0.02).

During January 2001, the Company announced that its international pivotal trial of dexanabinol for severe TBI commenced in Europe. The purpose of the Phase III study is to determine the safety and efficacy of dexanabinol in severe TBI patients. Approximately 40 centers in Europe and 30 in the U.S. are expected to participate in the study. European countries participating in the study include Finland, France, Germany, the Netherlands, Italy, Spain, Belgium and the U.K., along with Israel. The Company plans to begin the U.S. arm of the Phase III trial later this year, and expects total study enrollment of about 860 patients. The Company is collaborating with the EBIC and the ABIC in a number of areas, including recruitment efforts with trauma centers.

Combinatorial chemistry strongly supported by bioinformatics and computer modeling has been employed to generate a "Combidex" library of molecules with enhanced therapeutic benefits and limited side effects. The Company's hybrid combinatorial chemistry approach utilizes rational structural scaffolds designed by employing quantitative structure-activity relationships, computer-assisted molecular modeling based on steric and allosteric ligand-receptor interactions, and virtual computer libraries. Compound libraries are then prepared via combinatorial chemistry directed at the pharmacophores on the structural scaffolds. In contrast to conventional random stochastic chemistry, the rational approach leads to a larger percentage of synthesized compounds that demonstrate activity in screening assays and increases the potential of developing potent and selective drug candidates.

As a result of its rational drug research, the Company has identified several lead candidates within its family of cannabinoid compounds that may be effective for stroke, neuropathic pain, multiple sclerosis, and neurodegenerative diseases such as Parkinson's and Amyotrophic Lateral Sclerosis.

The Company has identified several lead drug candidates, based upon its dexanabinol family of compounds for the development of novel and powerful drugs for stroke, TBI, multiple sclerosis, neuropathic pain and neurodegenerative diseases such as Parkinson's Amyotrophic Lateral Sclerosis. Development of these compounds are proceeding at the preclinical level.

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

In 1998, Lotemax received marketing approval from the FDA for the treatment of steroid responsive inflammatory conditions of the eye, including uveitis, and for postoperative eye inflammation. Also in 1998, Alrex received marketing approval from the FDA for the treatment of seasonal allergic conjunctivitis.

LE-T, a third loteprednol etabonate-based eye drug combined with the antibiotic tobramycin, is undergoing a further clinical trial before submitting the NDA for FDA approval in order to add considerable support to the Company's intent to receive a broad labeling for the product upon approval, a feature that will assist its commercialization. Upon successful completion of the clinical trial, an NDA is expected to be filed with the FDA.

In 1995, the Company entered into an agreement with BLP to market Lotemax, Alrex and LE-T in the U.S. A second agreement, covering Europe, Canada and other selected countries, was signed in 1996. Both agreements give BLP the right to purchase the active component LE from the Company, to manufacture the "drug product" and to assist the Company in developing the products. In 1995, the Company also signed an agreement with PPG-Sipsy, a unit of PPG Industries, Inc., for exclusive manufacturing of LE for sale to the Company. Following FDA approval of Lotemax and Alrex, BLP commenced product shipments in April 1998, providing the Company with its initial product revenues.

During 2000, Lotemax and Alrex were approved for marketing in Argentina and Brazil. Late in 2000, the Company received its initial international revenues from the sale of its products in Argentina. A filing to market LE 0.5% ophthalmic suspension for ophthalmic inflammatory indications in the United Kingdom was submitted to the Medicines Control Agency, the drug regulatory agency in the U.K. Upon approval, the product will be submitted by BLP and the Company for approval in other European countries through a Mutual Recognition procedure. Sold in the U.S. under the trademark Lotemax, the product will be marketed under the Loterox trade name in the U.K.

SERM Platform

The company has developed a library of selective  estrogen  receptor  modulators
(SERM) that have been synthesized and screened by estrogen receptor binding. So far, one derivative has been found to be potent in moderating the growth of the virulent Panc-1 tumor in nude mice and is now under investigation for its action on breast and intractable tumors such as glioblastoma multiforma. Further synthesis and screening of SERM analogs are ongoing to identify drug candidates for the treatment of osteoporosis, cardiovascular diseases, mood and other cognitive disorders.

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

Bausch & Lomb Pharmaceuticals, Inc.

The Company has a contract with BLP to manufacture and market Lotemax and Alrex, the Company's lead products, in the United States. The agreement includes one other loteprednol etabonate-based product, LE-T, currently being co-developed by the Company and BLP. A second agreement extends BLP's rights to market these products in Europe, Canada and other selected countries pending regulatory approval.

Under the agreements, BLP purchases the active drug substance from the Company. BLP has provided the Company with a total of $5 million in cash advances and is entitled to recoup the advances by way of credits from sales of Lotemax, Alrex and line extension products. Another $1 million is due subject to receiving regulatory approval for LE-T in the United States. An additional $1.6 million in advances against future sales by BLP will be payable to the Company following receipt of regulatory clearance in certain markets outside of the United States. BLP collaborates in the development of these products by making available amounts up to 50% of their Phase III clinical trial costs. The Company retains certain conditional co-marketing rights in the U.S. to all of the products covered by the marketing agreement. As of December 31, 2000, the Company had repaid $3.4 million of the cash advances from BLP by way of credits from sales of Lotemax and Alrex since 1998. In 1996, BLP made a $2 million investment in the common stock of the Company.

Patents, Proprietary Rights and Licenses

Patents and Proprietary Rights

Proprietary protection generally has been important in the pharmaceutical industry, and the commercial success of products incorporating the Company's technologies may depend, in part, upon the ability to obtain strong patent protection.

Some of the technologies underlying the Company's potential products were invented or are owned by various third parties, including Dr. Nicholas Bodor and the Hebrew University of Jerusalem ("Hebrew University"). The Company is the licensee of these technologies under patents held by the applicable owner through licenses that generally remain in effect for the life of the applicable patent. The Company generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop its competitive position. The Company's policy is to protect its technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that it considers important to the development of its business. The Company intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products it develops. There can be no assurance that any additional patents will be issued, or if issued, that they will be of commercial benefit to the Company. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford.

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

Neuroprotective Agents. The Company has licensed from the Hebrew University, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering novel compounds that have demonstrated certain beneficial neuropharmacological activity while appearing to be devoid of most of the deleterious effects usually associated with this class of compounds. Several patents have been designed to protect this family of compounds and their uses devised by the Company and the inventors. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 2000. These patents cover dexanabinol, which is under development for the treatment of head trauma, stroke and other indications, and novel analogs.

Site-Specific Drugs. In the general category of site-specific drugs that are active mainly in the eye and have limited systemic side effects, the Company has licensed several patents from Dr. Nicholas Bodor. The earliest patents date from 1984 and the most recent from 1996. Some of these patents cover loteprednol etabonate-based products and its formulations.

Selective Estrogen Receptor Modulators (SERM). The Company has filed patent applications in the U.S., Israel, Australia, Canada, Japan, Brazil, Korea and the European Patent Office to protect pharmaceutical compositions of tamoxifen analogs and tamoxifen methiodide. In July 1997, the U.S. Patent and Trademark Office issued a patent with claims covering the use of permanently ionic derivatives of steroid hormones and their antagonists known as tamoxifen analogs. The patent also claims novel analogs of tamoxifen and other steroid hormones and their antagonists. A second patent was issued in July 2000 claiming anti-angiogenic uses of these same compounds. The Company believes that these charged derivatives are superior to the parent compounds in that they are devoid of CNS side effects and show an overall improved pharmacological profile.

Emulsion-based Drug Delivery Systems. In the general category of SubMicron Emulsion (SME) technology, the Company licensed two patents from Hebrew
University and has separately filed ten patent applications that are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by the Company and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SME technology date from 1986 and the most recent from 1996. These patents cover a broad range of improved formulations for increased bioavailability of hydrophobic drugs, to treat various diseases and disorders.

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

The results of product development, preclinical studies and clinical studies and other information are submitted to the FDA in an NDA to seek approval for the marketing and interstate commercial shipment of the drug. With the NDA, a company must pay the FDA a user fee of $301,000 (for Fiscal Year 2001). Companies with less than 500 employees and no revenues from products may be eligible for an exception. This exception was granted to the Company in connection with the NDA for Lotemax and Alrex and reduced the fee by 50%, which is payable 12 months after the NDA is filed by the FDA. The FDA may refuse to file or deny an NDA if applicable regulatory requirements, such as compliance with Current Good Clinical Practice ("cGCP") requirements, are not satisfied or may require additional clinical testing. Even if such data are submitted, the

FDA may ultimately decide that the NDA does not satisfy the requirements for approval. If the FDA does ultimately approve the product, it may require, among other things, post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer, and almost always seeks to require prior approval of promotional materials. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. After a product is filed for a given indication in an NDA, subsequent new indications or dosages for the same product are reviewed by the FDA via the filing and upon receipt of a Supplemental NDA ("sNDA") submission as well as payment of a separate user fee. The sNDA is more focused than the NDA and deals primarily with safety and effectiveness data related to the new indication or dosage, and labeling information for the sNDA indication or dosage. Finally, the FDA requires reporting of certain information, e.g., adverse experience reports, that becomes known to a manufacturer of an approved drug.

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

Corporate History

Pharmos Corporation (the "Company"), a Nevada corporation, formerly known as Pharmatec, Inc., was incorporated under the laws of the State of Nevada on December 20, 1982. On October 29, 1992, the Company completed a merger (the "Merger") with Pharmos Corporation, a privately held New York corporation ("Old Pharmos"), and in 1992 acquired all of the outstanding shares of Xenon Vision, Inc., a privately held Delaware corporation. Prior to the Merger, Old Pharmos was a biopharmaceutical company with proprietary drug delivery and formulation technologies, one of which involved an initial application of ophthalmic drugs, and another of which involved research pharmaceuticals with neuroprotective properties being developed for applications such as stroke and head trauma. Prior to the Merger, the Company was a publicly-held company primarily engaged in the development and testing of a chemical delivery system that has been shown in animal studies to permit the passage of drugs across the blood-brain barrier. Prior to its acquisition, Xenon was a research-based pharmaceutical company developing several patented products for the ophthalmic field. In 1995, the Company acquired Oculon Corporation, a privately-held development stage company with anti-cataract technologies.

Human Resources

As of March 1, 2001, the Company had 66 employees, 11 in the U.S. and 55 in Israel, of whom approximately 14 hold doctorate or medical degrees. The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

The Company's subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the "Chief Scientist") for research and development of dexanabinol, SME technology for injection and nutrition as well as for research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes. The Company has received $2,452,059 under such agreements through December 31, 2000. The Company will be required to pay royalties to the Chief Scientist from ranging 2% to 5% of product sales, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to the amount of funding received. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See "Conditions in Israel."

The Company has received certain funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD-F") to develop Lotemax and LE-T. The Company was required to pay royalties to BIRD-F on product sales, if any, of 2.5%, through September 1999, then 5% thereafter, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to 150% of the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel.

In April 1997, the Company signed an agreement with the Magnet consortium, operated by the Office of the Chief Scientist, for developing generic technologies and for the design and development of drug and diagnostic kits. Under such agreement, the Company is entitled to a non-refundable grant amounting to approximately 60% of the actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. To date, the Company has received grants totaling $1,505,468 pursuant to this agreement.

Conditions in Israel

The Company conducts significant operations in Israel through its subsidiary, Pharmos Ltd., and therefore is affected by the political, economic and military conditions to which that country is subject.

Pharmos Ltd. has received certain funding from the Chief Scientist with respect to dexanabinol and with respect to its SME Technology. The proclaimed purpose of the legislation under which such funding was provided is to develop local industry, improve the state balance of trade and to create new jobs in Israel. Such funding prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel without the permission of the Chief Scientist. Although it is the Company's belief that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, there can be no assurance that such consent, if requested, would be granted upon terms satisfactory to the Company or granted at all.

Item 2.  Properties

The Company is headquartered in Iselin, New Jersey where it leases its executive offices and maintains clinical, regulatory and business development staff. The Company also leases facilities used in the operation of its research, development, pilot manufacturing and administrative activities in Rehovot, Israel. These facilities have been improved to meet the special requirements necessary for the operation of the Company's research and development activities. In the opinion of the management these facilities are sufficient to meet the current and anticipated future requirements of the Company. In addition, management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities.

Item 3.  Legal Proceedings

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on July 20, 2000, the stockholders of the Company elected the following persons as directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified: Haim Aviv, Elkan R. Gamzu, E. Andrews Grinstead III (deceased in February 2001), Samuel D. Waksal, David Schlachet, Mony Ben Dor and Georges Anthony Marcel. The results of the voting were as follows:

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

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Market(t)m. The following table sets forth the range of high and low bid prices for the Common Stock as reported on the NASDAQ National Market System and the Nasdaq SmallCap Market during the periods indicated.


Year ended December 31, 2000              HIGH                     LOW
----------------------------             ------                   ------
1st Quarter.........................     $15.38                   $1.75
2nd Quarter.........................       6.75                    2.38
3rd Quarter.........................       4.56                    2.94
4th Quarter.........................       3.59                    1.47


Year ended December 31, 1999               HIGH                    LOW
----------------------------             ------                   ------

1st Quarter.........................      $1.78                   $1.13
2nd Quarter.........................       2.13                    1.19
3rd Quarter.........................       2.00                    1.22
4th Quarter.........................       2.44                    1.06

The high and low bid prices for the Common Stock during the first quarter of 2001 (through March 15, 2001) were $3.00 and $1.50, respectively. The closing price on March 15, 2001 was $1.75.

The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On March 15, 2001, there were approximately 499 record holders of the Common Stock of the Company and approximately 20,416 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in "street name".

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

Item 6.  Selected Financial Data

                                                            Year Ended December 31,
                                                            -----------------------
                                       2000           1999          1998           1997           1996
                                       ----           ----          ----           ----           ----

Revenues                         $  5,098,504    $ 3,279,397    $ 1,539,941              --             --

Gross Margin                        3,222,549      2,284,780      1,102,228              --             --

Operating expenses                 (9,969,879)    (6,999,136)    (6,109,809)    $(8,563.091)    (8,354,991)

Loss Before Extraordinary Item     (7,984,202)    (4,618,190)    (4,663,347)     (8,233,547)    (8,077,210)

Extraordinary gain from
 forgiveness of debt                       --             --             --         416,248             --

Dividend embedded in
convertible preferred stock                --             --       (642,648)     (1,952,767)            --
Preferred Stock dividends                  --        (22,253)      (242,295)       (240,375)            --
                                  -----------    ------------    -----------    ------------   ------------

Net loss applicable to
common shareholders              ($ 7,984,202)   ($4,640,443)   ($5,548,290)   ($10,010,441)   ($8,077,210)
                                 =============   ============   ============    ============   ============
Loss per share applicable
to common shareholders before
extraordinary gain - basic        ($     0.15)   ($     0.11)   ($     0.15)    ($     0.32)    ($    0.28)

Extraordinary gain per share               --             --             --            0.01             --
                                  -----------    ------------    -----------    ------------    -----------
Net loss per share applicable
to common shareholders - basic    ($     0.15)   ($     0.11)   ($     0.15)    ($     0.31)   ($     0.28)
                                 =============   ============   ============    ============   ============


Total assets                     $ 30,783,109    $ 7,791,294    $ 8,066,670    $  8,421,841    $ 7,468,293
                                 ============    ===========    ===========    ============    ===========


Long term obligations            $  7,680,872    $ 1,277,565    $ 2,691,023    $  4,100,000    $ 4,161,767
                                 ============    ===========    ===========    ============    ===========

Cash dividends declared                    --             --             --              --             --


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During 2000 and 1999, the Company generated revenues from product sales, but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since inception and has incurred a cumulative net loss of $90,494,309 through December 31, 2000. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, merger and acquisition costs, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional operating expenses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability is dependent on the level of revenues from the sale of drug substance to support Lotemax and Alrex, coupled with its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Results of Operations

Years Ended December 31, 2000 and 1999

Revenues from sales increased $1,819,107 or 55%, from $3,279,397 in 1999 to $5,098,504 in 2000. The increase primarily resulted from increased market shares for the Company's products. Additionally, License Fee revenues were $225,000 compared to zero in 1999. The license income was primarily generated from the licensing of a technology of the Company for use in Japan.

Cost of goods sold increased $881,338 or 89%, from $994,617 in 1999 to $1,875,955 in 2000. The increase reflects the high product revenue for 2000 compared to 1999. Cost of goods sold includes the cost of the active drug substance and royalty payments to the licensor. Cost of goods in 2000 grew faster than product revenues as a result of higher expenses for product samples, higher LE product license expenses and higher royalties.

Total operating expenses increased $2,970,743 or 42%, from $6,999,136 in 1999 to $9,969,879 in 2000. The increase in operating expenses is primarily due to increases in selling, general & administrative expenses, research and development expenses and depreciation.

Net research and development expenses increased by $1,456,396 or 38%, from $3,827,001 in 1999 to $5,283,397 in 2000. The increase in R&D expense is primarily due to increased to expenditures, including increased employee headcounts, related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

Selling, general and administrative expenses increased by $1,432,697 or 55%, from $2,612,170 in 1999 to $4,044,867 in 2000. The increase is primarily due to higher staffing levels and increased investor relations activities.

Depreciation and amortization expenses increased by $135,680, or 39%, from $346,044 in 1999 to $481,724 in 2000, reflecting increased depreciation expense related to laboratory equipment purchases.

Other income (expense), net of interest and other expenses, decreased by $1,333,038 from income of $96,166 in 1999 to expense of $1,236,872 in 2000. A higher level of interest expense was primarily due to non-cash charges related to the Company's convertible debt financing, completed in the third quarter of 2000, of approximately $2.4 million. The increased expense was partially offset by increased interest income of approximately $1.1 million a result of higher average cash balances in 2000.

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

Liquidity and Capital Resources

While the Company has received revenues since 1998 through the sale of its approved products, it has incurred operating losses since its inception. At December 31, 2000, the Company had an accumulated deficit of $90,494,309. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $21.7 million, including cash and cash equivalents of $22.5 million, as of December 31, 2000.

During 2000, the Company received additional equity of $4.8 million and issued 2,615,003 shares of its common stock from the exercise of warrants to purchase the Company's common stock. During the first quarter of 2000, the Company sold 4,500,000 registered shares of common stock to several investors pursuant to a shelf registration that generated $12.7 million in gross proceeds.

During 2000, under terms of the Equity Line of Credit Agreement, obtained in 1998, the Company issued 518,424 shares of its Common Stock and 51,162 warrants to purchase shares of its Common Stock to such investor for consideration of $2.1million, net of fees.

In September 2000, the Company completed a private placement of Convertible Debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million.

The Convertible Debentures, which generated gross proceeds of $8 million, are due in February 2002 and carry a 6% interest payable semiannually in cash or common stock. The Convertible Debentures are convertible into common shares of the Company at the conversion price of $3.83 per share (or 2,088,775 common shares) and are convertible beginning October 31, 2000. Under certain conditions giving rise to anti-dilution adjustments, the conversion price may change. Until converted into common stock, the terms of the Convertible Debentures require the Company to deposit $4 million in an escrow account. The escrowed capital is shown as Restricted Cash on the Company's balance sheet and will be released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt.

Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, require the Company to compute the Beneficial Conversion Feature ("BCF") of the convertible debt. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF was computed at approximately $1.8 million, all of which has been amortized and included as interest expense in the year ending December 31, 2000. Additionally, the discount on the Convertible Debenture of approximately $ 800,000 will be amortized to interest expense over the life of the debt. For the year ending December 31, 2000, $177,976 has been amortized.

The Company issued 1,024,425 common shares in the private placement that generated gross proceeds of $3 million. Under the terms of the transaction, 821,515 shares were issued at closing and 202,910 shares were issued in the fourth quarter of 2000 as a one-time adjustment that did not result in additional proceeds to the Company. One investor has an option, in the form of a warrant, to purchase an additional $2 million of common shares for a period of one year provided that the future purchase price is greater than the initial closing price of $3.65 per share. The maximum number of shares that can be issued from this warrant is 547,945 and is part of the maximum number of warrants issued for the total private placement of 1,115,730, including placement agent warrants.

During January 2001, the Company paid $572,539 and issued 182,964 shares of the common stock of the Company to the investors in the convertible debenture. The payment of cash and stock were the option chosen by the Company and represent adjustments to the pricing based upon the Company's stock price during the adjustment period. Under the terms of the agreements, no further adjustments are due.

The issuance costs related to the Private Placement of approximately $1.4 million, including the value of 187,929 warrants to purchase common shares at prices ranging from $4.34 to $4.56, have been capitalized. The issuance costs related to the Convertible Debenture will be amortized over the life of the debt. For the year ending December 31, 2000, $224,691 has been amortized and included as interest expense. The issuance costs relating to the common shares have been netted against the proceeds.

Cumulative advances from Bausch & Lomb as of December 31, 2000 totaled $5 million. BLP is entitled to recoup the advances by withholding certain amounts from the proceeds payable to the Company for purchases of the active drug substance used in the production of Lotemax, Alrex and line extension products. As of December 31, 2000, the outstanding advances from BLP amounted to $1.6 million. The Company may be obligated to repay such advances if it is unable to supply BLP with certain specified quantities of the active drug substance.

Management believes that existing cash and cash equivalents, combined with anticipated cash inflows from investment income, the equity line of credit, R&D grants and proceeds from sales of the drug substance for Lotemax and Alrex to BLP will be sufficient to support the Company's operations. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that would be required to continue the development of its products and bring them to commercial markets.

Item 8. Financial Statements and Supplementary Data

The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The directors, officers and key employees of the Company are as follows:

Name                                 Age     Position
-----                                ----    -------
Haim Aviv, Ph.D.                      61     Chairman, Chief Executive Officer,
                                                   Chief Scientist and Director
Gad Riesenfeld, Ph.D.                 57     President, Chief Operating Officer
Robert W. Cook                        45     Executive Vice President and
                                                   Chief Financial Officer
David Schlachet                       55     Director
Mony Ben Dor                          55     Director
Georges Anthony Marcel, M.D., Ph.D.   59     Director
Elkan R. Gamzu, Ph.D.                 58     Director
Samuel D. Waksal, Ph.D.               52     Director

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

Gad Riesenfeld, Ph.D., was named President and Secretary in February 1997, and has served as Chief Operating Officer since March 1995. He served as Executive Vice President from December 1994 to February 1997, Vice President of Corporate Development and General Manager of Florida Operations from October 1992 to December 1994, and was employed by Pharmos from March 1992 until the Merger. Prior thereto, he was engaged in a variety of Pharmaceutical and Biotechnology business activities relating to the commercialization of intellectual property, primarily in the pharmaceutical and medical fields. From March 1990 through May 1991 Dr. Riesenfeld was a Managing Director of Kamapharm Ltd., a private company specializing in human blood products. Prior thereto, from May 1986, he was Managing Director of Galisar Ltd., a pharmaceutical company involved in extracorporeal blood therapy. Dr. Riesenfeld holds a Ph.D. degree from the Hebrew University of Jerusalem and held a scientist position, as a post doctorate, at the Cedars Sinai Medical Center in Los Angeles, California.

Robert W. Cook was elected Vice President Finance and Chief Financial Officer of Pharmos in January 1998 and became Executive Vice President in February 2001.

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

David Schlachet, a Director of the Company from December 1994, served as the Chairman of Elite Industries Ltd. from July 1997 until June 30th 2000. From January 1996 to June 1997, Mr. Schlachet served as the Vice President of the Strauss Group and Chief Executive Officer of Strauss Holdings Ltd, one of Israel's largest privately owned food manufacturers. He was Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel from 1990 to December 1995, and was responsible for the Institute's administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. Today Mr. Schlachet serves as Chairman of Harel Capital Markets (Israeli broker, underwriter and asset management firm) and as a Director of Israel Discount Bank Ltd., Hapoalim Capital Markets Ltd, Teldor Ltd. (software and computer company), Proseed Ltd., a Venture Capital investment company, and Taya Investment Company Ltd., an Israeli publicly-held investment company, and also serves as Managing Partner in Biocom, a V.C. Fund in the field of Life Science.

Mony Ben Dor, a director of the Company since September 1997, has been managing partner of Biocom, a V.C Fund in the field of Life Science since April, 2000. Prior to that he was Vice President of the Israel Corporation Ltd. from May 1997, and Chairman of two publicly traded subsidiaries: H.L. Finance and Leasing and Albany Bonded International Trade. He was also a Director of a number of subsidiary companies such as Israel Chemicals Ltd., Zim Shipping Lines, and Tower Semi Conductors. From 1992-1997 Mr. Ben Dor was Vice President of Business Development for Clal Industries Limited, which is one of the leading investment groups in Israel. He was actively involved in the acquisition of companies including a portfolio of pharmaceutical companies Pharmaceutical Resources Inc., Finetech Ltd., BioDar Ltd., to name a few. He served as a director representing Clal Industries in all of the acquired companies as well as other companies of Clal Industries. Prior to his position at Clal Industries, Mr. Ben Dor served as Business Executive at the Eisenberg Group of companies.

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

Elkan R. Gamzu, Ph.D., a Director of the Company since February 2000, is a consultant to the biotechnology and pharmaceutical industries. Prior to becoming a consultant, Dr. Gamzu held a number of senior executive positions in the biotechnology and pharmaceutical industries, including President and Chief Executive Officer of Cambridge Neuroscience, Inc. from 1994 until 1998. Dr. Gamzu also served as President and Chief Operating Officer and Vice President of Development for Cambridge Neuroscience, Inc. from 1989 to 1994. Previously, Dr. Gamzu held a variety of senior positions with Warner-Lambert and Hoffmann-La Roche, Inc. Dr. Gamzu is a member of the Board of Directors of three other biotechnology companies: the publicly traded XTL Biopharmaceuticals Ltd. and the privately held biotechnology companies Neurotech S.A. of Evry, France and Hypnion, Inc. of Worcester, MA. He is also on the Board of Directors of Rho-ADDS, sas, a Paris-based provider of biostatistics and data management for the biopharmaceutical industry.

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


Section 16 Filings

No person who, during the fiscal year ended December 31, 2000, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of securities of the Company registered under
Section 12 of the Securities Exchange Act of 1934 (the "Act"), a "Reporting Person" failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.


Item 11.  Executive Compensation

The following table summarizes the total compensation of the Chief Executive Officer of the Company for 2000 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2000.

Summary Compensation Table

                               Annual Compensation                          Long Term Compensation
                               -------------------                          ----------------------
                                                                                           Stock
Name/                                                                       Restricted   Underlying
Principal Position             Year    Salary       Bonus         Other       Stock       Options
-----------------              ----    ------       -----        -------     --------    ----------

Haim Aviv, Ph.D
Chairman, Chief                 2000  $244,662     $74,044     $  2,925(1)                100,000
Executive Officer, and          1999  $236,418     $29,906     $  2,829(1)                 65,000
Chief Scientist                 1998  $236,347                 $  4,197(1)                100,000

Gad Riesenfeld, Ph.D
President and                   2000  $194,250     $20,000     $ 71,125(2)                 60,000
Chief Operating Officer         1999  $185,000     $20,000     $ 53,860(2)                 50,000
                                1998  $175,000     $25,000     $ 50,728(2)                 80,000

Robert W. Cook
Vice President Finance          2000  $183,750     $40,000     $  4,800(1)                 45,000
and Chief Financial Officer     1999  $175,000     $20,000     $  4,800(1)                 40,000
                                1998  $165,000     $20,000     $  4,800(1)                150,000


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

Option Grants for the Year Ended December 31, 2000

                         Common Stock
                          Underlying      % of Total Options
                            options           Granted to        Exercise Price
                            Granted            Employees          per Share          Expiration Date
                         ------------     ------------------    ---------------      ---------------
Haim Aviv, Ph.D             100,000             15.6 %              $ 4.03               6/6/10

Gad Riesenfeld, Ph.D.       60,000               9.4 %              $ 4.03               6/6/10

Robert W. Cook              45,000               7.0 %              $ 4.03               6/6/10

Aggregated Option Exercises
for the Year Ended December 31, 2000
and Option Values as of December 31, 2000:


                                                                             Value of Unexercised
                       Number of                Number of Unexercised       In-the-Money Options at
                        Shares                Options at December 31, 2000    December 31, 2000
                      Acquired on  Value       --------------------------    ----------------------
Name                   Exercise   Realized    Exercisable  Unexercisable   Exercisable  Unexercisable
----                   --------   --------    -----------  -------------   -----------  -------------
Haim Aviv, Ph.D        125,000    $781,250      265,626        198,750       $ 5,590     $16,770
Gad Riesenfeld, Ph.D    87,250    $480,864      131,833        137,500       $ 4,300     $12,900
Robert W. Cook          50,000    $214,536       60,000        125,000       $ 3,440     $10,320



Stock Option Plans

It is currently the Company's policy that all full time key employees are considered annually for the possible grant of stock options, depending upon employee performance. The criteria for the awards are experience, uniqueness of contribution to the Company and level of performance shown during the year. Stock options are intended to generate greater loyalty to the Company and help make each employee aware of the importance of the business success of the Company.

As of December 31, 2000, there were options to purchase 1,344,002 shares of the Company's Common Stock outstanding under the 1997 Plan, expiring on dates from January 1, 2008 through June 6, 2010. As of December 31, 2000, there were options to purchase 92,000 shares of the Company's Common Stock outstanding under the 2000 Plan, expiring in June and July 2010.

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

1992 Plan. The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate will again be available for options to be issued under the 1992 Plan. As of December 31, 2000, there were options to purchase 427,542 shares of the Company's Common Stock outstanding under this plan. Each option granted outstanding under the 1992 plan as of December 31, 2000 expires on October 31, 2005.

1997 Plan and 2000 Plan. The 1997 Plan and the 2000 Plan are each administered by a committee appointed by the Board of Directors (the "Compensation Committee"). The Compensation Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations.

The maximum number of shares of Common Stock available for issuance under the 1997 Plan, as amended, and under the 2000 Plan is 1,500,000 shares each, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan and the 2000 Plan that expire or terminate will again be available for options to be issued under each Plan.

The price at which shares of Common Stock may be purchased upon exercise of an incentive stock option must be at least 100% of the fair market value of Common Stock on the date the option is granted (or at least 110% of fair market value in the case of a person holding more than 10% of the outstanding shares of Common Stock (a "10% Stockholder")).

The aggregate fair market value (determined at the time the option is granted) of Common Stock with respect to which incentive stock options are exercisable for the first time in any calendar year by an optionee under the 1997 Plan, the 2000 Plan or any other plan of the Company or a subsidiary, shall not exceed $100,000. The Compensation Committee will fix the time or times when, and the extent to which, an option is exercisable, provided that no option will be exercisable earlier than one year or later than ten years after the date of grant (or five years in the case of a 10% Stockholder). The option price is payable in cash or by check. However, the Board of Directors may grant a loan to an employee, pursuant to the loan provision of the 1997 Plan or the 2000 Plan, for the purpose of exercising an option or may permit the option price to be paid in shares of Common Stock at the then current fair market value, as defined in the 1997 Plan or the 2000 Plan.

Under the 1997 Plan, upon termination of an optionee's employment or consultancy, all options held by such optionee will terminate, except that any option that was exercisable on the date employment or consultancy terminated may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of permanent and total disability of the holder), and except such three month period may be extended by the Compensation Committee in its discretion. If an optionee dies while he is an employee or a consultant or during such three-month period, the option may be exercised within one year after death by the decedent's estate or his legatees or distributees, but only to the extent exercisable at the time of death. The 2000 Plan provides that the Compensation Committee may in its discretion determine when any particular stock option shall expire. A stock option agreement may provide for expiration prior to the end of its term in the event of the termination of the optionee's service to the Company or death or any other circumstances.

The 1997 Plan and the 2000 Plan each provides that outstanding options shall vest and become immediately exercisable in the event of a "sale" of the Company, including (i) the sale of more than 75% of the voting power of the Company in a single transaction or a series of transactions, (ii) the sale of substantially all assets of the Company, (iii) approval by the stockholders of a reorganization, merger or consolidation, as a result of which the stockholders of the Company will own less than 50% of the voting power of the reorganized, merged or consolidated company.

The Board of Directors may amend, suspend or discontinue the 1997 Plan, but it must obtain stockholder approval to (i) increase the number of shares subject to the 1997 Plan, (ii) change the designation of the class of persons eligible to receive options, (iii) decrease the price at which options may be granted, except that the Board may, without stockholder approval accept the surrender of outstanding options and authorize the granting of new options in substitution therefore specifying a lower exercise price that is not less than the fair market value of Common Stock on the date the new option is granted, (iv) remove the administration of the 1997 Plan from the Compensation Committee, (v) render any member of the Compensation Committee eligible to receive an option under the 1997 Plan while serving thereon, or (vi) amend the 1997 Plan in such a manner that options issued under it intend to be incentive stock options, fail to meet the requirements of Incentive Stock Options as defined in Section 422 of the Code.

The Board of Directors may amend, suspend or discontinue the 2000 Plan, but it must obtain stockholder approval to (i) increase the number of shares subject to the 2000 Plan or (ii) change the designation of the class of persons eligible to receive options.

Under current federal income tax law, the grant of incentive stock options under the 1997 Plan or the 2000 Plan will not result in any taxable income to the optionee or any deduction for the Company at the time the options are granted. The optionee recognizes no gain upon the exercise of an option. However the amount by which the fair market value of Common Stock at the time the option is exercised exceeds the option price is an "item of tax preference" of the optionee, which may cause the optionee to be subject to the alternative minimum tax. If the optionee holds the shares of Common Stock received on exercise of the option at least one year from the date of exercise and two years from the date of grant, he will be taxed at the time of sale at long-term capital gains rates, if any, on the amount by which the proceeds of the sale exceed the option price. If the optionee disposes of the Common Stock before the required holding period is satisfied, ordinary income will generally be recognized in an amount equal to the excess of the fair market value of the shares of Common Stock at the date of exercise over the option price, or, if the disposition is a taxable sale or exchange, the amount of gain realized on such sale or exchange if that is less. If, as permitted by the 1997 Plan or the 2000 Plan, the Board of Directors permits an optionee to exercise an option by delivering already owned shares of Common Stock valued at fair market value) the optionee will not recognize gain as a result of the payment of the option price with such already owned shares. However, if such shares were acquired pursuant to the previous exercise of an option, and were held less than one year after acquisition or less than two years from the date of grant, the exchange will constitute a disqualifying disposition resulting in immediate taxation of the gain on the already owned shares as ordinary income. It is not clear how the gain will be computed on the disposition of shares acquired by payment with already owned shares.

1997 Employees and Directors Warrants Plan

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 1,030,000 Warrants to purchase 1,030,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 955,000 were granted at an exercise price of $1.59 per share and 75,000 were granted and an exercise price of $1.66 per share (together, the "1997 Employees Warrants"). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 100,000 Warrants to purchase 100,000 shares of Common Stock were granted to directors of the Company at an exercise price of $1.59 per share (the "1997 Directors Warrants") on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2003. At December 31, 2000, there were 496,500 1997 Employees Warrants at $1.59, no 1997 Employees Warrants at $1.66 and 30,000 1997 Directors Warrants at $1.59 outstanding.

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

Employment/Consulting Contracts/Directors' Compensation

Haim Aviv, Ph.D. In addition to serving as Chairman of the Board and Chief Executive Officer of the Company, Dr. Aviv has provided consulting services under a consulting agreement with an initial three-year term ended May 3, 1993. The term automatically renews for additional one-year periods unless either the Company or Dr. Aviv terminates the agreement at least 90 days prior to a scheduled expiration date. The agreement has been renewed on an annual basis and presently expires on May 3, 2001. Dr. Aviv is entitled to severance pay equal to 25% of his salary in the event of termination or non-renewal without cause. Under the agreement, Dr. Aviv is required to render certain consulting services to the Company and in consideration therefore, Dr. Aviv is entitled to receive $170,000 per year, subject to yearly increases and review.

The Company's subsidiary, Pharmos Ltd., employs Dr. Aviv as its Chief Executive Officer under an employment agreement with Dr. Aviv pursuant to which Dr. Aviv receives a salary, subject to yearly increases and review. Dr. Aviv's annual gross salary is $248,000 Dr. Aviv is required to devote at least 50% of his business time and attention to the business of Pharmos, Ltd. and to serve on its Board of Directors.

Gad Riesenfeld, Ph.D. In October 1992, Old Pharmos entered into a one-year employment agreement with Dr. Riesenfeld, which is automatically renewable for successive one-year terms unless either party gives three months prior notice of non-renewal. Under the Agreement, Dr. Riesenfeld devotes his full time to serving as President and Chief Operating Officer of the Company. Dr. Riesenfeld's annual gross salary is $194,250.

Robert W. Cook. In January 1998, the Company entered into a one-year employment agreement with Mr. Cook, which is automatically renewable for successive one-year terms unless either party gives three months prior notice of non-renewal. Under the Agreement, Mr. Cook devotes his full time to serving as Vice President Finance and Chief Financial Officer of the Company. Mr. Cook's annual gross salary is $183,750.

Directors' Compensation. In 2000, Directors did not receive any compensation for service on the Board or for attending Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 15, 2001, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company's Common Stock, (ii) each of the Company's Directors, and
(iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.

                                           Amount of
Name and Address of                        Beneficial           Percentage of
Beneficial Ownership                       Ownership              Total (1)
---------------                            ---------            -------------

Haim Aviv, Ph.D. (2)                       1,227,560                 2.2%
c/o Pharmos Ltd.
Kiryat Weitzman
Rehovot, Israel

David Schlachet (3)                           15,000                  *
BioCom (Management) Limited
40 Einstein St., Ramat Aviv Tower
Tel-Aviv 69102, Israel

Mony Ben Dor (3)                              10,000                  *
BioCom (Management) Limited
40 Einstein St., Ramat Aviv Tower
Tel-Aviv 69102, Israel

Georges Anthony Marcel M.D., Ph.D.(3)          9,375                  *
TMC Development
9, rue de Magdebourg
77116 Paris France

Elkan R. Gamzu, Ph.D. (3)                      7,500                  *
enERGetics
199 Wells Avenue, Suite 302
Newton, MA 02459

Samuel D. Waksal, Ph.D.                        2,000                  *
ImClone Systems Incorporated
180 Varick Street
New York, NY  10014

All Directors and                          1,523,628               2.8%
Executive Officers as a group
(8 persons)(4)
----------

* Indicates ownership of less than 1%.

(1)  Based  on  54,246,861  shares  of  Common  Stock  outstanding,   plus  each
     individual's currently exercisable warrants or options. Assumes that no other individual will exercise any warrants and/or options.

(2) Includes 276,153 shares of Common Stock held in the name of Avitek Ltd., of which Dr. Aviv is the Chairman of the Board of Directors and the principal stockholder, and, as such, shares the right to vote and dispose of such shares. Also includes currently exercisable options and warrants to purchase 515,628 shares of Common Stock.

(3) Consists of currently exercisable options and warrants to purchase Common Stock.

(4) Based on the number of shares of Common Stock outstanding, plus 793,336 currently exercisable warrants and options held by the Directors and executive officers.

Item 13.  Certain Relationships and Related Transactions

In April 2000, the Company entered into agreements with each of Dr. Stephen Knight and Mr. Marvin Loeb, former directors of the Company, providing for the immediate vesting of their outstanding non-qualified stock options in consideration for their agreement to consult on strategic and financial matters with the Company on an unpaid basis following their termination of service as directors of the Company through the periods ending December 31, 2000 and March 31, 2001, respectively.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements and Exhibits

        (1) FINANCIAL STATEMENTS

            Report of Independent Accountants

            Consolidated Balance Sheets at December 31, 2000 and 1999

            Consolidated  Statements of Operations  for the years ended December
                31, 2000, 1999 and 1998

            Consolidated  Statements of Changes in Shareholders'  Equity for the
                years ended December 31, 2000, 1999 and 1998

            Consolidated  Statements of Cash Flows for the years ended  December
                31, 2000, 1999 and 1998

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

3(b) Certificate of Amendment of Restated Articles of Incorporation dated January 30, 1995 (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

3(c) Certificate of Amendment of Restated Articles of Incorporation dated January 16, 1998 (Incorporated by reference to the Company's Current Report on Form 8-K, dated February 6, 1998).

3(d) Certificate of Amendment of Restated Articles of Incorporation dated October 21, 1999 (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

3(e) Amended and Restated By-Laws (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

4         Instruments  defining  the  rights  of  security  holders,   including
          indentures

4(a) Form of Warrant to purchase Common Stock at an exercise price of $1.31 per share (pre-reverse split) (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 14, 1993 (33-68762)).

4(b) Form of Placement Agent's Warrant Agreement, dated August 13, 1993, to purchase shares of Common Stock (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 14, 1993 (33-68762)).

4(c) Registration Agreement dated as of January 18, 1994 by and among the Company, David Blech and Lake Charitable Remainder Trust (Incorporated by reference to Form S-3 Registration Statement of the Company dated January 28, 1993 (33-74638)).

4(d) Form of Warrant Agreement dated September 2, 1994 to purchase 42,000 shares of Common Stock (Incorporated by reference to Form S-1 Registration Statement of the Company dated June 30, 1994 [No. 33-80916], Amendment No. 2).

4(e) Warrant Agreement dated October 4, 1994 between the Company and Judson Cooper (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 25, 1994 [No. 33-86720]).

4(f) Warrant Agreement dated February 7, 1995 between the Company and Judson Cooper (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

4(g) Form of Employee Warrant Agreement, dated April 11, 1995, between the Company and Oculon Corporation (Incorporated by reference to the Company's Current Report on Form 8-K, dated April 11, 1995, as amended).

4(h) Form of Warrant Agreement dated as of September 14, 1995 between the Company and the Investors (Incorporated by reference to the Company's Current Report on Form 8-K, dated September 14, 1995).

4(i) Form of Warrant Agreement dated as of April 30, 1995 between the Company and Charles Stolper (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 14, 1995, as amended [No. 33-64289]).

4(j) Form of Warrant Agreement dated as of April 30, 1995 between the Company and Janssen/Meyers Associates, L.P. (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 14, 1995, as amended [No. 33-64289]).

4(k) Form of Warrant Agreement dated as of October 31, 1995 between the Company and S. Colin Neill (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 14, 1995, as amended [No. 33-64289]).

4(l) Certificate of Designation, Rights, Preferences and Privileges of Series A Preferred Stock of the Company (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

4(m) Form of Stock Purchase Warrant dated as of September 30, 1996 between the Company and the Investors (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

4(n) Form of Stock Purchase Warrant dated as of September 30, 1996 between the Company and Alan M. Mark (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

4(o) Form of Warrant Agreement dated as of March 15, 1996 between the Company and Michael E. Lewis, Ph.D. (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

4(p) Stock Purchase Agreement, dated December 12, 1996, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to Annual Report on Form 10-K dated March 29, 1997).

4(q) Certificate of Designation, Rights Preferences and Privileges of Series B Preferred Stock of the Company (Incorporated by reference to Form S-3 Registration of the Company dated April 30, 1997 [No. 333-26155]).

4(r) Form of Stock Purchase Warrant dated as of March 31, 1997 between the Company and the Investors (Incorporated by reference to Form S-3 Registration Statement of the Company dated April 30, 1997 [No. 333-26155]).

4(s) Certificate of Designation, Rights Preferences and Privileges of Series C Preferred Stock of the Company (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 4, 1998).

4(t) Form of Stock Purchase Warrant dated as of February 4, 1998 between the Company and the Investor and the Company and the Placement Agent (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 4, 1998).

4(u) Form of Stock Purchase Warrant dated as of March 31, 1997 between the Company and the Investor (Incorporated by reference to Form S-3 Registration Statement of the Company dated March 5, 1998 [No. 333-47359]).

4(v) Private Equity Line of Credit Agreement dated as of December 10, 1998 between the Company and the Investor (Incorporated by reference to the Company's Current Report 8-K filed on December 23, 1998).

4(w) Amendment Agreement dated as of December 18, 1998 between the Company and Dominion Capital Fund, Ltd. (Incorporated by reference to the Company's Current Report 8-K filed on December 23, 1998).

4(x) Purchase Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and St. Albans Partners Ltd., dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 11, 2000).

4(y) Form of 6% convertible debenture due February 28, 2002 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 11, 2000).

4(z) Registration Rights Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and St. Albans Partners Ltd., dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 11, 2000).

4(a)(a) Form of Common Stock Purchase Warrant exercisable until September 1, 2005 (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 11, 2000).

4(a)(b) Escrow Agreement between the company, Millennium Partners LP, Strong River Investments Inc., St. Albans Partners Ltd. and Kleinberg Kaplan Wolff & Cohen PC, dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 11, 2000).

4(a)(c) Common Stock Investment Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and Laterman & Co. LP, dated as of September 1, 2000 (Incorporated by reference to Exhibit
          4.6 to the Company's Current Report on Form 8-K filed on September 11,
          2000).

4(a)(d) Registration Rights Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and Laterman & Co. LP, dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on September 11, 2000).

4(a)(e) Form of Common Stock Adjustment Warrant exercisable until November 1, 2001 (Incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on September 11, 2000).

4(a)(f) Form of Call Warrant exercisable until September 1, 2001 (Incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed on September 11, 2000).

4(a)(g) Form of Optional Adjustment Warrant exercisable until February 28, 2002 (Incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K filed on September 11, 2000).

4(a)(h) Form of placement agent warrant with Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

4(a)(i)   Form  of   placement   agent   warrant  with   SmallCaps   OnLine  LLC
          (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

4(a)(j) Form of consulting warrant with SmallCaps OnLine LLC (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

10        Material Contracts


10(a) Agreement between Avitek Ltd. ("Avitek") and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum") dated November 20, 1986 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form10-K/A, for year ended December 31,
          1992). (1)

10(a)(1) Supplement to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31,
          1992). (1)

10(a)(2) Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(b)     Agreement   between   Avitek  and  Yissum   dated   January  25,  1987
          (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(b)(1) Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(b)(2) Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(c) Research, Development and License Agreement between Pharmos Ltd., Pharmos Corporation ("Old Pharmos") and Yissum dated February 5, 1991 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(c)(1) Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(d) Pharmos Ltd. Employment Agreement with Haim Aviv ("Aviv") dated as of May 2, 1990 and Old Pharmos Consulting Agreement with Aviv dated as of May 2, 1990, as amended by letter from Old Pharmos to Aviv dated June 27, 1990 and Unanimous Written Consent of the Board of Directors of Old Pharmos dated March 17, 1992 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). **

10(e) Personal Employment Agreement dated October 1, 1992 between Old Pharmos and Gad Riesenfeld (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31,
          1992).**

10(f) License Agreement dated as of April 2, 1993 between the Company and Dr. Nicholas Bodor (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1993).
          (1)

10(g) Marketing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995). (1)

10(h) Processing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995). (1)

10(i) Marketing Agreement, dated as of December 12, 1996, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (1)

10(j) Employment Agreement, dated December 15, 1997, between the Company and Robert W. Cook (Incorporated by reference to Exhibit 10(a)(a) to Annual Report on Form 10-K for the year ended December 31, 1997).**

10(k) 1992 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix F to the Joint Proxy Statement/Prospectus). **

10(l) 1997 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix B to the Proxy Statement on Form 14A filed November 5, 1997).
          **

10(m) 2000 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix A to the Proxy Statement on Form 14A filed June 19, 2000).**

10(n) *** Agreement dated as of January 21, 2000 between the Company and Dr. Elkan R. Gamzu.**

10(o) *** Agreement dated as of April 7, 2000 between the Company and Dr. Stephen C. Knight.**

10(p) *** Agreement dated as of April 14, 2000 between the Company and Mr. Marvin P. Loeb.**


21        Subsidiaries of the Registrant

21(a) Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23(a)     *** Consent of PricewaterhouseCoopers, LLP

--------------------------

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

                  PHARMOS CORPORATION

                  By: /s/ Haim Aviv
                  -----------------------------------------------
                  Dr. Haim Aviv, Chairman of the Board and Chief
                  Executive Officer (Principal Executive Officer)

         Date: March 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                                      Date
--------                                    ----                                       ----
/s/ Robert W. Cook                          Chief Financial Officer (Principal      March 28, 2001
------------------------------------        Financial and Accounting Officer),
Robert W. Cook                              and Secretary

/s/ David Schlachet                         Director                                March 28, 2001
------------------------------------
David Schlachet

/s/ Mony Ben Dor                            Director                                March 28, 2001
------------------------------------
Mony Ben Dor

/s/ Georges Anthony Marcel                  Director                                March 28, 2001
------------------------------------
Georges Anthony Marcel, M.D.,Ph.D.

/s/ Elkan R. Gamzu            .             Director                                March 28, 2001
------------------------------------
Elkan R. Gamzu, Ph.D.

/s/ Samuel D. Waksal                        Director                                March 28, 2001
------------------------------------
Samuel D. Waksal, Ph.D.


                               Pharmos Corporation
                   Index to Consolidated Financial Statements


Report of Independent Accountants                                       F-2

Consolidated balance sheets as of December 31, 2000 and 1999            F-3

Consolidated statement of operations for the years ended
      December 31, 2000, 1999 and 1998                                  F-4

Consolidated statement of changes in shareholders' equity
        for the years ended December 31, 2000, 1999 and 1998            F-5

Consolidated statement of cash flows for the years ended
        December 31, 2000, 1999 and 1998                                F-6

Notes to consolidated financial statements                              F-7

                        Report of Independent Accountants



To the Board of Directors and
Shareholders of Pharmos Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers  LLP
  New York, New York
  February 12, 2001



Pharmos Corporation
Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------

                                                                            December 31,
                                                                   --------------------------------
                                                                        2000               1999
                                                                  ---------------      ------------
Assets
     Current assets
            Cash and cash equivalents                               $  22,480,777      $  2,918,554
            Inventories                                                   796,550         1,837,751
            Receivables                                                 1,188,502           961,769
            Prepaid royalties                                               6,591           284,193
            Prepaid expenses and other current assets                     281,109           222,391
                                                                    -------------      ------------
              Total current assets                                     24,753,529         6,224,658
          Fixed assets, net                                             1,681,390         1,183,859
          Prepaid royalties, net of current portion                       143,000           166,477
          Intangible assets, net                                          151,690           198,214
          Restricted cash                                               4,035,414                --
          Other assets                                                     18,086            18,086
                                                                    -------------      ------------
                Total assets                                        $  30,783,109      $  7,791,294
                                                                    =============      ============

          Liabilities and Shareholders' Equity
          Current liabilities
            Note payable                                            $          --      $    338,128
            Accounts payable                                              458,504           680,054
            Accrued expenses                                            1,162,098           711,189
            Accrued wages and other compensation                          768,975           549,542
            Advances against future sales                                 619,702         2,010,000
                                                                    -------------      ------------
                Total current liabilities                               3,009,279         4,288,913

          Advances against future sales, net of current portion         1,000,000         1,177,565
          Convertible debentures, net                                   6,580,872                --
          Other liabilities                                               100,000           100,000
                                                                    -------------      ------------
              Total liabilities                                        10,690,151         5,566,478
                                                                    -------------      ------------

     Commitments and Contingencies (Note 14)

     Shareholders' equity
       Preferred stock, $.03 par value, 1,250,000
            shares authorized, none issued and outstanding
       Common stock, $.03 par value; 80,000,000 shares
           authorized, 54,063,897 and 45,424,401 shares
           issued and outstanding (excluding $551 in 2000
           and 1999, held in Treasury) in 2000 and 1999,
           respectively                                                 1,621,916         1,362,181
         Paid in capital                                              108,965,351        83,372,742
         Accumulated deficit                                          (90,494,309)      (82,510,107)
                                                                    -------------      ------------

           Total shareholders' equity                                  20,092,958         2,224,816
                                                                    -------------      ------------
           Total liabilities and shareholders' equity               $  30,783,109      $  7,791,294
                                                                    =============      ============

The accompanying notes are an integral part of these financial statements.


Pharmos Corporation
Consolidated Statement of Operations
------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                              ----------------------------------------------
                                                                    2000            1999            1998
                                                                    ----            ----            ----
     Revenues
            Product sales                                      $  4,873,504    $  3,279,397    $  1,188,278
            License fee                                             225,000              --         351,663
                                                                ------------    ------------    ------------

     Total Revenues                                               5,098,504       3,279,397       1,539,941

     Cost of Goods Sold                                           1,875,955         994,617         437,713
                                                                ------------    ------------    ------------

     Gross Margin                                                 3,222,549       2,284,780       1,102,228
                                                                ------------    ------------    ------------

     Expenses
             Research and development, net                        5,283,397       3,827,001       3,491,383
             Selling, general and administrative                  4,044,867       2,612,170       2,136,640
             Patents                                                159,891         213,921         213,942
             Depreciation and amortization                          481,724         346,044         267,844
                                                                ------------    ------------    ------------

     Total operating expenses                                     9,969,879       6,999,136       6,109,809
                                                                ------------    ------------    ------------

     Loss from operations                                        (6,747,330)     (4,714,356)     (5,007,581)
                                                                ------------    ------------    ------------

     Other income (expense)
             Interest income                                      1,133,439         129,481         315,336
             Other income (expense), net                            (10,226)         (2,790)         38,844
             Interest expense                                    (2,360,085)        (30,525)         (9,946)
                                                                ------------    ------------    ------------

     Other income (expense), net                                 (1,236,872)         96,166         344,234
                                                                ------------    ------------    ------------

     Net loss                                                    (7,984,202)     (4,618,190)     (4,663,347)

     Less:  Dividend embedded in convertible preferred
              stock                                                      --              --        (642,648)
            Preferred stock dividends                                    --         (22,253)       (242,295)
                                                                ------------    ------------    ------------

     Net loss applicable to common shareholders                $ (7,984,202)   $ (4,640,443)   $ (5,548,290)
                                                                ============    ============    ============
     Net loss per share applicable to common
              shareholders - basic and diluted                 $       (.15)   $       (.11)   $       (.15)
                                                                ============    ============    ============
     Weighted average shares outstanding - basic and diluted     52,109,589      42,725,157      37,277,186
                                                                ============    ============    ============

The accompanying notes are an integral part of these financial statements.


Pharmos Corporation
Consolidated Statement of Changes in Shareholders' Equity (Note 9)
For the Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------------------------------
                                                                                  Series A & B         Series C
                                                                                  Convertible        Convertible       Paid-in
                                                             Common Stock        Preferred Stock    Preferred Stock    Capital in
                                                         Shares        Amount    Shares    Amount   Shares    Amount   Excess of
                                                         ------        ------    ------    ------   ------    ------   ----------
     December 31, 1997                               34,391,638     $1,031,748    2,755     $83                        $70,516,913


     Issuance of Series C preferred stock, net
       of offering costs of $411,135                                                                5,000     $ 150      4,588,715
     Warrant exercises                                  970,728         29,122                                           1,649,212
     Conversion of Series B preferred stock           1,704,978         51,150   (2,755)    (83)                           (51,067)
     Common Stock Dividend upon conversion
       of P/S, Series B                                  34,904          1,047                                              53,724
     Conversion of Series C preferred stock           2,230,010         66,900                     (3,500)     (105)       (66,795)
     Common Stock Dividend upon conversion
       of P/S, Series C                                  69,947          2,098                                             104,189
     Issuance of Common Stock - equity
       credit line, net of fees of $216,114             397,907         11,938                                             371,949
     Dividend embedded in convertible
       preferred stock                                                                                                     642,648
     Preferred Stock Dividends                                                                                             242,295
     Net loss
                                                     ----------     ----------  ------- ------- --------- --------- --------------
     December 31, 1998                               39,800,112      1,194,003        0       0     1,500        45     78,051,783

     Warrant and option exercises                       150,000          4,500                                             121,500
     Conversion of Series C preferred stock           1,270,058         38,102                     (1,500)      (45)       (38,057)
     Common Stock Dividend upon conversion
       of P/S, Series C                                  76,066          2,282                                              88,307
     Issuance of Common Stock - equity credit
       line, net of fees of $199,197                  4,128,165        123,845                                           5,126,956
     Preferred Stock Dividends                                                                                              22,253
     Net loss
                                                     ----------     ----------  ------- ------- --------- --------- --------------
     December 31, 1999                               45,424,401      1,362,732        0       0         0         0     83,372,742

     Warrant exercises                                2,615,003         78,450                                           4,754,443
     Warrant issuances - consultant compensation                                                                           243,449
     Issuance of Common Stock - equity credit
       line, net of $77,831                             518,424         15,552                                           2,130,352
     Issuance of Common Stock - private equity
       sales, net of fees of $382,000                 5,524,425        165,733                                          18,464,365
     Net loss
                                                     ----------     ----------  ------- ------- --------- --------- --------------
     December 31, 2000                               54,082,253     $1,622,467        0 $     0         0 $       0   $108,965,351
                                                     ==========     ==========  ======= ======= ========= =========   ============




                                                                                           Total
                                                     Accumulated   Treasury   Stock      Shareholders'
                                                      Deficit      Shares      Amount      Equity
                                                      -------      ------      ------      ------
     December 31, 1997                               ($72,069,727) 18,356     ($ 551)    ($521,534)


     Issuance of Series C preferred stock, net
       of offering costs of $411,135                                                     4,588,865
     Warrant exercises                                                                   1,678,334
     Conversion of Series B preferred stock                                                      0
     Common Stock Dividend upon conversion
       of P/S, Series B                                  (54,771)                                0
     Conversion of Series C preferred stock                                                      0
     Common Stock Dividend upon conversion
       of P/S, Series C                                 (106,287)                                0
     Issuance of Common Stock - equity
       credit line, net of fees of $216,114                                                383,887
     Dividend embedded in convertible
       preferred stock                                  (642,648)                                0
     Preferred Stock Dividends                          (242,295)                                0
     Net loss                                         (4,663,347)                       (4,663,347)
                                                     ----------- -------- ---------- -------------
     December 31, 1998                               (77,779,075)  18,356       (551)    1,466,205

     Warrant and option exercises                                                          126,000
     Conversion of Series C preferred stock                                                      0
     Common Stock Dividend upon conversion
       of P/S, Series C                                  (90,589)                                0
     Issuance of Common Stock - equity credit
       line, net of fees of $199,197                                                     5,250,801
     Preferred Stock Dividends                           (22,253)                                0
     Net loss                                         (4,618,190)                       (4,618,190)
                                                     ----------- -------- ---------- -------------
     December 31, 1999                               (82,510,107)  18,356       (551)    2,224,816

     Warrant exercises                                                                   4,832,893
     Warrant issuances - consultant compensation                                           243,449
     Issuance of Common Stock - equity credit
       line, net of $77,831                                                              2,145,904
     Issuance of Common Stock - private equity
       sales, net of fees of $382,000                                                   18,630,098
     Net loss                                         (7,984,202)                       (7,984,202)
                                                     ----------- -------- ---------- -------------
     December 31, 2000                               $90,494,309)  18,356     ($ 551)  $20,092,958
                                                     ============ =======   ========== ===========





   The accompanying notes are an integral part of these financial statements.


Pharmos Corporation
Consolidated Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------------------

                                                                            Year Ended December 31,
                                                                   2000            1999               1998
                                                                  -----            -----              -----

Cash flows from operating activities
 Net loss                                                      $ (7,984,202)     $(4,618,190)     $(4,663,347)
 Adjustments to reconcile net loss to net
   cash flow used in operating activities
     Depreciation and amortization                                  481,724          346,044          267,844
     Amortization of Beneficial Conversion Feature                1,796,344               --               --
     Amortization of Debt Discount and Issuance costs               449,053               --               --
     Warrant issuances - consultant compensation                    243,449               --               --

 Changes in operating assets and liabilities
     Inventories                                                  1,041,201         (110,655)          77,531
    Receivables                                                    (226,733)        (411,712)        (312,402)
    Prepaid expenses and other current assets                       (58,718)         (15,598)         (35,494)
    Advanced royalties                                              301,079          174,970           91,027
    Other assets                                                         --           60,314           (4,887)
    Accounts payable                                               (221,550)        (256,846)      (1,640,069)
    Accrued expenses                                                450,909           31,452         (130,132)
    Accrued wages                                                   219,433           92,967           55,290
                                                               ------------      -----------      -----------

    Net cash used in operating activities                        (3,508,011)      (4,707,254)      (6,294,639)
                                                               ------------      -----------      -----------

Cash flows from investing activities:
    Purchases of fixed assets                                      (932,731)        (302,350)        (698,921)
                                                               ------------      -----------      -----------

    Net cash used in investing activities                          (932,731)        (302,350)        (698,921)
                                                               ------------      -----------      -----------

 Cash flows from financing activities:
    Advances against future sales, net                           (1,567,863)      (1,239,689)        (572,746)
    Proceeds from issuance of common stock
         and exercise of warrants, net                           23,462,991          126,000        1,678,334
    Proceeds from issuance of convertible debentures, net         4,335,475               --               --
    Proceeds from issuance of preferred stock, net                       --               --        4,588,865
    Proceeds from exercise of equity credit line                  2,145,904        5,250,803          383,887
    (Increase) in restricted cash                                (4,035,414)              --               --
    (Decrease) increase in notes payable, net                      (338,128)         338,128          (55,253)
                                                               ------------      -----------      -----------
     Net cash provided by financing activities                   24,002,965        4,475,242        6,023,087
                                                               ------------      -----------      -----------
     Net  increase (decrease) in cash and cash equivalents       19,562,223         (534,362)        (970,473)
     Cash and cash equivalents at beginning of year               2,918,554        3,452,916        4,423,389
                                                               ------------      -----------      -----------
     Cash and cash equivalents at end of year                  $ 22,480,777      $ 2,918,554      $ 3,452,916
                                                               ============      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.   The Company

     Pharmos Corporation (the "Company") is a bio-pharmaceutical company that discovers and develops novel therapeutics to treat a range of inflammatory and neurological disorders such as traumatic brain injury and stroke. The Company has an expansive portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities. The Company has executive offices in Iselin, New Jersey and conducts operations through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

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

2.   Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At December 31, 2000, the Company has an accumulated deficit of $90,494,309. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $22.5 million as of December 31, 2000, combined with the anticipated cash inflows from revenues derived from sales of Lotemax and Alrex, will be sufficient to support the Company's continuing operations.

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

     Net loss per common share

     Basic net loss per common share is computed by dividing net loss for the period, reduced by any preferred stock dividends (embedded, declared or in arrears), by the sum of the weighted average number of shares of common stock issued and outstanding. Diluted earnings per share is computed by dividing net loss for the period by the sum of the weighted average number of shares of common stock issued and outstanding, increased to include the number of common shares that would have been issued if all outstanding preferred stock, stock options, and stock warrants that are dilutive are converted. Diluted common shares are based on the most advantageous convertible rate or exercise price available to the security holder.

Pharmos Corporation
Notes to Consolidated Financial Statements


     December 31, 2000,1999 and 1998 outstanding options and warrants to purchase 5,005,240, 5,890,273 and 5,634,842 shares of common stock, respectively, with exercise prices ranging from $ .75 to $ 6.08 per share could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share because to do so would be antidilutive for the periods presented.

     Cash and cash equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts in 2000, 1999 and 1998.

     Revenue recognition

     Sales revenue is recognized upon the transfer of the title and rights of products to customers, less allowances for estimated returns and discounts. License fees and royalties are recognized when earned in accordance with the underlying agreements. Revenue for contracted research and development services is recognized as performed. Revenue from these contracts is recognized as costs are incurred (as defined in the contract), generally direct labor and supplies plus agreed overhead rates. Any advance payments on contracts are deferred until the related services are performed.

     In December 1999,the staff of the Securities and Exchange Commission of the United States issued Staff Accounting Bulletin ("SAB") No. 101, " Revenue Recognition in Financial Statements". SAB 101 summarizes certain views of the staff in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has finalized its assessment as to the impact of SAB 101, and determined that there is no material effect on its current revenue recognition policies.

     Inventories

     Inventories consist of loteprednol etabonate, the compound used in the Company's products, Lotemax and Alrex, and is stated at the lower of cost or market with cost determined on a weighted average basis.

     Fixed assets

     Fixed assets are recorded at cost. Property, furniture and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company uses the following estimated useful lives:

         Laboratory, pilot plant and other equipment        7 years to 14 years
         Leasehold improvements                             5 years to 14 years
         Office furniture and fixtures                      3 years to 14 years
         Computer equipment                                 3 years
         Vehicles                                           7 years

     Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated lives of the related assets. Maintenance and repairs are expensed as incurred.

     Intangible assets

     Intangible assets represent the Company's rights to develop and commercialize certain products derived from certain licensed technologies. The assets are being amortized over their estimated useful life of fifteen years. As of December 31, 2000 and 1999, accumulated amortization was $888,090 and $841,566, respectively. Amortization expense amounted to $46,524 in each of the years ended December 31, 2000, 1999 and 1998.

Pharmos Corporation
Notes to Consolidated Financial Statements


     As a result of the current period operating loss combined with a history of operating losses, management assessed whether or not the Company's intangible assets were recoverable. As of December 31, 2000, management estimates that the net future cash inflows expected to result from the commercial marketing of the licensed technologies will exceed the carrying amount of the Company's intangible assets and accordingly, no impairment loss was recognized. On a periodic basis, the Company will assess whether there are conditions present that indicate an impairment of long lived assets and long lived assets to be disposed of. In the event such an impairment is present, management will consider the undiscounted cash flows from such assets to quantify the amount of such impairment and the loss to be recorded.

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

     Equity based compensation

     The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma operating results and pro forma per share disclosures for employee stock grants made in 1996 and future years as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. Warrants issued to non-employees are valued using the fair value methodology under SFAS No. 123.

Pharmos Corporation
Notes to Consolidated Financial Statements

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Based Compensation" ("FIN 44") which provides guidance for applying APB Opinion No.25. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1,2000. However, certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company.

     Reclassifications

     Certain amounts for 1999 and 1998 have been reclassified to conform to the fiscal 2000 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

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

4.   Collaborative Agreements

     In June 1995, the Company entered into a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb"), a shareholder of the Company, to market Lotemax and Alrex, on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covers the Company's other loteprednol etabonate based product, LE-T. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (loteprednol etabonate) from the Company. A second agreement, covering Europe, Canada and other selected countries, was signed in December 1996 ("the New Territories Agreement").

     Through December 31, 2000, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $1.6 million is outstanding at December 31, 2000. An additional $1 million is due from Bausch and Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb in 2001, based on management's estimate of product sales to Bausch & Lomb in 2001, has been presented as a current liability in the accompanying balance sheet at December 31, 2000.

Pharmos Corporation
Notes to Consolidated Financial Statements


     Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

     Total receivables from Bausch & Lomb as of December 31, 2000 and December 31, 1999 were $870,043 and $621,935, respectively.

5.   Fixed Assets

     Fixed assets consist of the following:

                                                                      December 31,
                                                                      ------------
                                                                 2000               1999
                                                                 ----               ----

     Laboratory, pilot plant and other equipment              $2,400,221         $ 2,087,289
     Leasehold improvements                                      467,444             272,196
     Office furniture and fixtures                               249,480             165,655
     Computer equipment                                          582,396             242,093
     Vehicles                                                     38,742              38,742
                                                             -----------         -----------
                                                               3,738,283           2,805,975
     Less - Accumulated depreciation and amortization         (2,056,893)         (1,622,116)
                                                             -----------         -----------
                                                             $ 1,681,390         $ 1,183,859
                                                             ===========         ===========

     Depreciation and amortization of fixed assets was $435,200, $299,520 and $221,320 in 2000, 1999 and 1998, respectively.

6.   Grants for Research and Development

     The Company has entered into agreements with U.S. federal agencies and the State of Israel which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $326,438, $138,102 and $376,007 during 2000, 1999 and 1998, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 3% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds.

     As of December 31, 2000, the total amounts received under such grants amounted to $3,957,527, of which $3,377,839 relates to grants that contain royalty provisions. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $2,246,421 based on grants received through December 31, 2000.

     In April 1997, the Company also signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits, operated by the Office of the Chief Scientist. Under such agreements the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. The Company received grants totaling $543,807, $418,074 and $0 in 2000, 1999 and 1998, respectively, pursuant to this agreement.

Pharmos Corporation
Notes to Consolidated Financial Statements


7.   Licensing Arrangements

     The Company is a licensee of certain research technologies and has various license agreements wherein the Company has acquired exclusive or co-exclusive rights to develop and commercialize certain research technologies. These agreements, which include agreements related to Lotemax and Alrex, generally require the Company to pay royalties on the sale of products developed and contingent royalties based upon milestones from the licensed technologies and fees on revenues from sublicenses, where applicable. The royalty rates, as defined in the respective license agreements, are customary and usual in the pharmaceutical industry. The royalties will be payable for periods up to fifteen years from the date of specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date on which approval from the FDA received for a developed product. No amounts have been recorded as a liability with respect to any contingent royalties as of December 31, 2000.

     Certain of the license agreements require annual payments for periods extending through 2012. Minimum annual payments under licensing agreements are $103,500. License fee expense amounted to approximately $103,500 during 2000, 1999, and 1998.

     The Company has paid a licensor, who is a former director, prepaid royalties against future royalties on sales of Lotemax and Alrex. Outstanding prepaid royalties totaled $149,591 and $ 450,670 and are reflected as an asset on the balance sheets at December 31, 2000 and 1999, respectively. The Company has agreed to prepay additional royalties based on future advances and other non-royalty payments from Bausch & Lomb or other parties with whom the Company enters into marketing or similar arrangements.

8.   Private Placement

     In September 2000, the Company completed a private placement of convertible debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million.

     The Convertible Debentures, which generated gross proceeds of $8 million, are due in February 2002 and carry a 6% interest payable semiannually in cash or common stock. The Convertible Debentures are convertible into common shares of the Company at the conversion price of $3.83 per share (or 2,088,775 common shares) and are convertible beginning October 31, 2000. Under certain anti-dilutive conditions, the conversion price may change. Until converted into common stock, the terms of the Convertible Debentures require the Company to deposit $4 million in an escrow account. The escrowed capital is shown as Restricted Cash on the Company's balance sheet and will be released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt.

     Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, require the Company to compute the Beneficial Conversion Feature ("BCF") of the convertible debt. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF was computed at approximately $1.8 million, all of which has been amortized and included as interest expense in the year ending December 31, 2000. Additionally, the discount on the Convertible Debenture of approximately $ 800,000 will be amortized to interest expense over the life of the debt. For the year ending December 31, 2000, $177,976 has been amortized.

     The Company issued 1,024,425 common shares in the private placement that generated gross proceeds of $3 million. Under the terms of the transaction, 821,515 shares were issued at closing and 202,910 shares were issued in the fourth quarter of 2000 as a one-time adjustment that did not change the proceeds to the

Pharmos Corporation
Notes to Consolidated Financial Statements


     Company. One investor has an option, in the form of a warrant, to purchase an additional $2 million of common shares for a period of one year provided that the future purchase price is greater than the initial closing price of $3.65 per share. The maximum number of shares that can be issued from this warrant is 547,945 and is part of the maximum number of warrants issued for the total private placement of 1,115,730, including placement agent warrants at prices ranging from $3.65 to $6.08 per share.

     The issuance costs related to the Private Placement of approximately $1.4 million, including the value of 187,929 warrants to purchase common shares at prices ranging from $4.34 to $4.56, have been capitalized. The issuance costs related to the Convertible Debenture will be amortized over the life of the debt. For the year ending December 31, 2000, $224,691 has been amortized and included as interest expense. The issuance costs related to the common stock were netted against the proceeds.

9.   Common and Preferred Stock Transactions

     2000 Transactions

     During 2000, the Company issued 1,024,425 shares of common stock in a private placement transaction that generated gross proceeds of $3 million. Additionally, the Company issued warrants to purchase up to 1,115,730 shares of common stock at prices ranging from $3.65 to $6.08 per share and expiring in 2001 and 2005 in connection with the private placement described in Note 8.

     The Company issued 2,615,003 shares of its common stock upon the exercise of stock options and warrants, and received consideration of $4,832,893.

     During the first quarter of 2000, the Company issued 4,500,000 registered shares of its common stock under a "shelf" registration to several investors, and received consideration, net of offering costs and expenses, of $12,648,383.

     The Company entered into a Private Equity Line of Credit Agreement (the "Credit Agreement") as of December 10, 1998, and as amended on December 18, 1998, with Dominion Capital Fund, Ltd., which subsequently assigned its rights to Centennial Parkway LLC (the "Investor"). Pursuant to the terms of the Credit Agreement, the Company may, from time to time during a specified term, cause the Investor to purchase up to an aggregate of $10,000,000 of the Company's common stock, par value $.03 per share (the "Common Stock"). The price per share of Common Stock to be paid by the Investor is to be determined at the time of each purchase according to a specified formula which is based upon the average closing bid price of the Common Stock on the principal trading exchange or market for the Common Stock (the "Principal Market") over a prescribed, five-day period. With each purchase of Common Stock, the Investor is also to receive warrants exercisable for a number of shares of Common Stock equal to ten percent of the number of shares of Common Stock purchased at an exercise price per share equal to 125% of the closing bid price of the Common Stock on the Principal Market on a specified date. As of December 31, 2000, $1.7 million remained available under the equity line of credit.

     The Company issued options for the purchase of 523,000 shares of common stock to employees, directors and other key personnel, under provisions of the 1997 Incentive and Non-Qualified Stock Option Plan and options for the purchase of 12,000 shares of common stock to employees under provisions of the 2000 Incentive and Non-Qualified Stock Option Plan. The options are exercisable over a ten-year period and will expire on June 6, 2010. The options will vest in four annual installments of 25% each on June 6, 2001, 2002, 2003 and 2004, respectively. The options are exercisable at a strike price of $4.03 per share, which represents the closing market value of the common stock on the date the options were awarded. In addition, the Company, under provisions of the 1997 Incentive and Non-Qualified Stock Option Plan, issued options for the purchase of 15,000 shares of common stock which are exercisable over a ten-year period and vest in four

Pharmos Corporation
Notes to Consolidated Financial Statements


     annual installments of 25% each, at an exercise price of $ 2.41 and issued options for the purchase of 10,000 shares of common stock which are exercisable over a ten-year period, vested on the date of the grant, at an exercise price of $ 2.41. Further, the Company, under provisions of the 2000 Incentive and Non-Qualified Stock Option Plan, issued options for the purchase of 75,000 shares of common stock which are exercisable over a ten-year period and vest in four annual installments of 25% each, at an exercise price of $ 4.00.

     During 2000, under terms of the Credit Agreement, the Company issued 518,424 shares of its Common Stock and warrants to purchase 51,162 shares of its Common Stock to the Investor for consideration of $2,145,904, net of fees. The warrants have exercise prices ranging from $2.19 to $16.80 per share and expire in 2003.

     During 2000, the Company issued warrants to purchase 32,000 shares of its common stock (4000 warrants each month through August 2000) as compensation to a consultant. The warrants were immediately exercisable, have an exercise price of $1.19 per share and expire by 2005.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

     In connection with the issuances of the Series A, B and C convertible preferred stock, the Company was required to recognize, in it's per share amounts ("EPS") calculation, the value of the conversion discount as a dividend to the preferred stockholders. The dividend has been recognized in the EPS calculation on a pro rata basis over the period beginning with issuance to the earliest date that conversion can occur. The Company recorded a preferred stock dividend of $642,648 and $1,952,767 for the years ended December 31,1998 and 1997, respectively, on the outstanding shares of convertible preferred stock in connection with the conversion discount.

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

Pharmos Corporation
Notes to Consolidated Financial Statements


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

10.  Warrants

     Some of the warrants issued in connection with various equity financing and related transactions during 1991 through 2000 contain anti-dilution provisions requiring adjustment, if at a later date securities are issued at prices below the respective warrant's exercise price. The following table summarizes the shares issuable upon exercise of warrants outstanding at December 31, 2000 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

                                                          Shares Issuable  Exercise
      Issuance Date             Expiration Date            Upon Exercise    Price
      -------------             ---------------            -------------    -----

      April 1995                 April 2005                   341,600       $ 2.75
                                 April 2005                    10,000       $  .78
      February 1997              February 2007                 45,000       $ 1.59
                                 February 2007                434,000       $ 1.59
      March 1997                 March 2001                   106,000       $ 1.75
                                 March 2008                   171,052       $ 1.38
      March 1997                 March 2007                    10,000       $ 1.66
      January 1998               October 2005                   7,000       $ 2.22
      February 1998              January 2003                 531,081       $ 2.51
                                 January 2003                 157,185       $ 2.18
      November 1999              November 2004                  4,000       $ 1.19
      December 1999              December 2004                  4,000       $ 1.19
      January 2000               January 2005                   4,000       $ 1.19
      February 2000              February 2005                  4,000       $ 1.19
      March 2000                 March 2005                     4,000       $ 1.19
      April 2000                 April 2005                     4,000       $ 1.19
      May 2000                   May 2005                       4,000       $ 1.19
      June 2000                  June 2005                      4,000       $ 1.19
                                 June 2003                     12,574       $ 5.00
      July 2000                  July 2005                      4,000       $ 1.19
      August 2000                August 2005                    4,000       $ 1.19
      September 2000             September 2001               547,945       $ 3.65
                                 September 2005                95,843       $ 4.56
                                 September 2005                92,086       $ 4.34
                                 September 2005               379,856       $ 6.08
                                                            ---------       ------
      Total shares and average
           exercise price                                   2,981,222       $ 3.05
                                                            =========       ======

Pharmos Corporation
Notes to Consolidated Financial Statements


11.  Stock Option Plans

     The Company's shareholders have approved incentive stock option plans for officers and employees. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, and generally expire ten years from the date of grant. The following table summarizes activity in approved incentive stock options approved by the Company's Board of Directors:


                                                    Under       Weighted Average
                                                   Option         Exercise Price
                                                   ------         --------------

     Options outstanding at 12/31/97              426,419                $ 2.21

     Granted                                      627,917                $ 2.63
     Exercised                                     (6,000)               $ 1.94
     Cancelled                                    (34,000)               $ 2.27
                                                ----------               ------
     Options Outstanding at 12/31/98            1,014,336                $ 2.47

     Granted                                      312,000                $ 1.25
     Cancelled                                    (14,000)               $ 2.05
                                                  --------               ------
     Options Outstanding at 12/31/99            1,312,336                $ 2.19
                                                 ---------               ------
     Granted                                      449,252                $ 4.03
     Exercised                                   (214,167)               $ 2.31
     Cancelled                                    (27,583)               $ 2.65
                                                ----------               ------
     Options Outstanding at 12/31/00            1,519,838                $ 2.71
                                                ==========               ======
     Options exercisable at 12/31/00              602,836                $ 2.29
                                                ==========               ======
     Options exercisable at 12/31/99              581,836                $ 2.32
                                                ==========               ======
     Options exercisable at 12/31/98              382,086                $ 2.24
                                                ==========               ======

Additional information with respect to the outstanding incentive stock options as of December 31, 2000 is as follows:


                              Options Outstanding                              Options Exercisable
                   ----------------------------------------------    -------------------------------------
                                     Weighted
                                      Average        Weighted
Range of Exercise    Options         Remaining        Average                             Weighted Average
     Prices        Outstanding   Contractual Life  Exercise Price     Options Exercisable  Exercise Price
-----------------------------------------------------------------    -------------------------------------
 $ 1.25 - $ 2.78     1,070,586       6.8 years      $   2.29               602,836           $   2.29
      $4.03            449,252       9.4 years      $   4.03                 --                   --
                   -------------------------------------------       -------------------------------------
                     1,519,838       7.9 years      $   2.71               602,836           $   2.29

     All incentive stock option grants during 2000 were made from the Pharmos Corporation 1997 Incentive and Non-Qualified Stock Option Plan. As of December 31, 2000, no shares remained available for issuance under this plan.

Pharmos Corporation
Notes to Consolidated Financial Statements


     The Company's Board of Directors approved nonqualified stock options for key employees, directors and certain non-employee consultants. The following table summarizes activity in Board-approved nonqualified stock options: Under Weighted Average Option Exercise Price

     Options outstanding at 12/31/97                    407,182               $ 2.67

     Exercised                                          (6,667)               $ 1.94
     Granted                                           136,250                $ 1.74
                                                       -------                ------

     Options Outstanding at 12/31/98                   536,765                $ 2.47

     Granted                                            80,000                $ 1.25
                                                        ------                ------

     Options Outstanding at 12/31/99                   616,765                $ 2.31
                                                       -------                ------

     Granted                                           190,748                $ 3.81
     Exercised                                        (283,333)               $ 2.23
     Cancelled                                         (20,000)               $ 1.25
                                                       --------               ======

     Options Outstanding at 12/31/00                   504,180                $ 2.97
                                                       =======                ======

     Options exercisable at 12/31/00                   287,807                $ 2.77
                                                       =======                ======

     Options exercisable at 12/31/99                   616,765                $ 2.31
                                                       =======                ======

     Options exercisable at 12/31/98                   445,932                $ 2.62
                                                       =======                ======

Additional information with respect to the outstanding nonqualified stock options as of December 31, 2000 is as follows:


                              Options Outstanding                              Options Exercisable
                   ----------------------------------------------    -------------------------------------
                                     Weighted
                                      Average        Weighted
Range of Exercise    Options         Remaining        Average                             Weighted Average
     Prices        Outstanding   Contractual Life  Exercise Price     Options Exercisable  Exercise Price
-----------------------------------------------------------------    -------------------------------------
 $ 1.25 - $ 2.50     300,182       4.4 years        $ 2.10               230,807            $ 2.26
 $ 4.00 - $ 4.03     165,748       9.5 years        $ 4.02                18,750            $ 4.00
     $ 5.20           38,250       1.3 years        $ 5.20                38,250            $ 5.20
                     --------------------------------------------    -------------------------------------
                     504,180       6.2 years        $ 2.97               287,807            $ 2.77

     All stock option grants during 2000 were made from the Pharmos Corporation 1997 Incentive and Non-Qualified Stock Option Plan. As of December 31, 2000, no shares remained available for issuance under this plan.

     During 2000, the Company adopted the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan, which authorizes the grant of up to 1,500,000 shares of the Company's common stock at the discretion of the Company's Board of Directors.

     During 2000, the Company modified the terms of certain nonqualified stock options granted to two of the Company's former Directors who entered into consulting relationships with the Company. The modifications included the immediate vesting of the nonqualified options and, accordingly, the Company expensed the value

Pharmos Corporation
Notes to Consolidated Financial Statements

     of these options as consultant compensation for the year ended December 31, 2000.

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. As all options and warrants granted to employees were granted with exercise prices equal to the fair value of the common stock on the respective grant dates, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased by approximately $798,000, or $.02 per share in 2000 and $560,000, or $.01 per share in 1999 and $478,000 or $.01 per share in 1998 before deducting the value of stock options that were canceled in 1995. The weighted average fair value of options and warrants granted to employees, officers, and directors from 1998 through 2000 are estimated at $ 0.783 to $2.697 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 78% in 2000 and 50% in 1999 and 1998, risk-free interest rate of 5.89% in 2000 and 6.5% in 1999 and 1998, assumed forfeiture rate of 3%, and an expected life of 1 to 5 years.

12.  Income Taxes

     No provision for income taxes was recorded for the three years ended December 31, 2000 due to net operating losses incurred. Net operating loss carryforwards for U.S. tax purposes of approximately $66,000,000 expire from 2001 through 2020.

     The Company's gross deferred tax assets of $28,300,000 and $23,800,000 at December 31, 2000 and 1999, respectively, represented primarily the tax effect of both the net operating loss carryforwards, deferred research and development costs and research and development tax credit carryforwards. As a result of previous business combinations and changes in stock ownership, substantially all of these net operating losses and tax credit carryforwards are subject to significant restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets.

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

     At December 31, 2000, the future minimum lease commitments with respect to non-cancelable operating leases with initial terms in excess of one year are as follows:

                                             Lease
                                           Commitments
                                           -----------

                         2001                $ 419,787
                         2002                  272,060
                         2003                  164,053
                         2004                   35,044
                                             ---------
                                             $ 890,944
                                             =========

Pharmos Corporation
Notes to Consolidated Financial Statements


     Rent expense during 2000, 1999 and 1998 amounted to $329,246, $323,469 and $292,035 respectively. Rent expense in 2000, 1999 and 1998 is net of $0, $86,454 and $146,950 of sublease income, respectively.

     Consulting contracts and employment agreements

     In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

     Dividend restrictions

     Dividends may be paid by the Company's subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 2000, 1999 or 1998. The Company does not intend to pay a cash dividend in the foreseeable future.

14.  Employee Benefit Plan

     The Company has a 401-K defined contribution profit-sharing plan covering certain employees. Contributions to the plan are based on salary reductions by the participants, matching employer contributions as determined by the Company, and allowable discretionary contributions, as determined by the Company's Board of Directors, subject to certain limitations. Contributions by the Company to the plan amounted to $26,570, $11,333 and $5,504 in 2000, 1999 and 1998, respectively.

15.  Estimated Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, grants and other receivables, accounts payable, accrued expenses and convertible debt are reasonable estimates of their fair values. The estimated fair values of all other financial instruments approximate, or are not materially different, than their carrying values.

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

     Geographic information for the years ending December 31, 2000, 1999 and 1998 are as follows:

                      2000               1999              1998
                      ----               ----              ----
Net revenues
  United States     $  5,098,504      $ 3,279,397      $ 1,539,941
  Israel                      --               --               --
                    ------------      -----------      -----------
                    $  5,098,504      $ 3,279,397      $ 1,539,941
                    ============      ===========      ===========
Net loss
  United States    ($  7,597,846)    ($ 4,343,289)    ($ 4,480,022)
  Israel                (386,356)        (274,901)        (183,325)
                    ------------      -----------      -----------
                   ($  7,984,202)    ($ 4,618,190)    ($ 4,663,347)
                    ============      ===========      ===========
Total assets
  United States     $ 28,073,517      $ 5,728,624      $ 6,478,552
  Israel               2,709,592        2,062,670        1,588,118
                    ------------      -----------      -----------
                    $ 30,783,109      $ 7,791,294      $ 8,066,670
                    ============      ===========      ===========



17. Quarterly Information (Unaudited)


           Year ended
       December 31, 2000         1st Quarter          2nd Quarter          3rd Quarter           4th Quarter
       -----------------         -----------         -----------           -----------           -----------
     Revenues                    $   663,580          $ 1,414,837          $ 1,761,735           $ 1,258,352

     Gross Margin                    383,051              937,675            1,181,533               720,290

     Operating Expenses            2,425,064            2,075,209            2,576,618             2,892,988

     Loss from Operations         (2,042,013)          (1,137,534)          (1,395,085)           (2,172,698)

     Other Income (Expense),
     net                             146,869              287,602             (136,074)*          (1,535,269)*
     Net loss  applicable  to
     common shareholders         $(1,895,144)         $  (849,932)         $(1,531,159)*         $(3,707,967)*

     Net loss per share          $      (.04)         $      (.02)         $      (.03)          $      (.07)

*- Other Income (Expense), net and the Net Loss for the third and fourth quarter of 2000 include the amortization of the Beneficial Conversion Feature from the Private Placement as discussed in Note 8.

Pharmos Corporation
Notes to Consolidated Financial Statements



          Year ended
       December 31, 1999                1st Quarter         2nd Quarter          3rd Quarter          4th Quarter
       -----------------                -----------         -----------          -----------          -----------
         Revenues                      $   332,377          $   858,834          $   833,118          $ 1,255,068

         Gross Margin                      243,119              649,297              567,469              824,895

         Operating Expenses              1,601,850            1,655,289            1,585,698            2,156,299

         Loss from Operations           (1,358,731)          (1,005,992)          (1,018,229)          (1,331,404)

         Other Income, net                  16,154               12,393               45,944               21,675

         Net loss                       (1,342,577)            (993,599)            (972,285)          (1,309,729)
         Preferred stock
         dividends                         (16,829)              (5,178)                (246)                  --
         Net loss applicable to
         common shareholders           $(1,359,406)         $  (998,777)         $  (972,531)         $(1,309,729)

         Net loss per share            $      (.03)         $      (.02)         $      (.02)         $      (.03)


18.  Subsequent event

     During January 2001, the Company paid $572,539 and issued 182,964 shares of the common stock of the Company to the investors in the convertible debenture described in Note 8. The payment of cash and stock were the option chosen by the Company and represent adjustments to the pricing based upon the Company's stock price during the adjustment period. Under the terms of the agreements, no further adjustments are due.