Form 10-Q
period 2001-03-31
PHARMOS CORP
filed 2001-05-11
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].


As of May 1, 2001, the Registrant had outstanding 54,352,861 shares of its $.03 par value Common Stock.

Part I. Financial Information
Item 1  Financial Statements

Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
---------------------------------------------------------------------------------------------

                                                              March 31,          December 31,
                                                                2001                 2000
                                                           -------------        -------------
Assets
   Cash and cash equivalents                               $  20,276,582        $  22,480,777
   Inventories                                                   794,541              796,550
   Receivables                                                 1,262,219            1,188,502
   Prepaid royalties                                                --                  6,591
   Restricted cash                                             4,060,949                 --
   Prepaid expenses and other current assets                     307,972              281,109
                                                           -------------        -------------
        Total current assets                                  26,702,263           24,753,529

   Fixed assets, net                                           1,928,524            1,681,390
   Prepaid royalties, net of current portion                     143,000              143,000
   Intangible assets, net                                        140,059              151,690
   Restricted cash                                                  --              4,035,414
   Other assets                                                   18,086               18,086
                                                           -------------        -------------

        Total assets                                       $  28,931,932        $  30,783,109
                                                           =============        =============


Liabilities and Shareholders' Equity
   Accounts payable                                        $   1,486,856        $     458,504
   Accrued expenses                                            1,209,542            1,162,098
   Accrued wages and other compensation                          909,101              768,975
   Convertible debentures, net                                 6,884,974                 --
   Advances against future sales                                 386,605              619,702
                                                           -------------        -------------
        Total current liabilities                             10,877,078            3,009,279

   Advances against future sales, net of current portion       1,000,000            1,000,000
   Convertible debentures, net                                      --              6,580,872
   Other liabilities                                             100,000              100,000
                                                           -------------        -------------
        Total liabilities                                     11,977,078           10,690,151
                                                           -------------        -------------

   Commitments and contingencies

   Shareholders' equity
   Common stock, $.03 par value; 80,000,000
       shares  authorized, 54,352,861 and
       54,063,897 shares issued and outstanding
       (excluding  $551 in 2001 and
       2000, held in Treasury)
       in 2001 and 2000, respectively                          1,630,585            1,621,916
     Deferred compensation                                      (115,537)                --
     Paid in capital                                         108,684,219          108,965,351
     Accumulated deficit                                     (93,244,413)         (90,494,309)
                                                           -------------        -------------
        Total shareholders' equity                            16,954,854           20,092,958
                                                           -------------        -------------


        Total liabilities and shareholders' equity         $  28,931,932        $  30,783,109
                                                           =============        =============



The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
---------------------------------------------------------------------------------------------

                                                              Three Months Ended March 31,
                                                                2001                 2000
                                                           -------------        -------------
Revenues
    Product sales                                          $   1,025,058        $     663,580
    License fee                                                   80,000                 --
                                                           -------------        -------------
    Total Revenues                                             1,105,058              663,580

Cost of Goods Sold                                               411,341              280,529
                                                           -------------        -------------

Gross Margin                                                     693,717              383,051

Expenses
    Research and development, net                              2,099,631            1,436,975
    Selling, general and administrative                        1,020,526              859,069
    Patents                                                       70,967               31,960
    Depreciation and amortization                                159,221               97,060
                                                           -------------        -------------

       Total operating expenses                                3,350,345            2,425,064
                                                           =============        =============

Loss from operations                                          (2,656,628)          (2,042,013)

Other income (expense)
    Interest income                                              322,080              152,971
    Other income (expense), net                                   10,457               (6,102)
    Interest expense                                            (426,012)                --
                                                           -------------        -------------
    Other income (expense), net                                  (93,475)             146,869
                                                           -------------        -------------

Net loss                                                   ($  2,750,103)       ($  1,895,144)
                                                           =============        =============

Net loss per share applicable
    to common stockholders - basic and diluted             ($       0.05)       ($       0.04)
                                                           =============        =============


Weighted average shares outstanding - basic and diluted       54,171,988           48,982,681
                                                           =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------
                                                               Three Months Ended March 31,
                                                                2001                 2000
                                                           -------------        -------------
Cash flows from operating activities
  Net loss                                                 ($  2,750,103)       ($  1,895,144)
   Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                             159,221               97,060
       Amortization of Debt Discount and Issuance costs          304,102                 --
       Non-cash compensation charge -
          consultant compensation                                 10,395                 --
  Changes in operating assets and liabilities
       Inventory                                                   2,009              139,368
       Receivables                                               (73,717)             458,454
       Prepaid expenses and other current assets                 (26,863)             (56,806)
       Advanced royalties                                          6,591               50,415
       Accounts payable                                        1,028,352             (105,149)
       Accrued expenses                                           47,444             (252,884)
       Accrued wages and other compensation                      140,126              144,192
                                                           -------------        -------------

       Total adjustments                                       1,597,660              474,650
                                                           -------------        -------------

  Net cash flows used in operating activities                 (1,152,443)          (1,420,494)

Cash flows from investing activities
     Purchases of fixed assets, net                             (394,724)            (128,393)
                                                           -------------        -------------

  Net cash flows used in investing activities                   (394,724)            (128,393)

Cash flows from financing activities
     Advances against future sales                              (233,097)            (231,727)
     Proceeds from issuances of common stock
         and exercise of warrants, net                           185,500           16,695,838
     Pricing adjustment for private placement, net              (583,896)                --
     Proceeds from exercise of equity credit line                   --              1,592,250
     Increase in restricted cash                                 (25,535)                --
     Decrease in notes payable                                      --               (338,128)
                                                           -------------        -------------

Net cash provided (used) by financing activities                (657,028)          17,718,233

Net increase (decrease) in cash and cash equivalents          (2,204,195)          16,169,346

Cash and cash equivalents at beginning of year                22,480,777            2,918,554
                                                           -------------        -------------

Cash and cash equivalents at end of period                 $  20,276,582        $  19,087,900
                                                           =============        =============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


1.   The Company

     Pharmos Corporation (the "Company") is a bio-pharmaceutical company that discovers and develops novel therapeutics to treat a range of inflammatory and neurological disorders such as traumatic brain injury and stroke. The Company has an expansive portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

     The Company received approval for three separate New Drug Applications ("NDA") from the U.S. Food and Drug Administration ("FDA") in 1998. These approvals were for Lotemax(R) and Alrex(R). Lotemax has been approved for the treatment of several ocular inflammatory indications, including uveitis, and for post-operative inflammation. Alrex has been approved for the treatment of seasonal allergic conjunctivitis.

2.   Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At March 31, 2001, the Company has an accumulated deficit of $93,244,413. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $20.3 million as of March 31, 2001, combined with anticipated cash inflows from revenues derived from sales of Lotemax and Alrex, will be sufficient to support the Company's continuing operations.

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

     Reclassifications

     Certain amounts for 2000 have been reclassified to conform to the fiscal 2001 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

4.   Collaborative Agreements

     In 1995, the Company entered into a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb"), a shareholder of the Company, to market Lotemax and Alrex on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covers the Company's other loteprednol etabonate based product, LE-T. Under the Marketing Agreement, Bausch & Lomb will purchase the active drug substance (loteprednol etabonate) from the Company. A second agreement, covering Europe, Canada and other selected countries, was signed in 1996 ("the New Territories Agreement").

     Through March 31, 2001, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $1.4 million is outstanding at March 31, 2001. An additional $1 million is due from Bausch and Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb in 2001, based on management's estimate of product sales to Bausch & Lomb in 2001, has been presented as a current liability in the accompanying balance sheet at March 31, 2001.

     Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

     Total receivables from Bausch & Lomb as of March 31, 2001 and December 31, 2000 were $724,365 and $870,043, respectively.

5.   Common Stock Transactions

     During the first quarter of 2001, the Company paid $572,539 and issued 182,964 shares (valued at $400,325 at the date of issue) of the common stock of the Company to the investors in the September 2000 private placement of convertible debentures and common stock. The payment of cash and stock were the options chosen by the Company and represent adjustments to the pricing based upon the Company's stock price during the adjustment period. Under the terms of the agreements, no further adjustments are due.

     During the first quarter of 2001, the Company issued 106,000 shares of its common stock upon the exercise of warrants, and received consideration of $185,500.

     Also, during the first quarter of 2001, the Company modified the terms of certain incentive and nonqualified stock options granted to two of the Company's former employees who entered into consulting relationships with the Company. Accordingly, the Company expensed $10,395 as consultant compensation for the value of the currently vested options and recorded $115,537 as deferred compensation for the value of the unvested options.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


6.   Segment and Geographic Information

     The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

     Geographic information for the three months ending March 31, 2001 and 2000 are as follows:

                                           2001               2000
                                           ----               ----
          Net revenues
            United States               $ 1,105,058       $   663,580
            Israel                               --                --
                                        -----------       -----------
                                        $ 1,105,058       $   663,580
                                        ===========       ===========
          Net loss
            United States               ($2,628,931)      ($1,868,894)
            Israel                         (121,172)          (26,250)
                                        -----------       -----------
                                        ($2,750,103)      ($1,895,144)
                                        ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended March 31, 2001 and 2000

Product sales revenue totaled $1,025,058 for the quarter ended March 31, 2001, a 54% increase from $663,580 for the quarter ended March 31, 2000. Product sales increases reflect market share gains and higher pricing for the Company's Lotemax and Alrex ophthalmic products. Additionally, License Fee revenues were $80,000 compared to zero for the same period in 2000. The license income was primarily generated from the licensing of a technology of the Company for use in Japan.

Cost of goods sold for the quarter ended March 31, 2001 totaled $411,341, increasing 47% from $280,529 for the quarter ended March 31, 2000. The higher cost of goods sold is due to higher sales volumes and higher royalty and licensing costs. The gross margin on product sales was 60% for the quarter ended March 31, 2001 and 58% for the quarter ended March 31, 2000.

Total operating expenses increased $925,281 or 38%, from $2,425,064 in 2000 to $3,350,345 in 2001. The increase is primarily due to higher research and development expenses, as well as increased general and administrative expenses.

Net research and development expenses increased by $662,656 or 46%, from $1,436,975 in 2000 to $2,099,631 in 2001. The increase in R&D expense is primarily due to increased expenditures, including increased employee staffing levels, related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

General and administrative expenses increased by $161,457 or 19%, from $859,069 in 2000 to $1,020,526 in 2001. The increase is primarily due to higher staffing levels.

Depreciation and amortization expenses increased by $62,161, or 64%, from to $97,060 in 2000 to $159,221 in 2001, reflecting increased depreciation expense relating to laboratory equipment purchases.

Other income (expense), net, decreased by $240,344, from income of $146,869 in 2000 to expense of $93,475 in 2001. The primary cause of this change was the interest expense, including the amortization of debt discount and issuance costs, related to the Convertible debentures issued by the Company in the third quarter of 2000. The higher interest expense was partially offset by increased interest income as a result of higher average cash balances.

Liquidity and Capital Resources

While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At March 31, 2001, the Company has an accumulated deficit of $93,244,413. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $15.8 million, which included cash and cash equivalents of $20.3 million, as of March 31, 2001. During the quarter ended March 31, 2001, the Company received $.2 million from the exercise of previously outstanding warrants and options to purchase the Company's common stock.

Management believes that existing cash and cash equivalents combined with anticipated cash inflows from proceeds from sales of the drug substance for Lotemax and Alrex to BLP, investment income, R&D grants and the availability of the equity line of credit, will be sufficient to support the Company's continuing operations. As of March 31, 2001, $1.7 million remained available under the equity line of credit. The Company continues to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that is required to continue the development of its products and bring them to commercial markets.

Quantitative and Qualitative Disclosures about Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and our convertible debentures. Due to the short-term nature of these investments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

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


                                                    PHARMOS CORPORATION





Dated: May 10, 2001
                         by:  /s/ Robert W. Cook
                                                    Robert W. Cook
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Accounting and
                                                      Financial Officer)