Form 10-Q
period 2001-06-30
PHARMOS CORP
filed 2001-08-13
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2001

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



As of August 2, 2001, the Registrant had outstanding 55,074,648 shares of its $.03 par value Common Stock.

Part I.   Financial Information
Item 1   Financial Statements


Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                 June 30,        December 31,
                                                                    2001            2000
                                                                -------------    -------------
Assets
  Cash and cash equivalents                                     $  17,342,534    $  22,480,777
  Inventories                                                         607,641          796,550
  Receivables                                                       1,652,921        1,188,502
  Prepaid royalties                                                      --              6,591
  Restricted cash                                                   4,085,511             --
  Prepaid expenses and other current assets                           223,133          281,109
                                                                -------------    -------------
       Total current assets                                        23,911,740       24,753,529

  Fixed assets, net                                                 1,860,491        1,681,390
  Prepaid royalties, net of current portion                           143,000          143,000
  Intangible assets, net                                              128,428          151,690
  Restricted cash                                                        --          4,035,414
  Other assets                                                         18,087           18,086
                                                                -------------    -------------

       Total assets                                             $  26,061,746    $  30,783,109
                                                                -------------    -------------


Liabilities and Shareholders' Equity
  Accounts payable                                              $     281,793    $     458,504
  Accrued expenses                                                  1,566,163        1,162,098
  Accrued wages and other compensation                                967,569          768,975
  Convertible debentures, net                                       7,189,072             --
  Advances against future sales                                       220,375          619,702
                                                                -------------    -------------
       Total current liabilities                                   10,224,972        3,009,279

  Advances against future sales, net of
    current portion                                                 1,000,000        1,000,000
  Convertible debentures, net                                            --          6,580,872
  Other liabilities                                                   100,000          100,000
                                                                -------------    -------------
       Total liabilities                                           11,324,972       10,690,151
                                                                -------------    -------------

  Commitments and contingencies

  Shareholders' equity
  Common stock, $.03 par value; 80,000,000 shares authorized,
    54,391,611 and 54,063,897 shares issued and outstanding
    (excluding $551 in 2001 and 2000, held in Treasury)
      in 2001 and 2000, respectively                                1,631,747        1,621,916
    Deferred compensation                                            (273,495)            --
    Paid in capital                                               108,989,680      108,965,351
    Accumulated deficit                                           (95,611,158)     (90,494,309)
                                                                -------------    -------------
       Total shareholders' equity                                  14,736,774       20,092,958
                                                                -------------    -------------


       Total liabilities and shareholders' equity               $  26,061,746    $  30,783,109
                                                                =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                           Three Months Ended June 30,
                                                                2001            2000
                                                          ------------    ------------
Revenues
   Product sales                                          $  1,480,737    $  1,414,837

Cost of Goods Sold                                             453,908         477,162
                                                          ------------    ------------

Gross Margin                                                 1,026,829         937,675
                                                          ------------    ------------

Expenses
   Research and development, net                             1,858,841         898,331
   Selling, general and administrative                       1,110,604       1,014,783
   Patents                                                      55,971          49,937
   Depreciation and amortization                               164,066         112,158
                                                          ------------    ------------

      Total operating expenses                               3,189,482       2,075,209
                                                          ------------    ------------

Loss from operations                                        (2,162,653)     (1,137,534)

Other income (expense):
   Interest income                                             226,208         277,509
   Other income (expense), net                                  (4,315)         12,924
   Interest expense                                           (425,985)         (2,831)
                                                          ------------    ------------
   Other (expense) income, net                                (204,092)        287,602
                                                          ------------    ------------

Net loss                                                  ($ 2,366,745)      ($849,932)
                                                          ============    ============

Net loss per share
    - basic and diluted                                          ($.04)          ($.02)
                                                          ============    ============


Weighted average shares outstanding - basic and diluted     54,356,721      52,507,373
                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                             Six Months Ended June 30,
                                                               2001            2000
                                                          ------------    ------------
Revenues
   Product sales                                            $2,505,795      $2,078,417
   License fee                                                  80,000              --
                                                          ------------    ------------
   Total Revenues                                            2,585,795       2,078,417

Cost of Goods Sold                                             865,249         757,691
                                                          ------------    ------------

Gross Margin                                                 1,720,546       1,320,726
                                                          ------------    ------------

Expenses
   Research and development, net                             3,958,472       2,335,306
   Selling, general and administrative                       2,131,130       1,873,852
   Patents                                                     126,938          81,897
   Depreciation and amortization                               323,287         209,218
                                                          ------------    ------------

      Total operating expenses                               6,539,827       4,500,273
                                                          ------------    ------------

Loss from operations                                        (4,819,281)     (3,179,547)

Other income (expense):
   Interest income                                             548,288         424,440
   Other income, net                                             6,142          10,031
   Interest expense                                           (851,997)             --
                                                          ------------    ------------
   Other (expense) income, net                                (297,567)        434,471
                                                          ------------    ------------

Net loss                                                   ($5,116,848)    ($2,745,076)
                                                          ============    ============

Net loss per share
    - basic and diluted                                          ($.09)          ($.05)
                                                          ============    ============


Weighted average shares outstanding - basic and diluted     54,265,381      50,754,764
                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                   Six Months Ended June 30,
                                                                     2001          2000
                                                                ------------    ------------
Cash flows from operating activities
  Net loss                                                      ($ 5,116,848)   ($ 2,745,076)
   Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                                 323,287         209,218
       Amortization of Debt Discount and                             608,200              --
Issuance costs
       Non-cash compensation charge - consultant compensation        108,198              --
  Changes in operating assets and liabilities
       Inventory                                                     188,909         408,358
       Receivables                                                  (464,419)          3,106
       Prepaid expenses and other current assets                      57,976        (158,813)
       Advanced royalties                                              6,591         112,682
       Accounts payable                                             (176,711)       (252,671)
       Accrued expenses                                              404,065        (184,584)
       Accrued wages                                                 198,594         167,866
                                                                ------------    ------------

       Total adjustments                                           1,254,690         305,162
                                                                ------------    ------------

  Net cash flows used in operating activities                     (3,862,158)     (2,439,914)


Cash flows from investing activities
     Purchases of fixed assets, net                                 (479,126)       (381,017)
                                                                ------------    ------------

  Net cash flows used in investing activities                       (479,126)       (381,017)
                                                                ------------    ------------

Cash flows from financing activities
     Advances against future sales                                  (399,327)       (790,592)
     Proceeds from issuance of common stock
         and exercise of warrants, net                               236,363      17,095,571
     Pricing adjustment for private placement, net                  (583,896)             --
     Proceeds from exercise of equity credit line                         --       2,145,905
     Increase in restricted cash                                     (50,099)             --
     Increase (decrease) in notes payable                                 --        (338,128)
                                                                ------------    ------------

Net cash provided by financing activities                           (796,959)     18,112,756

Net increase (decrease) in cash and cash equivalents              (5,138,243)     15,291,825

Cash and cash equivalents at beginning of year                    22,480,777       2,918,554
                                                                ------------    ------------

Cash and cash equivalents at end of period                      $ 17,342,534    $ 18,210,379
                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

   The Company's main product in development, dexanabinol, is in a Phase III, 860-patient clinical trial for the treatment of severe traumatic brain injury currently underway in Europe and Israel. New chemical entities from its library of synthetic, non-psychotropic cannabinoid compounds are being studied for possible efficacy in stroke, pain, multiple sclerosis, and other neurological and anti-inflammatory conditions.

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

2. Liquidity and Business Risks

   While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At June 30, 2001, the Company has an accumulated deficit of $95,611,158. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $17.3 million as of June 30, 2001, combined with anticipated cash inflows from revenues derived from sales of Lotemax and Alrex, will be sufficient to support the Company's continuing operations. Additionally, as of June 30, 2001, $1.7 million remained available under the Company's equity line of credit.

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

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

   The Company's revenues are principally derived from one customer.

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

   New Accounting Pronouncements

   In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 states that the use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet determined the effects of these changes on the Company's financial position or results of operations.

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

   Through June 30, 2001, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $1.2 million is outstanding at June 30, 2001. An additional $1 million is due from Bausch and Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance. The portion of advances expected to be recouped by Bausch and Lomb in 2001, based on management's estimate of product sales to Bausch & Lomb in 2001, has been presented as a current liability in the accompanying balance sheet at June 30, 2001.

   Bausch & Lomb also  collaborates  in the  development  of  products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

   Total receivables from Bausch & Lomb as of June 30, 2001 and December 31, 2000 were $1,060,600 and $870,043, respectively.

5. Common Stock Transactions

   During the second quarter of 2001, the Company issued 38,750 shares of its common stock upon the exercise of warrants, and received consideration of $50,863.

   During the second quarter of 2001, the Company modified the terms of certain incentive and nonqualified stock options granted to one of the Company's former employees who entered into a consulting relationship with the Company. Additionally, certain incentive and nonqualified stock options granted to two of the Company's former employees who previously entered into consulting relationships with the Company were revalued to reflect the market value of those options. Accordingly, the Company expensed $97,803 as consultant compensation for the value of the currently vested options and recorded $157,958 as deferred compensation for the value of the unvested options. In total, for the six months ended June 30, 2001 the Company expensed $108,198 as consultant compensation for the value of the vested options.

   During the first quarter of 2001, the Company paid $572,539 and issued 182,964 shares (valued at $400,325 at the date of issue) of the common stock of the Company to the investors in the September 2000 private placement of convertible debentures and common stock. The payment of cash and stock were the options chosen by the Company

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

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

   Geographic information for the three and six months ending June 30, 2001 and 2000 are as follows:

                       Three months ended June 30,     Six months ended June 30,
                       ---------------------------     -------------------------
                           2001           2000          2001           2000
                           ----           ----          ----           ----
     Net revenues
       United States   $ 1,480,737    $ 1,414,837    $ 2,585,795    $ 2,078,417
       Israel                   --             --             --             --
                       -----------    -----------    -----------    -----------
                       $ 1,480,737    $ 1,414,837    $ 2,585,795    $ 2,078,417
                       ===========    ===========    ===========    ===========
     Net loss
       United States   ($2,225,782)   ($  699,150)   ($4,854,713)   ($2,568,044)
       Israel             (140,963)      (150,782)      (262,135)      (177,032)
                       -----------    -----------    -----------    -----------
                       ($2,366,745)   ($  849,932)   ($5,116,848)   ($2,745,076)
                       ===========    ===========    ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended June 30, 2001 and 2000

Product sales revenue totaled $1,480,737 for the quarter ended June 30, 2001, a 5% increase from $1,414,837 for the quarter ended June 30, 2000. Product sales increases reflect market share gains for the Company's Lotemax and Alrex ophthalmic products.

Cost of goods sold for the quarter ended June 30, 2001 totaled $453,908, decreasing 5% from $477,162 for the quarter ended June 30, 2000. The lower cost of goods sold is due to lower cost of Drug Substance, partially offset by higher royalty and licensing costs.

Total operating expenses increased $1,114,273 or 54%, from $2,075,209 in 2000 to $3,189,482 in 2001. The increase is primarily due to increased research and development costs. Depreciation expense and general and administrative expenses increased to a lesser extent.

Net research and development expenses increased by $960,510 or 107%, from $898,331 in 2000 to $1,858,841 in 2000. The Company experienced increased costs as a result of a higher level of activity in early discovery programs and higher spending on the Company's dexanabinol (HU-211) development program.

Selling, general and administrative expenses increased by $95,821 or 9%, from $1,014,783 in 2000 to $1,110,604 in 2001. The increase is primarily due to higher staffing levels.

Depreciation and amortization expenses increased by $51,908, or 46%, from to $112,158 in 2000 to $164,066 in 2001, reflecting increased depreciation expense relating to laboratory equipment purchases.

Other income / expense, net, decreased by $491,694, from income of $287,602 in 2000 to expense of $204,092 in 2001. Interest expense, including the amortization of debt discount and issuance costs, related to the Convertible Debentures issued by the Company in the third quarter of 2000, was the primary reason for this change, partially offset by increased interest income as a result of higher average cash balances.

Six Months ended June 30, 2001 and 2000

Product sales revenue totaled $2,505,795 for the six months ended June 30, 2001, a 21% increase from $2,078,417 for the six months ended June 30, 2000. Product sales increases reflect market share gains for the Company's Lotemax and Alrex ophthalmic products. Additionally, License Fee revenues were $80,000 compared to zero for the same period in 2000. The license income was primarily generated from the licensing of a technology of the Company for use in Japan.

Cost of goods sold for the six months ended June 30, 2001 totaled $865,249, increasing 14% from $757,691 for the six months ended June 30, 2000. The higher cost of goods sold is primarily due to higher licensing and royalties associated with the higher sales volumes.

Total operating expenses increased $2,039,554 or 45%, from $4,500,273 in 2000 to $6,539,827 in 2001. The increase is principally due to higher research and development expenses, and, to a lesser extent, increased depreciation and general and administrative expenses.

Net research and development expenses increased by $1,623,166 or 70%, from $2,335,306 in 2000 to $3,958,472 in 2001. The increase in R&D expense is primarily due to increased expenditures, including increased employee staffing levels, related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

Selling, general and administrative expenses increased by $257,278 or 14%, from $1,873,852 in 2000 to $2,131,130 in 2001. The increase is primarily due to higher staffing levels.

Depreciation and amortization expenses increased by $114,069, or 55%, from $209,218 in 2000 to $323,287 in 2001, reflecting increased depreciation expense relating to laboratory equipment purchases.

Other income / expense, net, decreased by $732,038, from income of $434,471 in 2000 to expense of $297,567 in 2001. The primary cause of this change was the interest expense, including the amortization of debt discount and issuance costs, related to the Convertible Debentures issued by the Company in the third quarter of 2000. The higher interest expense was partially offset by increased interest income as a result of higher average cash balances.

Liquidity and Capital Resources

While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At June 30, 2001, the Company has an accumulated deficit of $95,611,158. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with BLP, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $13.7 million, including cash and cash equivalents of $17.3 million, as of June 30, 2001. During the six months ended June 30, 2001, the Company received $0.2 million from the exercise of previously outstanding warrants and options to purchase the Company's common stock.
Management believes that existing cash and cash equivalents combined with anticipated cash inflows from proceeds from sales of the drug substance for Lotemax and Alrex to BLP, investment income, R&D grants and the availability of the equity line of credit, will be sufficient to support the Company's continuing operations. As of June 30, 2001, $1.7 million remained available under the equity line of credit. The Company continues to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that is required to continue the development of its products and bring them to commercial markets.

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

Item 1  Legal Proceedings                                                 NONE

Item 2  Changes in Securities                                             NONE

Item 3  Defaults upon Senior Securities                                   NONE

Item 4  Submissions of Matters to Vote of Security Holders

      At the Corporation's Annual Meeting of Stockholders held on July 12, 2001, the stockholders of the Corporation elected the following persons as directors of the Corporation to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified:
      Haim Aviv, Elkan R. Gamzu, Samuel D. Waksal, David Schlachet, Mony Ben Dor and Georges Anthony Marcel. The results of the voting were as follows:

                              VOTES FOR               VOTES WITHHELD
                              ---------               --------------
      Haim Aviv               42,272,069                 431,763
      Elkan R. Gamzu          42,279,742                 424,090
      Mony Ben Dor            42,281,039                 422,793
      Samuel D. Waksal        42,183,724                 520,108
      David Schlachet         42,283,942                 419,890
      Georges Anthony Marcel  42,282,822                 421,010

      Also at the Annual Meeting, the stockholders approved the adoption of the 2001 Employee Stock Purchase Plan, with 41,594,111 votes for approval, 1,030,636 votes against approval, and 79,085 abstentions.

      Also at the Annual Meeting, the stockholders ratified the Board's selection of PricewaterhouseCoopers LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2001, with 42,602,484 votes for ratification, 54,831 votes against ratification, and 46,517 abstentions.

Item 5 Other Information                                              NONE

Item 6 Exhibits and Reports on Form 8-K                               NONE

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PHARMOS CORPORATION


Dated: August 13, 2001
                                            by: /s/ Robert W. Cook
                                                ----------------------------
                                                Robert W. Cook
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                  Financial Officer)