Form 10-Q
period 2001-09-30
PHARMOS CORP
filed 2001-11-13
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2001

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

As of November 1, 2001, the Registrant had outstanding 55,356,307 shares of its $.03 par value Common Stock.

Part I.  Financial Information
Item 1   Financial Statements


Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                            September 30,         December 31,
                                                                                                 2001                 2000
                                                                                            -------------        -------------
     Assets
        Cash and cash equivalents                                                           $  17,878,769        $  22,480,777
        Inventories                                                                               473,930              796,550
        Receivables                                                                             1,736,771            1,188,502
        Prepaid royalties                                                                              --                6,591
        Restricted cash                                                                         4,106,813                   --
        Prepaid expenses and other current assets                                                 358,100              281,109
                                                                                            -------------        -------------
             Total current assets                                                              24,554,383           24,753,529

        Fixed assets, net                                                                       1,857,171            1,681,390
        Prepaid royalties, net of current portion                                                 143,000              143,000
        Intangible assets, net                                                                    116,798              151,690
        Restricted cash                                                                                --            4,035,414
        Other assets                                                                               18,086               18,086
                                                                                            -------------        -------------

             Total assets                                                                   $  26,689,438        $  30,783,109
                                                                                            =============        =============


     Liabilities and Shareholders' Equity
        Accounts payable                                                                    $     875,929        $     458,504
        Accrued expenses                                                                        1,290,209            1,162,098
        Accrued wages and other compensation                                                      970,787              768,975
        Convertible debentures, net                                                             7,493,170                   --
        Advances against future sales                                                                  --              619,702
                                                                                            -------------        -------------
             Total current liabilities                                                         10,630,095            3,009,279

        Advances against future sales, net of current portion                                   1,000,000            1,000,000
        Convertible debentures, net                                                                    --            6,580,872
        Other liabilities                                                                         100,000              100,000
                                                                                            -------------        -------------
             Total liabilities                                                                 11,730,095           10,690,151
                                                                                            -------------        -------------

        Commitments and contingencies

        Shareholders' equity
        Common stock, $.03 par value;  80,000,000 shares  authorized,
            55,074,648 and 54,063,897  shares  issued and  outstanding
            (excluding  $551 in 2001 and 2000, held in Treasury)
            in 2001 and 2000, respectively                                                      1,652,238            1,621,916
          Deferred compensation                                                                   (97,313)                  --
          Paid in capital                                                                     111,012,622          108,965,351
          Accumulated deficit                                                                 (97,608,204)         (90,494,309)
                                                                                            -------------        -------------
             Total shareholders' equity                                                        14,959,343           20,092,958
                                                                                            -------------        -------------


             Total liabilities and shareholders' equity                                     $  26,689,438        $  30,783,109
                                                                                            =============        =============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                         Three Months Ended September 30,
                                                               2001           2000
                                                          ------------    ------------
Revenues
    Product sales                                         $  1,712,646    $  1,661,735
    License fee                                                     --         100,000
                                                          ------------    ------------
    Total Revenues                                           1,712,646       1,761,735

Cost of Goods Sold                                             403,340         580,202
                                                          ------------    ------------

Gross Margin                                                 1,309,306       1,181,533
                                                          ------------    ------------

Expenses
    Research and development, net                            2,169,132       1,362,475
    Selling, general and administrative                        686,587         999,987
    Patents                                                     68,368          46,536
    Depreciation and amortization                              169,524         167,620
                                                          ------------    ------------

       Total operating expenses                              3,093,611       2,576,618
                                                          ------------    ------------

Loss from operations                                        (1,784,305)     (1,395,085)

Other income (expense)
    Interest income                                            194,396         314,905
    Other income (expense), net                                 18,419          (9,192)
    Interest expense                                          (425,556)       (441,787)
                                                          ------------    ------------
    Other expense, net                                        (212,741)       (136,074)
                                                          ------------    ------------

Net loss                                                  ($ 1,997,046)   ($ 1,531,159)
                                                          ============    ============

Net loss per share
    - basic and diluted                                   ($       .04)   ($       .03)
                                                          ============    ============


Weighted average shares outstanding - basic and diluted     54,872,472      52,986,170
                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                         Nine Months Ended September 30,
                                                               2001           2000
                                                          ------------    ------------
Revenues
    Product sales                                         $  4,218,441    $  3,740,152
    License fee                                                 80,000         100,000
                                                          ------------    ------------
    Total Revenues                                           4,298,441       3,840,152

Cost of Goods Sold                                           1,268,589       1,337,893
                                                          ------------    ------------

Gross Margin                                                 3,029,852       2,502,259
                                                          ------------    ------------

Expenses
    Research and development, net                            6,127,604       3,733,144
    Selling, general and administrative                      2,817,717       2,838,476
    Patents                                                    195,306         128,433
    Depreciation and amortization                              492,811         376,838
                                                          ------------    ------------

       Total operating expenses                              9,633,438       7,076,891
                                                          ------------    ------------

Loss from operations                                        (6,603,586)     (4,574,632)

Other income (expense)
    Interest income                                            742,684         739,345
    Other income (expense), net                                 24,561          (2,370)
    Interest expense                                        (1,277,553)       (438,578)
                                                          ------------    ------------
    Other (expense) income, net                               (510,308)        298,397
                                                          ------------    ------------

Net loss                                                  ($ 7,113,894)   ($ 4,276,235)
                                                          ============    ============

Net loss per share
    - basic and diluted                                   ($       .13)   ($       .08)
                                                          ============    ============


Weighted average shares outstanding - basic and diluted     54,470,720      51,506,739
                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                Nine Months Ended September 30,
                                                                     2001            2000
                                                                ------------    ------------
Cash flows from operating activities
  Net loss                                                      ($ 7,113,894)   ($ 4,276,235)
   Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                                 492,811         376,838
       Amortization of Debt Discount and Issuance costs              912,296              --
       Non-cash compensation charge - consultant compensation        122,993              --
  Changes in operating assets and liabilities
       Inventory                                                     322,620         723,328
       Receivables                                                  (548,269)       (292,468)
       Prepaid expenses and other current assets                     (76,991)        (88,368)
       Advanced royalties                                              6,591         202,363
       Accounts payable                                              417,425        (380,555)
       Accrued expenses                                              128,111         160,799
       Accrued wages                                                 201,812         173,354
                                                                ------------    ------------

       Total adjustments                                           1,979,399         875,291
                                                                ------------    ------------

  Net cash flows used in operating activities                     (5,134,495)     (3,400,944)

Cash flows from investing activities
     Purchases of fixed assets, net                                 (633,699)       (550,440)
                                                                ------------    ------------

  Net cash flows used in investing activities                       (633,699)       (550,440)
                                                                ------------    ------------

Cash flows from financing activities
    Advances against future sales                                   (619,702)     (1,429,199)
    Proceeds from issuance of common stock
         and exercise of warrants, net                             2,429,826      22,219,549
    Proceeds from issuance of convertible debentures, net                 --       6,178,324
    Pricing adjustment for private placement, net                   (572,539)             --
   Proceeds from exercise of equity credit line                           --       2,145,905
    Increase in restricted cash                                      (71,399)     (4,006,294)
   Decrease in notes payable                                              --        (338,128)
                                                                ------------    ------------

Net cash provided by financing activities                          1,166,186      24,770,157

Net increase (decrease) in cash and cash equivalents              (4,602,008)     20,818,773

Cash and cash equivalents at beginning of year                    22,480,777       2,918,554
                                                                ------------    ------------

Cash and cash equivalents at end of period                      $ 17,878,769    $ 23,737,327
                                                                ============    ============

Supplemental disclosure:
Interest Paid                                                   $    240,000              $-
                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2. Liquidity and Business Risks

     While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At September 30, 2001, the Company has an accumulated deficit of $97,608,204. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $17.9 million as of September 30, 2001, combined with the cash received of approximately $25 million during October 2001 from the sale of the Company's ophthalmic business (see Note 7), will be sufficient to support the Company's continuing operations through at least the middle of 2004. Additionally, as of September 30, 2001, $1.7 million remained available under the Company's equity line of credit.

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

     Through September 30, 2001, Bausch and Lomb has provided the Company with $5 million in cash advances against future sales, of which approximately $1.0 million is outstanding at September 30, 2001. An additional $1 million is due from Bausch and Lomb upon the receipt of regulatory approval for LE-T in the United States. Bausch & Lomb is entitled to recoup the advances by withholding certain amounts against payments for future purchases of the active drug substance, based on the advances made, until all the advances have been repaid. The Company may be obligated to repay such advances if it is unable to supply Bausch & Lomb with certain specified quantities of the active drug substance.

     Bausch & Lomb also collaborates in the development of products by making available amounts up to 50% of the Phase III clinical trial costs. The Company has retained certain conditional co-marketing rights to all of the products covered by the Marketing Agreement and the New Territories Agreement.

     Total receivables from Bausch & Lomb as of September 30, 2001 and December 31, 2000 were $1,360,977 and $870,043, respectively.

     In October 2001, the Company sold its ophthalmic business, including the Company's rights under the above agreements to Bausch & Lomb (see Note 7).

5. Common Stock Transactions

     During the third quarter of 2001, the Company issued 140,738 shares of its common stock upon the exercise of warrants, and received consideration of $308,071.

     During the third quarter of 2001, the Company issued 542,299 shares of the common stock of the Company and issued warrants to purchase up to 285,587 shares of the Company's common stock (at a price of $2.18 per share exercisable through February 2002), to one of the investors in the September 2000 private placement of convertible debentures and common stock. Under the terms of the private Placement, the investor had the right to purchase these additional shares. The Company received consideration of $1,896,749.

     During the second quarter of 2001, the Company issued 38,750 shares of its common stock upon the exercise of warrants, and received consideration of $50,863.

     During the first  quarter of 2001,  the Company  paid  $572,539  and issued

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


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

     During the first nine months of 2001, the Company modified the terms of certain incentive and nonqualified stock options granted to three of the Company's former employees who entered into consulting relationships with the Company. Accordingly, the Company expensed $122,993 as consultant compensation for the value of the currently vested options and recorded $97,313 as deferred compensation for the value of the unvested options.

6. Segment and Geographic Information

     The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

     Geographic information for the three and nine months ending September 30, 2001 and 2000 are as follows:

                                Three months ended             Nine months ended
                                   September 30,                 September 30,
                                2001           2000           2001           2000
                                ----           ----           ----           ----
          Net revenues
            United States   $ 1,712,646    $ 1,761,735    $ 4,298,441    $ 3,840,152
            Israel                   --             --             --             --
                            -----------    -----------    -----------    -----------
                            $ 1,712,646    $ 1,761,735    $ 4,298,441    $ 3,840,152
                            ===========    ===========    ===========    ===========
          Net loss
            United States   ($1,880,750)   ($1,432,454)   ($6,735,463)   ($4,000,498)
            Israel             (116,296)       (98,705)      (378,431)      (275,737)
                            -----------    -----------    -----------    -----------
                            ($1,997,046)   ($1,531,159)   ($7,113,894)   ($4,276,235)
                            ===========    ===========    ===========    ===========

7. Subsequent Event

     In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic business for cash and assumption of certain ongoing obligations. The Company received approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company. The Company will not have any product sales beginning in the fourth quarter of 2001.

     Bausch & Lomb also is acquiring future extensions of LE formulations including LE-T, a product currently in Phase III clinical trial. Bausch & Lomb will pay the Company approximately $14 million, with the actual payment price based on

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


     the date of FDA approval of this new combination therapy. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company continues to participate in the clinical development of LE-T and, consistent with the Company's 1995 Marketing Agreement with Bausch & Lomb, will contribute up to 50% of the first $3 million of clinical costs and 100% thereafter.

     As a result of this transaction, the Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.2 million of this amount is to be paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive a portion of the proceeds payable to the Company following FDA approval of LE-T, as well as a portion of its milestone payment.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarters ended September 30, 2001 and 2000

Product sales revenue totaled $1,712,646 for the quarter ended September 30, 2001, a 3% increase from $1,661,735 for the quarter ended September 30, 2000. Product sales increases reflect market share gains and a change in the product mix for the Company's Lotemax and Alrex ophthalmic products.

Cost of goods sold for the quarter ended September 30, 2001 totaled $403,340, decreasing 30% from $580,202 for the quarter ended September 30, 2000. The lower cost of goods sold is principally due to the lower cost of Drug Substance. The lower cost of Drug Substance reflects the change in product mix as sales of the Company's Alrex product increased substantially over the year ago period. Alrex utilizes less of the Company's Drug Substance than Lotemax.

Total operating expenses increased $516,993 or 20%, from $2,576,618 in 2000 to $3,093,611 in 2001. The increase is primarily due to increased research and development costs partially offset by lower general and administrative expenses.

Net research and development expenses increased by $806,657 or 59%, from $1,362,475 in 2000 to $2,169,132 in 2000. The increase in R&D expense is primarily due to increased expenditures, including increased employee staffing levels, related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

Selling, general and administrative expenses decreased by $313,400 or 32%, from $999,987 in 2000 to $686,587 in 2001. The decrease is primarily due to a shift of resources from administrative functions to research and development functions, as well as lower investor relation spending.

Other expense, net, increased by $76,667, from $136,074 in 2000 to $212,741 in 2001. Interest expense was similar in both periods, however, lower interest income, resulting from lower average cash balances and lower interest rates, was the primary reason for the increase in net expense.

Nine Months ended September 30, 2001 and 2000

Product sales revenue totaled $4,218,441 for the nine months ended September 30, 2001, a 13% increase from $3,740,152 for the nine months ended September 30, 2000. Product sales increases reflect market share gains and a change in the product mix for the Company's Lotemax and Alrex ophthalmic products.

Cost of goods sold for the nine months ended September 30, 2001 totaled $1,268,589, decreasing 5% from $1,337,893 for the nine months ended September 30, 2000. The lower cost of goods sold is principally due to the lower cost of Drug Substance related to the change in product mix. The decrease in Cost of goods sold was partially offset by higher license expense resulting from increased product sales.

Total operating expenses increased $2,556,547 or 36%, from $7,076,891 in 2000 to $9,633,438 in 2001. The increase is principally due to higher research and development expenses, and, to a lesser extent, increased depreciation expense.

Net research and development expenses increased by $2,394,460 or 64%, from $3,733,144 in 2000 to

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


$6,127,604 in 2001. The increase in R&D expense is primarily due to increased expenditures, including increased employee staffing levels, related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

Depreciation and amortization expenses increased by $115,973, or 31%, from $376,838 in 2000 to $492,811 in 2001, reflecting increased depreciation expense relating to laboratory equipment purchases.

Other income / expense, net, decreased by $808,705, from income of $298,397 in 2000 to expense of $510,308 in 2001. The primary cause of this change was the interest expense, including the amortization of debt discount and issuance costs, related to the Convertible Debentures issued by the Company in September 2000.

Liquidity and Capital Resources

While the Company has generated revenue through the sale of its approved products in the market, it has incurred operating losses since its inception. At September 30, 2001, the Company has an accumulated deficit of $97,608,204. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $13.9 million, including cash and cash equivalents of $17.9 million, as of September 30, 2001. During the nine months ended September 30, 2001, the Company received $2.4 million from the exercise of previously outstanding warrants and options to purchase the Company's common stock. Management believes that cash and cash equivalents of $17.9 million as of September 30, 2001, combined with the cash received of approximately $25 million during October 2001 from the sale of the Company's ophthalmic business, will be sufficient to support the Company's continuing operations through at least the middle of 2004. Additionally, as of September 30, 2001, $1.7 million remained available under the Company's equity line of credit. The Company continues to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain the additional financing that is required to continue the development of its products and bring them to commercial markets.

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

Item 4   Submissions of Matters to Vote of Security Holders            NONE

Item 5   Other Information                                             NONE

Item 6   Exhibits and Reports on Form 8-K                              NONE

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PHARMOS CORPORATION



Dated: November 13, 2001
                                            by: /s/ Robert W. Cook
                                               ---------------------------------
                                                Robert W. Cook
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)