Form 10-K
period 2001-12-31
PHARMOS CORP
filed 2002-04-11
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                        Commission File No. 0-11550
December 31, 2001

                               Pharmos Corporation
             (Exact name of registrant as specified in its charter)

      Nevada                                             36-3207413
(State or other jurisdiction of                    (IRS Employer Id. No.)
incorporation or organization)

                         99 Wood Avenue South, Suite 311
                                Iselin, NJ 08830
               (Address of principal executive offices) (zip code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's Common Stock at March 15, 2002 held by those persons deemed to be non-affiliates was approximately $98,777,140.

   As of March 15, 2002, the Registrant had outstanding 56,573,792 shares of its $.03 par value Common Stock.

                                     PART I

Item 1.  Business

Introduction

Pharmos Corporation is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of inflammatory and neurological disorders such as traumatic brain injury and stroke. Although we do not currently have any approved products, we have an extensive portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities. Prior to the sale of our existing ophthalmic product line to Bausch & Lomb Incorporated in October of last year, we had two successful ophthalmic products on the market. To date, our principal sources of cash have been the sale of our existing ophthalmic business, revenues from our ophthalmic product line, private financings and research grants.

Dexanabinol, Pharmos' lead central nervous system product, is currently undergoing a pivotal Phase III clinical trial for severe traumatic brain injury in Europe and Israel. The study is expected to enroll a total of 860 patients, including patients in the U.S. upon receipt of necessary FDA authorization. Fifty-four centers are currently participating in the trial, which number may ultimately increase to ninety by the end of the year. The Phase II studies, completed in early 2000, revealed that the drug inhibited the increase in intracranial pressure above 25mmHg, the level of pressure above which is considered to be a prognostic indicator of poor outcome. This result was statistically significant. The study also showed a trend of efficacy in the drug treated groups versus the placebo group and, within the most severely injured patients, a more than two-fold increase in the percentage of those achieving good recovery (28.0% in the dexanabinol group vs. 11.7% in the placebo group) was demonstrated. In addition, neurological recovery appeared to be accelerated in the dexanabinol treated group, such that the percentage of dexanabinol patients achieving good recovery at one month after injury was significantly higher than in the placebo group.

Pharmos has identified several promising new compounds based upon its program to develop synthetic relatives of the active ingredient in cannabis. Preclinical investigations are underway for compounds to treat stroke, multiple sclerosis, neuropathic pain and Parkinson's disease.

On October 9, 2001, Pharmos sold all of its rights to its existing ophthalmic product line to Bausch & Lomb for cash and assumption of certain ongoing obligations. The disposition had two parts, one for its two products already on the market, Lotemax(R) and Alrex(R), and the second part for a medication now in Phase III clinical trials, a product known as LE-T, involving a combination of loteprednol etabonate and the antibiotic tobramycin. Based on meeting certain new product milestones for LE-T in the future, the gross proceeds of the total disposition may reach $49 million.

Pharmos received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription anti-inflammation and allergy products that have been manufactured and marketed by Bausch & Lomb under a 1995 Marketing Agreement with Pharmos and for the rights to any future extensions of LE-T. Additionally, Pharmos may receive up to an additional $14 million in gross proceeds, adjusted based on the date of FDA approval of this new combination therapy. An additional milestone payment of up to $10 million could be paid to Pharmos to the extent certain sales levels are exceeded in the first two years following commencement of sales in the U.S. Pharmos will pay the loteprednol etabonate patent owner/licensor 11% of any such gross proceeds and 14.3% of any such milestone payment. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T based on the arrangement with Bausch & Lomb.

Strategy

Pharmos' business is the discovery and development of new drugs to treat a range of inflammatory and neurological disorders such as traumatic brain injury and stroke. We seek to enter into collaborative relationships with established pharmaceutical companies to complete development and commercialization of our products.

Pharmos is applying its experience in rational drug design, novel drug delivery technology and high through-put screening in developing products directed at several fields including neuroprotective compounds for traumatic brain injury and stroke, and synthetic, non-psychotropic compounds related to cannabis for neurological, vascular and other conditions involving inflammatory processes.

Products

Platform Technologies

Pharmos is developing two families of compounds based on scientific knowledge of the medicinal activities of cannabis. Since these compounds are chemically similar in several ways to the main active component of cannabis, they are referred to as cannabinoids. The company utilizes state-of-the-art technologies to synthesize, evaluate and develop new cannabinoid molecules that exhibit enhanced therapeutic benefit but do not display the undesirable, psychotropic effects seen with cannabis. Pharmos continues to expand its library of compounds through a hybrid methodology combining the rational design of compounds based on knowledge of detailed molecular requirements for drug activity with combinatorial chemistry, a technique that utilizes randomized chemical reactions to synthesize large numbers of different molecules. In contrast to the conventional random methods of combinatorial chemistry, this hybrid approach leads to a larger percentage of synthesized compounds that demonstrate activity in screening assays and increases the potential of developing potent and selective drug candidates.

Pharmos' chemical library consists of two chemically distinct cannabinoid platforms, tricyclic dextrocannabinoids and bicyclic cannabinoids. The two classes of synthetic cannabinoids have different mechanisms of action, but there is considerable overlap in their therapeutic potential for treating neurological, cardiovascular, autoimmune and inflammatory disorders.

Tricyclic dextrocannabinoids

The tricyclic dextrocannabinoids, for which dexanabinol is the prototype, do not bind to either of the two known classes of cannabinoid receptors. Therefore, this family of compounds does not show the psychotropic and other negative side effects seen with naturally occurring cannabinoids. Drug candidates in this family display biological activity by blocking the activation of specific channels in nerve cells and/or inhibiting several major inflammatory mechanisms. Both activities may reduce the amount of sudden and programmed cell death caused by certain disorders.

In addition to dexanabinol, which is currently undergoing a Phase III clinical study for the treatment of severe head injury, other tricyclic dextrocannabinoids are under evaluation in preclinical models for stroke; neuropathic pain, which results from nerve damage or dysfunction; nociceptive pain, which is caused by activation of nerve sensors as a result of acute tissue damage; neurodegenerative disorders such as Parkinson's disease; and autoimmune disorders such as multiple sclerosis, inflammatory bowel disease, rheumatoid arthritis, etc.

Dexanabinol

Dexanabinol is Pharmos' lead central nervous system product aimed at treating severe head trauma. It is a member of the tricyclic family of compounds, therefore it is similar in structure to cannabis but is designed to avoid the unwanted psychotropic and sedative effects while retaining properties as an agent to reduce inflammation and pain.

In 1996, a Phase I study of rising dose tolerance in healthy volunteers (50 subjects) showed dexanabinol to be safe and well tolerated at doses up to and including the expected therapeutic doses. In late 1996, Pharmos commenced a Phase II study conducted at six medical centers in Israel on patients with severe head injury. This trial was reviewed and approved by the American Brain Injury Consortium and the European Brain Injury Consortium.

In 1998, Pharmos announced the results of the first two cohorts of the three cohort Phase II Clinical Study involving 67 patients. Clinical endpoints established an excellent safety profile of the drug in the treated patients. There were no unexpected adverse experiences reported for either the drug treated or placebo group. Intracranial pressure above a threshold of 25 mmHg, an important risk factor and a predictor of poor neurological outcome, was significantly reduced in the drug-treated patients through the third day of treatment, without a concomitant reduction in systolic blood pressure. The mortality rate of 10% (3/30) in the dexanabinol group compared favorably with a 13.5% rate in the placebo group (5/37). The investigators concluded that dexanabinol was shown to be safe and well tolerated in severe head trauma patients. Neurological outcomes in the study, assessed periodically up to 6 months after injury, established a strong trend of efficacy. The percentage of patients achieving Good Neurological Outcome, the highest score on the five level Glasgow Outcome Score used to assess the recovery of head trauma patients, was higher in the drug-treated group at each measurement. Among the most severely injured patients in the study, a better outcome was consistently observed among the drug treated group than among the placebo treated group. Patients received an intravenous injection of either dexanabinol or placebo within 6 hours of the injury. Demographically, all 67 patients were fairly representative of the characteristics describing severe head trauma.

In early 2000, Pharmos announced the results of the third cohort of the Phase II Clinical Study. The study concluded that the Phase II goals of establishing the safety of dexanabinol in traumatic brain injury and the dosing parameters for a pivotal study were met. 101 patients in total were enrolled in the multi-center, double-blind, randomized Phase II study, which was carried out in six trauma centers in Israel affiliated with the American Brain Injury Consortium. Fifty-two of the patients were treated with dexanabinol at three separate doses and forty-nine received a placebo. In the third cohort, thirty-three patients received an intravenous injection of either 200 mg. of dexanabinol (N=21) or placebo (N=12) within six hours of injury. Demographically, these patients were fairly representative of the traumatic brain injury population, comprising mostly young men injured in motor vehicle accidents. However, the dexanabinol and placebo groups differed with respect to several important baseline entry parameters affecting the patients' prognosis; for example, injury severity as determined by the Glasgow Coma Scale was significantly worse in the treated group than in the placebo group. In addition, the patients' Computerized Tomography classifications indicating the extent of the brain injury were worse in the drug-treated group compared to placebo. Predictably, the strong trend for better neurological outcome in comparison with placebo that was observed in the first two cohorts was not repeated in this cohort. Nevertheless, intracranial pressure above a threshold of 25mmHg, a major risk factor affecting the prognosis of traumatic brain injury, was lower 40-70% of the time during the first days after injury in the treated group vs. the placebo group. This result was similar to those of the previous two cohorts (48mg. and 150mg. doses) reported in 1998. An analysis of patient performance on the Galveston Orientation and Amnesia Test demonstrated significantly better results in the dexanabinol treated patients at 1, 3 and 6 months follow-up compared to placebo. The Galveston Orientation and Amnesia Test is a neurological test that measures awareness of surroundings and ability to remember.

The 6 month outcome as measured by the Glasgow Outcome Score was similar in the treated and placebo groups as a whole, a comparison of outcome within the subgroup of very severe (Glasgow Coma Scale 4-6) patients revealed a more than two-fold increase in the percentage of those achieving good recovery (28.0% in the dexanabinol group vs. 11.7% in the placebo group). In addition, neurological recovery appeared to be accelerated in the dexanabinol treated group, such that the percentage of dexanabinol patients achieving good recovery (measured by Glasgow Outcome Score) at 1 month was significantly higher than in the placebo group (17% vs. 2%, p<0.02).

During January 2001, Pharmos announced that its international pivotal trial of dexanabinol for severe traumatic brain injury commenced in Europe and Israel. The purpose of the Phase III study is to determine the safety and efficacy of dexanabinol in severe traumatic brain injury patients. The study is expected to enroll a total of 860 patients, including patients in the U.S. upon receipt of necessary FDA authorization. Fifty-four centers are currently participating in the trial. Approximately 90 centers in Europe, the U.S. and Israel are expected to participate in the study. European countries participating in the study include Belgium, Finland, France, Germany, Italy, the Netherlands and the U.K., along with Israel. Pharmos is collaborating with the European Brain Injury
Consortium and the American Brain Injury Consortium in a number of areas, including recruitment efforts with trauma centers.

Bicyclic cannabinoids

As with the tricyclic dextrocannabinoids, the bicyclic cannabinoids do not display the unwanted psychotropic side effects seen with natural cannabinoids because they do not bind to cannabinoid receptors known as CB1, which are located predominately in the brain. However, the molecular activity of the bicyclics is different from the tricyclics in that the bicyclic cannabinoids bind with high affinity to cannabinoid receptors known as CB2, which are located on immune and inflammatory cells. Such binding of bicyclic cannabinoids to CB2 receptors leads to the inhibition of certain intracellular processes that would normally lead to activation of inflammatory processes. Therefore, active bicyclic cannabinoids may help prevent certain cells from activating inflammation pathways.

Pharmaceuticals that activate CB2 receptors may be important in treating various autoimmune, inflammatory or degenerative disorders. Several candidates from Pharmos' bicyclic cannabinoid library have shown promise in animal models for autoimmune disorders including multiple sclerosis, inflammatory bowel disease, rheumatoid arthritis, and insulin dependent diabetes mellitus; for neuropathic and nociceptive pain; and for neurodegeneration seen in Parkinson's disease.

Loteprednol Etabonate

Loteprednol etabonate is a unique steroid, designed to act in the eye and alleviate inflammatory and allergic conditions, and is quickly and predictably reduced into inactive particles before it reaches the inner eye or systemic circulation. This results in improved safety by avoiding the side effects related to exposure to most ocular steroids. In the eye, the most unwanted side effect of steroids is the elevation of intra-ocular pressure, which can be sight threatening. While steroids, for lack of an alternative, are regularly used for severe inflammatory conditions of the eye, milder conditions, such as allergies, are preferentially treated with less effective non-steroidal agents.

LE-T, a loteprednol etabonate-based eye drug combined with the antibiotic tobramycin that was sold to Bausch & Lomb as part of the ophthalmic business disposition in October 2001, is undergoing a further clinical trial before submitting the New Drug Application for FDA approval. Upon successful completion of the clinical trial, Bausch & Lomb expects to file the New Drug Application with the FDA.

In October 2001, Pharmos sold all of the assets of its existing ophthalmic business to Bausch & Lomb. Pharmos retains no residual rights to Lotemax(R) or Alrex(R), two commercially-available products which were included in the assets sold to Bausch & Lomb, but may receive up to a maximum gross $14 million based on the date of FDA approval of LE-T, and receive an additional fee of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. In addition, Pharmos has agreed to pay for up to $3.75 million of the clinical development costs of LE-T, depending upon the total developmental costs for LE-T. There are several products currently on the market against which LE-T would compete, with Alcon's Tobradex(R) being the largest selling product in the category.

SERM Platform

Pharmos has developed a library of new proprietary compounds, called Selective Estrogen Receptor Modulators (SERM), which have been synthesized and screened primarily on the basis of their binding activity to estrogen receptors. Pharmos believes these compounds may be active against various forms of cancer, including some cancers that are not hormone dependent such as pancreatic cancer and malignant melanoma. In addition to its anti-cancer potential, this platform could provide drug candidates to treat various estrogen-related conditions, such as post-menopausal osteoporosis, cardiovascular disease and mood and cognitive disorders. This platform is at an early stage of discovery.

Competition

The pharmaceutical industry is highly competitive. Pharmos competes with a number of pharmaceutical companies that have financial, technical and marketing resources significantly greater than those of Pharmos. Some companies with established positions in the pharmaceutical industry may be better equipped than Pharmos to develop and market products in the markets Pharmos is seeking to enter. A significant amount of pharmaceutical research is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with Pharmos in recruiting highly qualified scientific personnel.

Pharmos is pursuing areas of product development in which there is a potential for extensive technological innovation. Pharmos' competitors may succeed in developing products that are more effective than those of Pharmos. Rapid technological change or developments by others may result in Pharmos' potential products becoming obsolete or non-competitive.

Collaborative Relationships

Pharmos' commercial strategy is to develop products independently and, where appropriate, in collaboration with established pharmaceutical companies and institutions. Collaborative partners may provide financial resources, research and manufacturing capabilities and marketing infrastructure to aid in the commercialization of Pharmos' products in development and potential future products. Depending on the availability of financial, marketing and scientific resources, among other factors, Pharmos may license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit Pharmos' flexibility in pursuing alternatives for the commercialization of its products. Due to the often unpredictable nature of the collaborative process, we cannot be sure that we will be able to establish any additional collaborative arrangements or that, if established, any such relationships will be successful.

Bausch & Lomb

In October 2001, Pharmos sold to Bausch & Lomb all of its rights to manufacture and market Lotemax(R) and Alrex(R) and the third loteprednol etabonate-based product, LE-T, which continues to be developed by Bausch & Lomb. As part of the sale agreement, Pharmos will receive up to an additional $14 million in gross proceeds, based upon the date of

FDA approval of the product, and a milestone payment of up to an additional $10 million if actual sales during the first two years following commercialization exceed agreed-upon forecasted amounts. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T based on the arrangement with Bausch & Lomb and will have a passive role as a member of a joint committee overseeing the development of LE-T.

Pharmos will pay Dr. Nicholas Bodor, the loteprednol etabonate patent owner and licensor, who is also a former director of and consultant to our company, a total of approximately $2.7 million from the initial proceeds of the sale of Lotemax(R) and Alrex(R) in return for his consent to Pharmos' assignment of its rights under the license agreement to Bausch & Lomb. Pharmos will also pay Dr. Bodor 11% of our LE-T proceeds due upon FDA approval and 14.3% of the payment we will receive in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S.

Patents, Proprietary Rights and Licenses

Patents and Proprietary Rights

Proprietary protection generally has been important in the pharmaceutical industry, and the commercial success of products incorporating Pharmos' technologies may depend, in part, upon the ability to obtain strong patent protection.

Some of the technologies underlying Pharmos' potential products were invented or are owned by various third parties, including the Hebrew University of Jerusalem. Pharmos is the licensee of these technologies under patents held by the applicable owner through licenses that generally remain in effect for the life of the applicable patent. Pharmos generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. Pharmos also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop its competitive position. Pharmos' policy is to protect its technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that it considers important to the development of its business. Pharmos intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products it develops.

The patent positions of pharmaceutical firms, including Pharmos, are uncertain and involve complex factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before or after the patent is issued. Consequently, Pharmos does not know whether any of the pending patent applications underlying the licensed technology will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Pharmos cannot be certain that it or its licensors, as the case may be, were the first creators of inventions covered by pending and issued patents or that it or its licensors, as the case may be, were the first to file patent applications for such inventions. Moreover, Pharmos may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to Pharmos, even if the eventual outcome is favorable to Pharmos. The results of the judicial process are often uncertain, and we cannot therefore be sure that a court of competent jurisdiction will uphold the patents, if issued, relating to the licensed technology, or that a competitor's product will be found to infringe such patents.

Other pharmaceutical and drug delivery companies and research and academic institutions may have filed patent applications or received patents in Pharmos' fields. If patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, it is possible that Pharmos would not be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

Pharmos also relies upon trade secret protection for its confidential and proprietary information. It is always possible that others will independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Pharmos' trade secrets.

It is Pharmos' policy to require its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting or advisory relationships with Pharmos. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Pharmos is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and certain consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be the exclusive property of Pharmos. Due to the vital nature of trade secrets and the often uncertain results of the judicial process, we cannot be sure, however, that these agreements will provide meaningful protection or adequate remedies for Pharmos' trade secrets in the event of unauthorized use or disclosure of such information. Pharmos' patents and licenses underlying its potential products described herein are summarized below.

Neuroprotective Agents. Pharmos has licensed from the Hebrew University of Jerusalem, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering new compounds that have demonstrated beneficial activity which may prevent damage or death to nerve cells resulting from various diseases and disorders of the nervous system while appearing to be devoid of most of the deleterious side effects usually associated with this class of compounds. Several patents have been designed to protect this family of compounds and their uses devised by Pharmos and the inventors. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 2000. These patents cover dexanabinol, which is under development for the treatment of head trauma and other conditions, and new molecules discovered by modifying the chemical structure of dexanabinol.

Site-Specific Drugs. In the general category of site-specific drugs that are active mainly in the eye and have limited systemic side effects, Pharmos licensed several patents from Dr. Nicholas Bodor. It assigned its rights under the Bodor license to Bausch & Lomb in October 2001 in connection with its sale of its existing ophthalmic business. The earliest patents date from 1984 and the most recent from 1996. Some of these patents cover loteprednol etabonate-based products and its formulations.

Selective Estrogen Receptor Modulators (SERM). Pharmos has filed patent applications in the U.S., Israel, Australia, Canada, Japan, Brazil, Korea and the European Patent Office to protect certain derivatives of tamoxifen, a drug approved by the FDA, and other steroid hormones, and molecules that oppose the hormones' activities. In July 1997, the U.S. Patent and Trademark Office issued a patent with claims covering the compounds themselves and their use. A second patent issued in July 2000 claims the use of these compounds as agents to inhibit growth of new blood vessels, a potential method of treating various cancers. Pharmos believes that these charged derivatives are superior to the parent compounds in that they are devoid of central nervous system side effects.

Emulsion-based Drug Delivery Systems. In the general category of SubMicron Emulsion technology, Pharmos licensed two patents from the Hebrew University of Jerusalem and has separately filed ten patent applications that are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by Pharmos and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SubMicron Emulsion technology date from 1986 and the most recent from 1996. These patents cover a broad range of new formulations, which improve the absorption of drugs that are poorly soluble in water.

Licenses

As discussed above, Pharmos licenses patents covering neuroprotective agents and emulsion-based drug delivery systems from the Hebrew University of Jerusalem. Pharmos assigned its rights as licensee of Dr.

Bodor's loteprednol etabonate ophthalmic compounds to Bausch & Lomb in October 2001.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products. In order to undertake clinical tests, to produce and market products for human therapeutic or diagnostic use, mandatory procedures and safety standards established by the FDA in the U.S. and comparable agencies in other countries must be followed.

The standard process required by the FDA before a pharmaceutical agent may be marketed in the U.S. includes the following steps:

      (i) Preclinical studies including laboratory evaluation and animal studies to test for initial safety and efficacy;

      (ii) Submission to the FDA of an Investigational New Drug Application, which must become effective before human clinical trials may commence;

      (iii) Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application;

      (iv) Submission to the FDA of a New Drug Application, which application is not automatically accepted by the FDA for consideration; and

      (v) FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug.

In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered or licensed by the FDA for each product that is manufactured at that facility. U.S. manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with current Good Manufacturing Practices, requirements applicable to the production of pharmaceutical drug products.

Preclinical studies include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical studies are submitted to the FDA as part of an Investigational New Drug Application, and unless the FDA objects, the application will become effective 30 days following its receipt by the FDA.

Clinical trials involve the administration of the drug to healthy volunteers and/or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the application. Each clinical study is approved and monitored by an independent Institutional Review Board or Ethics Committee at each clinical site who will consider, among other things, ethical factors, informed consents, the safety of human subjects and the possible liability of the institution conducting a clinical study.

Clinical trials typically are conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety and clinical pharmacology such as metabolism. Phase II involves detailed evaluation of safety and efficacy of the drug in patients with the disease or condition being studied. Phase III trials consist of larger scale evaluation of safety and efficacy and usually require greater patient numbers and multiple clinical trial sites, depending on the clinical indications for which marketing approval is sought.

The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further post-marketing testing. The FDA also may conclude that the submission is not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the New Drug Application, and further review. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product for clinical indications other than those for which the product was approved initially. Also, the FDA may require post-market testing and surveillance programs to monitor the drug's efficacy and side effects.

Marketing of pharmaceutical products outside of the U.S. are subject to regulatory requirements that vary widely from country to country. In the European Union, the general trend has been towards coordination of the common standards for clinical testing of new drugs. Centralized approval in the European Union is coordinated through the European Medicines Evaluation Agency, or EMEA.

The level of regulation outside of the U.S. varies widely. The time required to obtain regulatory approval from comparable regulatory agencies in each country may be longer or shorter than that required for FDA or EMEA approval. In addition, in certain markets, reimbursement may be subject to governmentally mandated prices.

Corporate History

Pharmos Corporation, a Nevada corporation, formerly known as Pharmatec, Inc., was incorporated under the laws of the State of Nevada on December 20, 1982. On October 29, 1992, Pharmos, the Nevada Corporation, completed a merger with a privately held New York corporation known as Pharmos Corporation, and in 1992 acquired all of the outstanding shares of Xenon Vision, Inc., a privately held Delaware corporation.

Human Resources

As of January 1, 2002, Pharmos had 70 employees (62 full-time and 8 part-time), including 11 in the U.S. (2 part-time) and 59 in Israel (6 part-time), of whom approximately 29 hold doctorate or medical degrees.

Pharmos' employees are not covered by a collective bargaining agreement. Pharmos has never experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

Pharmos' subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for research and development of dexanabinol, SubMicron Emulsion technology for injection and nutrition as well as for research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes. Pharmos has received an aggregate of $3,348,189 under such agreements through December 31, 2001. Pharmos will be required to pay royalties to the Chief Scientist ranging from 2% to 5% of product sales, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments per product are limited to the amount of funding received to develop that product. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See "Conditions in Israel."

Pharmos received funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation to develop Lotemax(R) and LE-T. Pharmos was required to pay royalties to this foundation on product sales, if any, of 2.5%, through September 1999, then 5% thereafter, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to 150% of the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel. During October 2001, in connection with the sale of Pharmos's existing ophthalmic business, Pharmos paid the foundation royalties of approximately $1.0 million for Lotemax(R) which concluded Pharmos' obligation to pay royalties to the foundation for Lotemax(R).

In April 1997, Pharmos signed an agreement with the Magnet consortium, operated by the Office of the Chief Scientist, for developing generic technologies and for the design and development of drug and diagnostic kits. Under such agreement, Pharmos was entitled to a non-refundable grant amounting to approximately 60% of the actual research and development and equipment expenditures on approved projects. No royalty obligations were required within the framework. As of December 31, 2001, Pharmos had received grants totaling $1,734,037 pursuant to this agreement.

Conditions in Israel

A significant part of our operations is conducted in Israel through our wholly-owned subsidiary, Pharmos Ltd., and we are directly affected by economic, political and military conditions there.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, there has been an increase in the unrest and terrorist activity that began in September 2000 and has continued with varying levels of severity into 2002. We do not believe that the political and security situation has had any material negative impact on our business to date; however, the situation is volatile and we cannot be sure that security and political conditions will have no such effect in the future.

Many of our employees in Israel are obligated to perform military reserve duty. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of time of some of our employees due to military service. Such disruption could harm our operations.

In addition, since 1997 Pharmos Ltd. has received funding from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade relating to generic technologies for the design and development of drugs and diagnostic kits. Through 2001, we have received an aggregate of $1,443,335 from these grants, and may receive future grants, the amounts of which would be determined at the time of application. This funding prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel without the permission of the Chief Scientist. Although we believe that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, the matter is solely within his discretion and we cannot be sure that such consent, if requested, would be granted upon terms satisfactory to us or granted at all. Without such consent, we would be unable to manufacture any products developed by this research outside of Israel, which may greatly restrict any potential revenues from such products.

Item 2. Properties

Pharmos is headquartered in Iselin, New Jersey where it leases its executive offices and maintains clinical, regulatory and business development staff. Pharmos also leases facilities used in the operation of its research, development, pilot manufacturing and administrative activities in Rehovot, Israel. These facilities have been improved to meet the special requirements necessary for the operation of Pharmos' research and development activities. In the opinion of the management these facilities are sufficient to meet the current and anticipated future requirements of Pharmos. In addition, management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities. The monthly lease obligations for our office space in 2002 are $9,548 for Iselin, New Jersey and $10,607 for Rehovot, Israel.


Item 3. Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on July 12, 2001, the stockholders of the Company elected the following persons as directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified: Haim Aviv, Elkan R. Gamzu, Samuel D. Waksal, David Schlachet, Mony Ben Dor and Georges Anthony Marcel. The results of the voting were as follows:

                                     VOTES FOR     VOTES WITHHELD
     Haim Aviv                       42,272,069       431,763
     Elkan R. Gamzu                  42,279,742       424,090
     Samuel D. Waksal                42,183,724       520,108
     David Schlachet                 42,283,942       419,890
     Mony Ben Dor                    42,281,039       422,793
     Georges Anthony Marcel          42,282,922       421,010

Also at the Annual Meeting, the stockholders approved the adoption of the Company's 2001 Employee Stock Purchase Plan, with 41,594,111 votes cast for approval 1,030,636 votes cast against and 79,085 abstentions. Stockholders also ratified the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Marketsm. The following table sets forth the range of high and low bid prices for the Common Stock as reported on the NASDAQ National Market System and the Nasdaq SmallCap Market during the periods indicated.


Year ended December 31, 2001                       HIGH             LOW
---------------------                              ----            -----

1st Quarter...........................            $2.88            $1.50
2nd Quarter...........................             3.80             1.87
3rd Quarter...........................             3.85             1.84
4th Quarter...........................             2.76             1.97

Year ended December 31, 2000                       HIGH             LOW
---------------------                              ----            -----

1st Quarter...........................           $15.38            $1.75
2nd Quarter...........................             6.75             2.38
3rd Quarter...........................             4.56             2.94
4th Quarter...........................             3.59             1.47

The high and low bid prices for the Common Stock during the first quarter of 2002 (through March 15, 2002) were $2.55 and $1.75, respectively. The closing price on March 15, 2002 was $1.80.

The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On March 15, 2002, there were approximately 511 record holders of the Common Stock of the Company and approximately 19,800 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in "street name".

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

Item 6.  Selected Financial Data


                                                                 Year Ended December 31,
                                                                 -----------------------
                                                2001              2000              1999              1998               1997
                                             ------------      ------------      ------------      ------------      ------------

Revenues                                     $  4,298,441      $  5,098,504      $  3,279,397      $  1,539,941                --

Gross Margin                                    3,029,852         3,222,549         2,284,780         1,102,228                --

Operating expenses                            (13,789,291)       (9,969,879)       (6,999,136)       (6,109,809)     $ (8,563,091)
Income (Loss) Before Income Taxes and
Extraordinary Item                              4,819,822*       (7,984,202)**     (4,618,190)       (4,663,347)       (8,233,547)

Extraordinary gain from
forgiveness of debt                                    --                --                --                --           416,248
Dividend embedded in
convertible preferred stock                            --                --                --          (642,648)       (1,952,767)
Preferred Stock dividends                              --                --           (22,253)         (242,295)         (240,375)
                                             ------------      ------------      ------------      ------------      ------------

Net income (loss) applicable to
common shareholders                          $  5,045,855*     ($ 7,984,202)**    ($4,640,443)     ($ 5,548,290)     ($10,010,441)
                                             ============      ============      ============      ============      ============

Income(loss) per share applicable
to common shareholders before
extraordinary gain - basic & diluted         $       0.09      ($      0.15)     ($      0.11)     ($      0.15)     ($      0.32)

Extraordinary gain per share                           --                --                --                --              0.01
                                             ------------      ------------      ------------      ------------      ------------

Net loss per share applicable
to common shareholders - basic & diluted     $       0.09      ($      0.15)     ($      0.11)     ($      0.15)     ($      0.31)
                                             ============      ============      ============      ============      ============


Total assets                                 $ 44,262,991      $ 30,783,109      $  7,791,294      $  8,066,670      $  8,421,841
                                             ============      ============      ============      ============      ============


Long term obligations                        $  5,847,951      $  7,680,872      $  1,277,565      $  2,691,023      $  4,100,000
                                             ============      ============      ============      ============      ============


Cash dividends declared                                --                --                --                --                --

* includes a $16.3 million gain on sale of the ophthalmic product line in October 2001

**   includes a beneficial conversion future charge of $1.8 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainty and other factors that may cause results to differ materially from those contemplated in such forward looking statements. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.

During  2000 and  through  the end of the third  quarter  of 2001,  the  Company generated revenues from product sales but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000 and has incurred a cumulative net loss of $85.5 million through December 31, 2001. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Critical Accounting Policies

The Company considers certain accounting policies related to the tax valuation allowance and revenue recognition to be critical policies due to the estimation process involved in each.

Revenue

The Company earns license fees from the transfer of drug candidate technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. Up-front license fees are deferred and recognized when all performance obligations are completed.

Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible. The Company has not recognized any royalty revenue during 2001, 2000 and 1999.

Tax Valuation Allowance

The Company has assessed the future taxable income and has determined that a 100% deferred tax valuation allowance is deemed necessary. In the event the Company were to determine that it would be able to realize its deferred tax asset, an adjustment to the deferred tax asset would increase income in the period such determination is made.


Results of Operations

Years Ended December 31, 2001 and 2000

Revenues from sales decreased by $800,063 or 16%, from $5,098,504 in 2000 to $4,298,441 in 2001. The decrease is due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. Bausch & Lomb was the Company's marketing partner for its ophthalmic product line. Product revenues for the year ended December 31, 2000 included a full year of revenue, while the product revenues for the year ended December 31, 2001 included revenues for only the first three fiscal quarters. Additionally, License Fee revenues were $225,000 in 2000 compared to $80,000 in 2001.

Cost of goods sold decreased by $607,366 or 32%, from $1,875,955 in 2000 to $1,268,589 in 2001. The decrease reflects the decrease in product revenue due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. Cost of goods sold includes the cost of the active drug substance and royalty payments to the licensor.

Total operating expenses increased by $3,819,412 or 38%, from $9,969,879 in 2000 to $13,789,291 in 2001. The increase in operating expenses is primarily due to increased research and development expenses as the Company increased expenditures related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The only major project of the Company is the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in Europe and Israel. During the periods ending December 31, 2001, 2000 and 1999, the costs of this project were $6.2 million, $2.9 million and $1.9 million, respectively. Total costs since the project entered Phase II development in 1996 through December 31, 2001 are $14.7 million. Enrollment in the current Phase III trial is expected to continue until the end of 2003. The principal costs of completing the project include patient enrollment, production of the drug product, collection and evaluation of the data, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce sufficient quantities of drug product under current Good Manufacturing Practice conditions. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company can expect to begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience set backs or should a product fail to achieve FDA approval and market acceptance for any reason, it would have a material adverse affect on our business.

Expenses for other research & development projects in earlier stages of development for the years ended December 31, 2001, 2000 and 1999 were $2.9 million, $2.4 million and $1.9 million, respectively. Total research & development expenses for the years ended December 31, 2001, 2000 and 1999 were $9.1 million, $5.3 million and $3.8 million, respectively.

Selling, general and administrative expenses decreased by $378,574 or 9%, from $5,283,397 in 2000 to $3,666,293 in 2001. The decrease is primarily due to a reallocation of employee resources to research and development from general and administrative areas.

Depreciation and amortization expenses increased by $292,249, or 61%, from $481,724 in 2000 to $773,973 in 2001, reflecting increased depreciation expense related to laboratory equipment purchases.

Other income (expense), net of interest and other expenses, increased by $16,816,133 from expense of

$1,236,872 in 2000 to income of $15,579,261 in 2000. The increase is primarily due to a gain of $16.3 million from the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. The reported gain includes charges of $3.75 million representing the Company's maximum liability for the completion of the clinical development of LE-T, the final product resulting from the ophthalmic marketing relationship with Bausch & Lomb. Should LE-T gain FDA approval, the Company will receive additional gross proceeds up to a maximum of $14 million depending on the date of FDA approval and up to an additional $10 million based upon the achievement of certain sales goals. Also contributing to the increase in other income was a lower level of interest expense primarily due to non-cash charges related to the Company's convertible debt financing, completed in the third quarter of 2000. Partially offsetting the increase in other income is decreased interest income as a result of lower market interest rates on the Company's cash balances in 2001.

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

Net research and development expenses increased by $1,456,396 or 38%, from $3,827,001 in 1999 to $5,283,397 in 2000. The increase in R&D expense is primarily due to increased expenditures, including increased employee headcounts, related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

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

Liquidity and Capital Resources

While the Company received revenues since 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $85,448,454 at December 31, 2001. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, and interest income.

The Company had working capital of $25.7 million as of December 31, 2001 (excluding restricted cash of $2.3 million). Included in the current assets of $39.2 million is $35.3 million related to cash and cash equivalents.

In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product currently in Phase III clinical trial. The Company had no product sales beginning in the fourth quarter of 2001. Bausch & Lomb will pay the Company up to an additional maximum gross proceeds of $14 million, with the actual payment price based on the date of FDA approval of this new combination therapy. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T and has an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million of the LE-T development cost. As a result of this transaction, the Company recorded a net gain of $16.3 million. The company recorded an accrual of $3.75 million representing the Company's maximum obligation in the continuing clinical development of LE-T. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount is to be paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

In September 2000, the Company completed a private placement of Convertible Debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million. The Convertible Debentures, which generated gross proceeds of $8 million, were due in February 2002 and carried a 6% interest payable semiannually in cash or common stock. In connection with the Convertible Debenture, the institutional investors also received warrants for the purchase of 276,259 common shares with a relative fair value of $725,000. The Convertible Debentures were convertible into common shares of the Company at the conversion price of $3.83 per share (or 2,088,775 common shares) and were convertible beginning October 31. 2000. Under certain limited anti-dilutive conditions, the conversion price may change. Until converted into common stock or the outstanding principal is repaid, the terms of the Convertible Debentures require the Company to deposit $4 million in an escrow account. The escrowed capital is shown as Restricted Cash on the Company's balance sheet and will be released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt.

In December 2001, the holders of the Convertible Debentures and the Company agreed to modify the repayment and conversion terms. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 2003 in exchange for a reduction in the conversion price from $3.83 to $2.63 for half of the outstanding balance and $
2.15 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 is convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28, 2002 to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification was not significant in accordance with EITF 96-19 the change in the fair value between the original convertible debt and the modified convertible debt will be accreted over the remaining term of the convertible debt with a corresponding charge into interest expense.

Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, require the Company to compute the Beneficial Conversion Feature ("BCF") of the convertible debt from the private placement of September 2000. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF was computed at approximately $1.8 million, all of which has been amortized and included as interest expense in the year ending December 31, 2000.
Additionally, the discount on the Convertible Debenture of approximately $800,000 will be amortized to interest expense over the life of the debt. For the year ending December 31, 2001, $533,932 has been amortized.

During 2001, the Company paid $589,819 and issued 182,964 shares of the common stock of the Company to the investors in the convertible debenture. The payment of cash and stock were the option chosen by the Company and represent adjustments to the pricing based upon the Company's stock price during the adjustment period. Under the terms of the agreements, no further adjustments are due.

One investor in the September 2000 private placement had an option, in the form of a warrant, to purchase an additional $2 million of common shares for a period of one year provided that the future purchase price is greater than the initial closing price of $3.65 per share. During the third quarter of 2001, the investor exercised this option and, accordingly, the Company issued 542,299 shares to the investor. The Private Placement provided certain conditions under which the number of shares issued for this option could be adjusted and, accordingly, the Company issued 281,659 shares to the investor in the fourth quarter of 2001 as an adjustment to the warrant.

The issuance costs related to the Private Placement of approximately $1.4 million were capitalized and amortized over the life of the debt. For the years ending December 31, 2001 and 2000, $682,464 and $224,691 have been amortized and included as interest expense, respectively.

Commitments and Long Term Obligations

As of December 31, 2001, we had the following commitments and long term obligations:


                               2002          2003          2004          2005          Thereafter        Total
                               ----          ----          ----          ----          ----------        -----

Operating Leases            $  284,419     $  184,473     $  158,617     $  156,615     $  202,336     $  986,460
Convertible debentures,
excluding interest           1,949,317      5,847,951                                                   7,797,268
R&D commitments                761,748        190,437                                                     952,185
                            ----------     ----------     ----------     ----------     ----------     ----------
     Grand total            $2,995,484     $6,222,861     $  158,617     $  156,615     $  202,336     $9,735,913

The convertible debenture commitment excludes interest that will accrue until the maturity date in June 2003. The principal amount of the debentures plus any accrued interest is convertible into common shares and may ultimately not require a cash outlay. In January 2002, the convertible debenture commitment of approximately $2 million was repaid in cash. Additionally, $2.6 million (including accrued interest of $0.1million) was converted into 1,217,485 common shares, thus leaving $3.9 million (including accrued interest of $0.4 million) outstanding as of March 15, 2002. After the repayment and conversion, $3.6 million was released from restricted cash.

The R&D commitments represent scheduled professional fee payments for clinical services relating the phase III clinical study for dexanabinol. Upon the completion of certain agreed upon milestones, additional fees will be paid. The fees that Pharmos is obligated to pay upon the reaching of the agreed upon milestones is not included in the above table due to uncertainties in timing. The maximum amount that could be paid is approximately $4.6 million.

The Company has entered into various employment agreements. The terms of these employment agreements include one-year renewable terms and do not represent long term commitments of the Company.

Management believes that cash and cash equivalents of $35.3 million and the total restricted cash balance of $5.4 million as of December 31, 2001, will be sufficient to support the Company's continuing operations through at least the middle of 2004. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

We assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents, restricted cash, and convertible debentures. Due to the short-term nature of the cash and cash equivalent investments, restricted cash, and the fixed interest rate on the convertible debt, we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

Item 8. Financial Statements and Supplementary Data

The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors, officers and key employees of the Company are as follows:


Name                                  Age             Position
-----                                 ----            -------
Haim Aviv, Ph.D.                       62             Chairman, Chief Executive Officer,
                                                           Chief Scientist and Director
Gad Riesenfeld, Ph.D.                  58             President, Chief Operating Officer
Robert W. Cook                         46             Executive Vice President and
                                                           Chief Financial Officer
David Schlachet                        56             Director
Mony Ben Dor                           56             Director
Georges Anthony Marcel, M.D., Ph.D.    61             Director
Elkan R. Gamzu, Ph.D.                  59             Director
Samuel D. Waksal, Ph.D.                53             Director

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

Gad Riesenfeld, Ph.D., was named President and Secretary in February 1997, and has served as Chief Operating Officer since March 1995. He served as Executive Vice President from December 1994 to February 1997, Vice President of Corporate Development and General Manager of Florida Operations from October 1992 to December 1994, and was employed by Pharmos from March 1992 until the Merger. Prior thereto, he was engaged in a variety of Pharmaceutical and Biotechnology business activities relating to the development and commercialization of intellectual property, primarily in the pharmaceutical and medical fields. From March 1990 through May 1991 Dr. Riesenfeld was a Managing Director of Kamapharm Ltd., a private company specializing in human blood products. Prior thereto, from May 1986, he was Managing Director of Galisar Ltd., a pharmaceutical company involved in extracorporeal blood therapy. Dr. Riesenfeld holds a Ph.D. degree from the Hebrew University of Jerusalem and held a scientist position, as a post doctorate, at the Cedars Sinai Medical Center in Los Angeles, California.

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

David Schlachet, a Director of the Company from December 1994, served as the Chairman of Elite Industries

Ltd. from July 1997 until June 30th 2000. From January 1996 to June 1997, Mr. Schlachet served as the Vice President of the Strauss Group and Chief Executive Officer of Strauss Holdings Ltd, one of Israel's largest privately owned food manufacturers. He was Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel from 1990 to December 1995, and was responsible for the Institute's administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. Today Mr. Schlachet serves as Chairman of Harel Capital Markets (Israeli broker, underwriter and asset management firm) and as a Director of Israel Discount Bank Ltd., Hapoalim Capital Markets Ltd, Teldor Ltd. (software and computer company), Proseed Ltd., a Venture Capital investment company, Compugen Ltd. and Taya Investment Company Ltd., and also serves as Managing Partner in Biocom, a V.C. Fund in the field of Life Science.

Mony Ben Dor, a director of the Company since September 1997, has been managing partner of Biocom, a V.C Fund in the field of Life Science since April 2000. Prior to that he was Vice President of the Israel Corporation Ltd. from May 1997, and Chairman of two publicly traded subsidiaries: H.L. Finance and Leasing and Albany Bonded International Trade. He was also a Director of a number of subsidiary companies such as Israel Chemicals Ltd., Zim Shipping Lines, and Tower Semi Conductors. From 1992-1997 Mr. Ben Dor was Vice President of Business Development for Clal Industries Limited, which is one of the leading investment groups in Israel. He was actively involved in the acquisition of companies including a portfolio of pharmaceutical companies Pharmaceutical Resources Inc., Finetech Ltd., BioDar Ltd., to name a few. He served as a director representing Clal Industries in all of the acquired companies as well as other companies of Clal Industries. Prior to his position at Clal Industries, Mr. Ben Dor served as Business Executive at the Eisenberg Group of companies.

Georges Anthony Marcel, M.D., Ph.D., a Director of the Company since September 1998, is President and Chairman of TMC Development S.A., a biopharmaceutical consulting firm based in Paris, France. Prior to founding TMC Development in 1992, Dr. Marcel held a number of senior executive positions in the pharmaceutical industry, including Chief Executive Officer of Amgen's French subsidiary, Vice President of Marketing for Rhone-Poulenc Sante and Director of Development for Roussel-Uclaf. Dr. Marcel teaches biotechnology industrial issues and European regulatory affairs at the Faculties of Pharmacy of Paris and Lille. Dr. Marcel is also a member of the Gene Therapy Advisory Committee at the French Medicines Agency.

Elkan R. Gamzu, Ph.D., a Director of the Company since February 2000, is a consultant to the biotechnology and pharmaceutical industries. Prior to becoming a consultant, Dr. Gamzu held a number of senior executive positions in the biotechnology and pharmaceutical industries, including President and Chief Executive Officer of Cambridge Neuroscience, Inc. from 1994 until 1998. Dr. Gamzu also served as President and Chief Operating Officer and Vice President of Development for Cambridge Neuroscience, Inc. from 1989 to 1994. Previously, Dr. Gamzu held a variety of senior positions with Warner-Lambert and Hoffmann-La Roche, Inc. Dr. Gamzu is a member of the Board of Directors of three other biotechnology companies: the publicly traded XTL Biopharmaceuticals Ltd. and the privately held biotechnology companies Neurotech S.A. of Evry, France and Hypnion, Inc. of Worcester, MA. He is also on the Board of Directors of Rho-ADDS, sas, a Paris-based provider of biostatistics and data management for the biopharmaceutical industry. Since February 2001, Dr. Gamzu has been acting, on a part-time basis, as Interim VP, Development Product Leadership for Millennium Pharmaceuticals, Inc.

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

Section 16 Filings

No person who, during the fiscal year ended December 31, 2001, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of securities of the Company registered under
Section 12 of the Securities Exchange Act of 1934 (the "Act"), a "Reporting Person" failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11.  Executive Compensation

The following table summarizes the total compensation of the Chief Executive Officer of the Company for 2001 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2001.


                               Annual Compensation                                  Long Term Compensation
                               -------------------                                  ----------------------
                                                                                                  Stock
Name/                                                                              Restricted   Underlying
Principal Position               Year     Salary         Bonus         Other          Stock       Options
-----------------                ----      ----          -----        -------       --------    -----------
Haim Aviv, Ph.D
Chairman, Chief                 2001     $268,000     $ 80,000     $  2,844                      100,000
Executive Officer, and          2000     $244,662     $ 74,044     $  2,925                      100,000
Chief Scientist                 1999     $236,418     $ 29,906     $  2,829                       65,000

Gad Riesenfeld, Ph.D
President and                   2001     $209,790     $ 42,000     $ 56,556 (2)                   50,000
Chief Operating Officer         2000     $194,250     $ 20,000     $ 71,125 (2)                   60,000
                                1999     $185,000     $ 20,000     $ 53,860 (2)                   50,000

Robert W. Cook
Executive Vice President        2001     $198,450     $ 40,000     $ 15,338 (1)                   40,000
and Chief Financial Officer     2000     $183,750     $ 40,000     $  4,800 (1)                   45,000
                                1999     $175,000     $ 20,000     $  4,800 (1)                   40,000


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

Option Grants for the Year Ended December 31, 2001

                       Common
                        Stock      % of Total
                      Underlying     Options       Exercise
                       options      Granted to     Price per
                       Granted      Employees       Share     Expiration Date
                       -------      ---------       -----     ---------------

Haim Aviv, Ph.D        100,000        19.6 %       $ 1.875    April 2, 2011

Gad Riesenfeld, Ph.D.   50,000         9.8 %       $ 1.875    April 2, 2011


Robert W. Cook          40,000         7.8 %       $ 1.875    April 2, 2011

Aggregated Option Exercises
for the Year Ended December 31, 2001
and Option Values as of December 31, 2001:


                                                                                   Value of Unexercised
                         Number of                    Number of Unexercised       In-the-Money Options at
                           Shares                  Options at December 31, 2001      December 31, 2001
                        Acquired on     Value      ---------------------------------------------------------
Name                      Exercise    Realized     Exercisable    Unexercisable   Exercisable  Unexercisable
----                      --------    --------     -----------    -------------   -----------  -------------

Haim Aviv, Ph.D               0           0           331,876        232,500      $ 60,500       $ 83,250

Gad Riesenfeld, Ph.D.         0           0           179,333        140,000       $ 44,000      $ 51,250

Robert W. Cook                0           0           118,750        106,250       $ 39,500      $ 41,000


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

As of December 31, 2001, the Company had 2,452,030 options to purchase shares of the Company's Common Stock outstanding under various option plans, 437,192 of which are non-qualified options. During 2001, the Company granted 610,500 options to purchase shares of its Common Stock to employees, and directors, of which 100,000 are non-qualified options. A summary of the various established stock option plans is as follows:

1992 Plan. The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate will again be available for options to be issued under the 1992 Plan. As of December 31, 2001, there were options to purchase 385,792 shares of the Company's Common Stock outstanding under this plan. Each option granted outstanding under the 1992 plan as of December 31, 2000 expires on October 31, 2005.

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

2001 Employee Stock Purchase Plan. The 2001 Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Code. All employees of the Company, its Pharmos Ltd. subsidiary or any other subsidiaries or affiliated entities who have completed 180 consecutive days of employment and who customarily work at least 20 hours per week will be eligible to participate in the 2001 Plan, except for any employee who owns five percent or more of the total combined voting power or value of all classes of stock of the Company or any subsidiary on the date a grant of a right to purchase shares under the 2001 Plan (Right) is made. There currently are no such employees with such large holdings. Participation by officers in the 2001 Plan will be on the same basis as that of any other employee. No employee will be granted a Right which permits such employee to purchase shares under the 2001 Plan at a rate which exceeds $25,000 of fair market value of such shares (determined at the time such Right is granted) for each calendar year in which such Right is outstanding. Each Right will expire if not exercised by the date specified in the grant, which date will not exceed 27 months from the date of the grant. Rights will not be assignable or transferable by a participating employee, other than in accordance with certain qualified domestic relations orders, as defined in the Code, or by will or the laws of descent and distribution.

The total number of shares reserved for issuance under the 2001 Plan is 500,000 shares. Under the 2001 Plan, for any given calendar year, a participating employee can only be granted Rights to purchase that number of shares which, when multiplied by the exercise price of the Rights, does not exceed more than 10% of the employee's base pay. The Company contemplates that payroll deductions generally will be used by participating employees to acquire the shares covered by their Rights.

From time to time, the Board of Directors may fix a date or a series of dates on which the Company will grant Rights to purchase shares of Common Stock under the 2001 Plan at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Right or (ii) the fair market value of the shares on the date such Right is exercised.

The 2001 Plan also provides that any shares of Common Stock purchased upon the exercise of Rights cannot be sold for at least six months following exercise, to avoid potential violations of the "short swing" trading provisions of Section 16 of the Securities Exchange Act of 1934, as amended.

The Board of Directors or a committee to which it delegates its authority under the 2001 Plan will administer, interpret and apply all provisions of the 2001 Plan. The Board has delegated such authority to the Compensation and Stock Option Committee.

The Board of Directors may amend, modify or terminate the 2001 Plan at any time without notice, provided that no such amendment, modification or termination may adversely affect any existing Rights of any participating employee, except that in the case of a participating employee of a foreign subsidiary of the Company, the 2001 Plan may be varied to conform with local laws. In addition, subject to certain appropriate adjustments to give effect to relevant changes in the Company's capital stock, no amendments to the 2001 Plan may be made without stockholder approval if such amendment would increase the total number of shares offered under the 2001 Plan or would render Rights "unqualified" for special tax treatment under the Code.

No taxable income will be recognized by a participant either at the time a Right is granted under the 2001 Plan or at the time the shares are purchased. Instead, tax consequences are generally deferred until a participant disposes of the shares (e.g., by sale or gift). The federal income tax consequences of a sale of shares purchased under the 2001 Plan will depend on the length of time the shares are held after the relevant date of grant and date of exercise, as described below.

If shares purchased under the 2001 Plan are held for more than one year after the date of purchase and more than two years from the date of grant, the participant generally will have taxable ordinary income on a sale or gift of the shares to the extent of the lesser of: (i) the amount (if any) by which the fair market value of the stock at the date of grant exceeds the exercise price paid by the participant; or (ii) the amount by which the fair market value of the shares on the date of sale or gift exceeds the exercise price paid by the participant for the shares. In the case of a sale, any additional gain will be treated as long-term capital gain. If the shares are sold for less than the purchase price, there will be no ordinary income, and the participant will have a long-term capital loss for the difference between the purchase price and the sale price.

If the stock is sold or gifted within either one year after the date of purchase or two years after the date of grant (a "disqualifying disposition"), the participant generally will have taxable ordinary income at the time of the sale or gift to the extent that the fair market value of the stock at the date of exercise was greater than the exercise price. This amount will be taxable in the year of sale or disposition even if no gain is realized on the sale, and the Company would be entitled to a corresponding deduction. A capital gain would be realized upon the sale of the shares to the extent the sale proceeds exceed the fair market value of those shares on the date of purchase. A capital loss would be realized to the extent the sales price of the shares disposed of is less than the fair market value of such shares on the date of purchase. Special tax consequences may follow from dispositions other than a sale or gift.

1997 Employees and Directors Warrants Plan

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 1,030,000 Warrants to purchase 1,030,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 955,000 were granted at an exercise price of $1.59 per share and 75,000 were granted and an exercise price of $1.66 per share (together, the "1997 Employees Warrants"). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 100,000 Warrants to purchase 100,000 shares of Common Stock were granted to directors of the Company at an exercise price of $1.59 per share (the "1997 Directors Warrants") on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2003. At December 31, 2001, there were 491,500 1997 Employees Warrants at $1.59, no 1997 Employees Warrants at $1.66 and 5,000 1997 Directors Warrants at $1.59 outstanding.

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

Employment/Consulting Contracts/Directors' Compensation


Haim Aviv, Ph.D. In addition to serving as Chairman of the Board and Chief Executive Officer of the Company, Dr. Aviv has provided consulting services under a consulting agreement with an initial three-year term ended May 3, 1993. The term automatically renewed for additional one-year periods unless either the Company or Dr. Aviv terminated the agreement at least 90 days prior to a scheduled expiration date. The agreement was renewed on an annual basis and was to have expired on May 3, 2001. Under the agreement, Dr. Aviv was entitled to severance pay equal to 25% of his salary in the event of termination or non-renewal without cause. Under the agreement, Dr. Aviv was required to render certain consulting services to the Company.


The Company's subsidiary, Pharmos Ltd., employs Dr. Aviv as its Chief Executive Officer under an employment agreement with Dr. Aviv. Dr. Aviv was required to devote at least 50% of his business time and attention to the business of Pharmos, Ltd. and to serve on its Board of Directors.

In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a new one-year employment/consulting agreement for Dr. Aviv, as Chairman of the Board and Chief Executive Officer of the Company. Dr. Aviv has agreed to devote a majority of his business time to the Company and to Pharmos Ltd. The agreement provides for automatic one year renewals unless either the Company terminates the agreement at least 180 days prior to the scheduled expiration date during for the initial one year term (and 90 days for subsequent terms) or Dr. Aviv terminates the agreement at least 60 days prior to the scheduled expiration date. Dr. Aviv's base compensation for 2001, effective January 1, was $268,000, to be allocated between the Company and Pharmos Ltd., and his base compensation for 2002, effective January 1, is $281,400, to be allocated between the Company and Pharmos Ltd. The Company also agreed to make available for Dr. Aviv's benefit following his death, termination of employment for disability or retirement at the age of at least 62 an amount equal to the cost of insurance premiums the Company would otherwise have incurred to obtain and maintain a "split-dollar" life insurance policy on his life (approximately $10,000 per year, accruing interest at 8% per year). In addition, the Company agreed to pay, in lieu of contributing to other benefits plans on his behalf, an amount equal to an aggregate of approximately 21% of his base compensation toward the "Management Insurance Scheme" managed by the government of Israel for members of management of Israeli companies.

Dr. Aviv's new employment agreement also provides that if his employment is terminated within one year following a "change of control," he will receive severance pay of 18 months of base salary for the then-current year, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates. A "change of control" involves an acquisition of at least 50% of the voting power of the Company's securities, a change in at least 51% of the composition of the current Board of Directors, or approval by the Board of Directors or stockholders of the Company of a transaction where such change of voting control or composition of the Board would occur, where the Company would be liquidated or where all or substantially all of its assets would be sold.

If Dr. Aviv's employment is terminated by the Company, after notice, other than for a change in control, death, disability or for "cause," as defined in his employment agreement, or if he terminates his employment within one year of a change in control or otherwise for "good reason," as defined in his employment agreement, he will receive severance pay of 12 months of base salary for the then-current year, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates.

The new employment agreement also contains customary confidentiality and non-competition undertakings by Dr. Aviv.


Gad Riesenfeld, Ph.D. In October 1992, the Company's predecessor entered into a one-year employment agreement with Dr. Riesenfeld, which was automatically renewable for successive one-year terms unless either party gave three months prior notice of non-renewal. Under the Agreement, Dr. Riesenfeld devoted his full time to serving as President and Chief Operating Officer of the Company.

In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a new one year employment agreement for Dr. Riesenfeld, as full-time President and Chief Operating Officer of the Company. The Committee also increased his base salary, as of January 1, 2001, by 8%, to $209,790. In March 2002, the Committee increased his base salary, effective January 1, 2002, by 12% to $234,965.

The other provisions of Dr. Riesenfeld's new employment agreement relating to benefits, severance arrangements and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv's employment agreement, as described above, except that the Company's contribution to the "Management Insurance Scheme" on Dr. Riesenfeld's behalf is approximately 16%. In addition, the Compensation Committee and the Board of Directors in April 2001 also authorized an amendment to Dr. Riesenfeld's new employment agreement to provide that if the Company hires a new Chief Executive Officer, Dr. Riesenfeld will be awarded, at the time of commencement of employment, a one-time stock option grant equal to the highest grant he received during the previous three years, in addition to his annual stock option awards. In addition, any termination by the Company within 12 months after such commencement of employment will require 180 days' prior written notice to Dr. Riesenfeld and will entitle him to severance pay equal to 12 months of base salary. In such circumstances, any resignation by Dr. Riesenfeld within 12 months thereafter, other than for "good reason" (as defined in his employment agreement) will require 90 days' prior written notice by Dr. Riesenfeld and will entitle him to 12 months of base salary. The amendment to his employment agreement also provides that Dr. Riesenfeld will act as an unpaid consultant to the Company for a one year period following any such termination or resignation.


Robert W. Cook. In January 1998, the Company entered into a one-year employment agreement with Mr. Cook, which was automatically renewable for a successive one-year term unless either party gave three months prior notice of non-renewal. Under the Agreement, Mr. Cook devoted his full time to serving as Vice President Finance and Chief Financial Officer of the Company.

In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a new one year employment agreement for Mr. Cook, as full-time Vice President Finance and Chief Operating Officer of the Company. The Committee also increased his base salary, as of January 1, 2001, by 8%, to $198,450 and the Board ratified his promotion to Executive Vice President. In March 2002, the Committee increased his base salary, effective January 1, 2002, by 12% to $222,264.

The  other  provisions  of Mr.  Cook's  new  employment  agreement  relating  to benefits, severance arrangements and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv's employment agreement, as described above, except that Mr. Cook does not participate in the "Management Insurance Scheme" of the Company's Israeli subsidiary, and that in lieu of investing life insurance premiums for his benefit, the Company has actually obtained a $500,000 "split-dollar" life insurance policy for the benefit of Mr. Cook.

Elkan R. Gamzu, Ph.D. In January 2000, the Company entered into a consulting agreement with Dr. Gamzu with a term of one year (subject to extension by written agreement of the Company and Dr. Gamzu), pursuant to which Dr. Gamzu may provide certain assistance and consulting services to the Company as and when needed. The agreement provides for compensation on a per diem basis in connection with the provision of such assistance and consulting services at the rate of $3,000 per day. In 2001, the Company paid $ 23,580 to Dr. Gamzu pursuant to the consulting agreement.

Directors' Compensation. In 2001, Directors did not receive any compensation for service on the Board or for attending Board meetings. In March 2002, the Board of Directors of the Company adopted a compensation policy with respect to outside members of the Board. Specifically, the board approved:

Cash Compensation

      1) Two payments of $2,500 each per annum, the first due on January 1, and the second immediately after the earlier of the director's initial appointment to the board or election by the shareholders; and

      2) $1,000 per each board or committee meeting attended in person or by conference call; no payment for a committee meeting if it occurs on the same day as the board meeting.

Stock Compensation

      1) An initial grant of 30,000 options, awardable on the earlier of the director's initial appointment to the board or election by the shareholders; and

      2) 20,000 options annually thereafter, awardable on the earlier of the date of the director's re-election by the shareholders or the date on which a general option grant is made by the Company for its key employees and directors; and

      3) Special, one-time awards may be granted for attaining certain corporate achievements at the recommendation of the Chairman.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 15, 2002, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company's Common Stock, (ii) each of the Company's Directors, and
(iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.

                                        Amount of
Name and Address of                     Beneficial     Percentage of
Beneficial Ownership                     Ownership       Total (1)
--------------------                     ---------     -------------

Haim Aviv, Ph.D. (2)                   1,267,995          2.2%
c/o Pharmos Ltd.
Kiryat Weitzman
Rehovot, Israel

David Schlachet (3)                       21,250             *
BioCom (Management) Limited
40 Einstein St., Ramat Aviv Tower
Tel-Aviv 69102, Israel

Mony Ben Dor (3)                          18,125             *
BioCom (Management) Limited
40 Einstein St., Ramat Aviv Tower
Tel-Aviv 69102, Israel

Georges Anthony Marcel M.D., Ph.D.(3)     13,750             *
TMC Development
9, rue de Magdebourg
77116 Paris France

Elkan R. Gamzu, Ph.D. (3)                 11,250             *
enERGetics
199 Wells Avenue, Suite 302
Newton, MA 02459

Samuel D. Waksal, Ph.D.                    3,750             *
ImClone Systems Incorporated
180 Varick Street
New York, NY  10014

All Directors and                      1,697,603          3.0%
Executive Officers as a group
(8 persons)(4)
----------

* Indicates ownership of less than 1%.

(1) Based on 56,573,792 shares of Common Stock outstanding, plus each individual's currently exercisable warrants or options. Assumes that no other individual will exercise any warrants and/or options.

(2) Includes 276,153 shares of Common Stock held in the name of Avitek Ltd., of which Dr. Aviv is the Chairman of the Board of Directors and the principal stockholder, and, as such, shares the right to vote and dispose of such shares. Also includes currently exercisable options and warrants to purchase 557,063 shares of Common Stock.

(3) Consists of currently exercisable options and warrants to purchase Common Stock.

(4) Based on the number of shares of Common Stock outstanding, plus 956,021 currently exercisable warrants and options held by the Directors and executive officers.

Item 13.  Certain Relationships and Related Transactions

In January 2000, the Company entered into a consulting agreement with one of our Directors, Dr. Elkan Gamzu, for a term of one year (subject to extension by written agreement of the Company and Dr. Gamzu), pursuant to which Dr. Gamzu may provide certain assistance and consulting services to the Company as and when needed. The agreement provides for compensation on a per diem basis in connection with the provision of such assistance and consulting services at the rate of $3,000 per day. In 2001, the Company paid $ 23,580 to Dr. Gamzu pursuant to the consulting agreement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements and Exhibits

(1)   FINANCIAL STATEMENTS

         Report of Independent Accountants

         Consolidated Balance Sheets at December 31, 2001 and 2000

         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

4     Instruments defining the rights of security holders, including indentures


         4(a) Form of Placement Agent's Warrant Agreement, dated August 13, 1993, to purchase shares of Common Stock (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 14, 1993 (33-68762)).

         4(b) Form of Warrant Agreement dated September 2, 1994 to purchase 42,000 shares of Common Stock (Incorporated by reference to Form S-1 Registration Statement of the Company dated June 30, 1994 [No. 33-80916], Amendment No. 2).

         4(c) Warrant Agreement dated October 4, 1994 between the Company and Judson Cooper (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 25, 1994 [No. 33-86720]).

         4(d) Warrant Agreement dated February 7, 1995 between the Company and Judson Cooper (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

         4(e) Form of Employee Warrant Agreement, dated April 11, 1995, between the Company and Oculon Corporation (Incorporated by reference to the Company's Current Report on Form 8-K, dated April 11, 1995, as amended).

         4(f) Form of Warrant Agreement dated as of September 14, 1995 between the Company and the Investors (Incorporated by reference to the Company's Current Report on Form 8-K, dated September 14, 1995).

         4(g) Form of Warrant Agreement dated as of April 30, 1995 between the Company and Charles Stolper (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 14, 1995, as amended [No. 33-64289]).

         4(h) Form of Warrant Agreement dated as of April 30, 1995 between the Company and Janssen/Meyers Associates, L.P. (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 14, 1995, as amended [No. 33-64289]).

         4(i) Form of Warrant Agreement dated as of October 31, 1995 between the Company and S. Colin Neill (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 14, 1995, as amended [No. 33-64289]).

         4(j) Certificate of Designation, Rights, Preferences and Privileges of Series A Preferred Stock of the Company (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

         4(k) Form of Stock Purchase Warrant dated as of September 30, 1996 between the Company and Alan M. Mark (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

         4(l) Form of Warrant Agreement dated as of March 15, 1996 between the Company and Michael E. Lewis, Ph.D. (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

         4(m) Stock Purchase Agreement, dated December 12, 1996, between the Company and Bausch &

                  Lomb Pharmaceuticals, Inc. (Incorporated by reference to Annual Report on Form 10-K dated March 29, 1997).

         4(n) Certificate of Designation, Rights Preferences and Privileges of Series B Preferred Stock of the Company (Incorporated by reference to Form S-3 Registration of the Company dated April 30, 1997 [No. 333-26155]).

         4(o) Form of Stock Purchase Warrant dated as of March 31, 1997 between the Company and the Investors (Incorporated by reference to Form S-3 Registration Statement of the Company dated April 30, 1997 [No. 333-26155]).

         4(p) Certificate of Designation, Rights Preferences and Privileges of Series C Preferred Stock of the Company (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 4, 1998).

         4(q) Form of Stock Purchase Warrant dated as of February 4, 1998 between the Company and the Investor and the Company and the Placement Agent (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 4, 1998).

         4(r) Form of Stock Purchase Warrant dated as of March 31, 1997 between the Company and the Investor (Incorporated by reference to Form S-3 Registration Statement of the Company dated March 5, 1998 [No. 333-47359]).

         4(s) Private Equity Line of Credit Agreement dated as of December 10, 1998 between the Company and the Investor (Incorporated by reference to the Company's Current Report 8-K filed on December 23, 1998).

         4(t) Amendment Agreement dated as of December 18, 1998 between the Company and Dominion Capital Fund, Ltd. (Incorporated by reference to the Company's Current Report 8-K filed on December 23, 1998).

         4(u) Purchase Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and St. Albans Partners Ltd., dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 11, 2000).

         4(v) Form of 6% convertible debenture due February 28, 2002 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 11, 2000).

         4(w) Registration Rights Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and St. Albans Partners Ltd., dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 11, 2000).

         4(x) Form of Common Stock Purchase Warrant exercisable until September 1, 2005 (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 11, 2000).

         4(y) Escrow Agreement between the company, Millennium Partners LP, Strong River Investments Inc., St. Albans Partners Ltd. and Kleinberg Kaplan Wolff & Cohen PC, dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 11,
                  2000).

         4(z) Common Stock Investment Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and Laterman & Co. LP, dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 11, 2000).

         4(aa) Registration Rights Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and Laterman & Co. LP, dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on September 11, 2000).

         4(bb) Form of Common Stock Adjustment Warrant exercisable until November 1, 2001 (Incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on September 11, 2000).

         4(cc) Form of Call Warrant exercisable until September 1, 2001 (Incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed on September 11, 2000).

         4(dd) Form of Optional Adjustment Warrant exercisable until February 28, 2002 (Incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K filed on September 11,
                  2000).

         4(ee) Form of placement agent warrant with Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

         4(ff) Form of placement agent warrant with SmallCaps OnLine LLC (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

         4(gg)    Form  of  consulting   warrant  with   SmallCaps   OnLine  LLC
                  (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

         4(hh) Form of 6% convertible debenture due June 30, 2003 with $2.15 exercise price (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 4,
                  2002).

         4(ii) Form of 6% convertible debenture due June 30, 2003 with $2.63 exercise price (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on January 4,
                  2002).

10    Material Contracts

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

         10(d) License Agreement dated as of April 2, 1993 between the Company and Dr. Nicholas Bodor (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1993). (1)

         10(e) Marketing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995). (1)

         10(f) Processing Agreement, dated as of June 30, 1995, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995). (1)

         10(g) Marketing Agreement, dated as of December 12, 1996, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (1)

         10(h) 1992 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix F to the Joint Proxy Statement/Prospectus). **

         10(i) 1997 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix B to the Proxy Statement on Form 14A filed November 5, 1997). **

         10(j) 2000 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix A to the Proxy Statement on Form 14A filed June 19,
                  2000).**

         10(k) Agreement dated as of January 21, 2000 between the Company and Dr. Elkan R. Gamzu (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report for the fiscal year ended December 31, 2000).**

         10(l) Agreement dated as of April 7, 2000 between the Company and Dr. Stephen C. Knight

                  (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report for the fiscal year ended December 31, 2000).**

         10(m) Agreement dated as of April 14, 2000 between the Company and Mr. Marvin P. Loeb (Incorporated by reference to Exhibit 10(p) to the Company's Annual Report for the fiscal year ended December 31, 2000).**

         10(n)*** Employment  Agreement  dated  as of  April  2,  2001,  between
                  Pharmos Corporation and Haim Aviv.**

         10(o)*** Employment  Agreement  dated  as of  April  2,  2001,  between
                  Pharmos Corporation and Gad Riesenfeld.**

         10(p)*** Amendment of Employment Agreement dated as of April 23, 2001, between Pharmos Corporation and Gad Riesenfeld.**

         10(q)*** Employment  Agreement  dated  as of  April  2,  2001,  between
                  Pharmos Corporation and Robert W. Cook.**

         10(r) 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement on Form 14A filed on June 6, 2001).**

         10(s) Asset Purchase Agreement between Bausch & Lomb Incorporated and Pharmos Corporation dated October 9, 2001 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 16, 2001).

         10(t) License Assignment and Amendment Agreement dated as of October 9, 2001 by and among Dr. Nicholas S. Bodor, Pharmos Corporation and Bausch & Lomb Incorporated (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October 16, 2001).

         10(u) Amendment Agreement between Pharmos Corporation, Millennium Partners LP and St. Albans Partners Ltd., dated as of December 31, 2001 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 4,
                  2002).

         10(v)*** Amendment  No.  1 to  Asset  Purchase  Agreement  dated  as of
                  December 28, 2001 between Bausch & Lomb Incorporated and Pharmos Corporation


21 Subsidiaries of the Registrant

         21(a) Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23 Consents of Experts and Counsel

         23(a)    *** Consent of PricewaterhouseCoopers, LLP

----------
(1) Confidential information is omitted and identified by a * and filed separately with the SEC.

(**) This document is a management contract or compensatory plan or arrangement.

(***)       Filed herewith.

(b)   Reports on Form 8-K

         1. Current Report filed on October 16, 2001 (date of earliest event reported October 9, 2001); Item 2 was reported.

         2. Current Report filed on January 4, 2002 (date of earliest event reported December 31, 2001); Item 5 was reported.

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

      Date: April 11, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                                  Title                               Date
---------                                                  -----                               ----

/s/ Robert W. Cook                                 Chief Financial Officer (Principal      April 11, 2002
----------------------------------------------     Financial and Accounting Officer),
Robert W. Cook                                     and Secretary

/s/ David Schlachet                                Director                                April 11, 2002
----------------------------------------------
David Schlachet

/s/ Mony Ben Dor                                   Director                                April 11, 2002
----------------------------------------------
Mony Ben Dor

/s/ Georges Anthony Marcel                         Director                                April 11, 2002
---------------------------------------
Georges Anthony Marcel, M.D.,Ph.D.

/s/ Elkan R. Gamzu                                 Director                                April 11, 2002
---------------------------------------------
Elkan R. Gamzu, Ph.D.

/s/ Samuel D. Waksal                               Director                                April 11, 2002
--------------------------------------------
Samuel D. Waksal, Ph.D.


                                                          Pharmos Corporation
                                              Index to Consolidated Financial Statements


Report of Independent Accountants                                                                     F-2

Consolidated balance sheets as of December 31, 2001 and 2000                                          F-3

Consolidated statements of operations for the years ended
      December 31, 2001, 2000 and 1999                                                                F-4

Consolidated statements of changes in shareholders' equity
        for the years ended December 31, 2001, 2000 and 1999                                          F-5

Consolidated statements of cash flows for the years ended
        December 31, 2001, 2000 and 1999                                                              F-6

Notes to consolidated financial statements                                                            F-7

                        Report of Independent Accountants



To the Board of Directors and
Shareholders of Pharmos Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


 /s/ PricewaterhouseCoopers LLP
   New York, New York
   February 8, 2002


Pharmos Corporation
Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------------------------
                                                                                             December 31,
                                                                                   --------------------------------
                                                                                       2001               2000
                                                                                   -------------      -------------
Assets
Current assets
  Cash and cash equivalents                                                        $  35,269,114      $  22,480,777
  Restricted cash                                                                      2,275,251                 --
  Inventories                                                                                 --            796,550
  Receivables                                                                            690,067          1,188,502
  Prepaid royalties                                                                           --              6,591
  Prepaid expenses and other current assets                                              997,695            281,109
                                                                                   -------------      -------------
    Total current assets                                                              39,232,127         24,753,529
Fixed assets, net                                                                      1,918,281          1,681,390
Prepaid royalties, net of current portion                                                     --            143,000
Intangible assets, net                                                                        --            151,690
Restricted cash                                                                        3,090,550          4,035,414
Other assets                                                                              22,033             18,086
                                                                                   -------------      -------------
      Total assets                                                                 $  44,262,991      $  30,783,109
                                                                                   =============      =============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                                                 $   2,197,299      $     458,504
  Accrued expenses (Note 6)                                                            5,809,642          1,162,098
  Accrued wages and other compensation                                                 1,317,934            768,975
  Convertible debentures, net                                                          1,949,317                 --
  Advances against future sales                                                               --            619,702
                                                                                   -------------      -------------
      Total current liabilities                                                       11,274,192          3,009,279

Advances against future sales, net of current portion                                         --          1,000,000
Convertible debentures, net                                                            5,847,951          6,580,872
Other liabilities                                                                             --            100,000
                                                                                   -------------      -------------
    Total liabilities                                                                 17,122,143         10,690,151
                                                                                   -------------      -------------

Commitments and Contingencies (Note 14)

Shareholders' equity
  Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding
  Common stock, $.03 par value; 80,000,000 shares authorized, 55,356,307 and
      54,063,897 shares outstanding (excluding $551 (18,356 shares)
      in 2001 and 2000, held in Treasury) in 2001 and 2000, respectively               1,660,688          1,621,916
    Deferred compensation                                                               (223,144)                --
    Paid in capital                                                                  111,151,758        108,965,351
    Accumulated deficit                                                              (85,448,454)       (90,494,309)
                                                                                   -------------      -------------
      Total shareholders' equity                                                      27,140,848         20,092,958
                                                                                   -------------      -------------
      Total liabilities and shareholders' equity                                   $  44,262,991      $  30,783,109
                                                                                   =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


Pharmos Corporation
Consolidated Statements of Operations
--------------------------------------------------------------------------------------------------------
                                                                    Year Ended December 31,
                                                        ------------------------------------------------
                                                            2001              2000              1999
                                                        ------------      ------------      ------------
Revenues
       Product sales                                    $  4,218,441      $  4,873,504      $  3,279,397
       License fee                                            80,000           225,000                --
                                                        ------------      ------------      ------------

Total Revenues                                             4,298,441         5,098,504         3,279,397

Cost of Goods Sold                                         1,268,589         1,875,955           994,617
                                                        ------------      ------------      ------------

Gross Margin                                               3,029,852         3,222,549         2,284,780
                                                        ------------      ------------      ------------

Expenses
        Research and development, net                      9,085,266         5,283,397         3,827,001
        Selling, general and administrative                3,666,293         4,044,867         2,612,170
        Patents                                              263,759           159,891           213,921
        Depreciation and amortization                        773,973           481,724           346,044
                                                        ------------      ------------      ------------

                    Total operating expenses              13,789,291         9,969,879         6,999,136
                                                        ------------      ------------      ------------

Loss from operations                                     (10,759,439)       (6,747,330)       (4,714,356)
                                                        ------------      ------------      ------------

Other income (expense)
        Interest income                                      979,234         1,133,439           129,481
        Other income (expense), net                           28,509           (10,226)           (2,790)
        Interest expense                                  (1,713,806)       (2,360,085)          (30,525)
       Gain from sale of LE product line (Note 4)         16,285,324                --                --
                                                        ------------      ------------      ------------

                    Other income (expense), net           15,579,261        (1,236,872)           96,166
                                                        ------------      ------------      ------------

Income (loss) before income taxes                          4,819,822        (7,984,202)       (4,618,190)
Income tax benefit                                          (226,033)               --                --
                                                        ------------      ------------      ------------

Net Income (loss)                                          5,045,855        (7,984,202)       (4,618,190)


Less: Preferred stock dividends                                   --                --           (22,253)
                                                        ------------      ------------      ------------

Net income (loss) applicable to common shareholders     $  5,045,855      $ (7,984,202)     $ (4,640,443)
                                                        ============      ============      ============
Net income (loss) per share applicable to common
         shareholders - basic                           $        .09      $       (.15)     $       (.11)
                                                        ============      ============      ============
Net income (loss) per share applicable to common
         shareholders - diluted                         $        .09      $       (.15)     $       (.11)
                                                        ============      ============      ============
Weighted average shares outstanding - basic               54,678,932        52,109,589        42,725,157
                                                        ============      ============      ============
 Weighted average shares outstanding - diluted            55,298,063        52,109,589        42,725,157
                                                        ============      ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


Pharmos Corporation
Consolidated Statements of Changes in Shareholders' Equity (Notes 9 & 10)
For the Years ended December 31, 2001, 2000 and 1999
---------------------------------------------------------------------------------------------------------------------
                                                                                                            Series C
                                                                                                           Convertible
                                                           Common Stock            Deferred              Preferred Stock
                                                     Shares            Amount      Compensation       Shares         Amount
                                                     ------            ------      ------------       ------         ------

December 31, 1998                                    39,800,112  $   1,194,003  $           0           1,500              45

Warrant and option exercises                            150,000          4,500                        121,500
Conversion of Series C preferred stock                1,270,058         38,102                         (1,500)            (45)
Common Stock Dividend upon conversion of P/S,
      Series C                                           76,066          2,282
Issuance of Common Stock and warrants - equity
       credit line, net of fees of $199,197           4,128,165        123,845
Preferred Stock Dividends
Net loss
                                                  -------------  -------------  -------------   -------------   -------------
December 31, 1999                                    45,424,401      1,362,732              0               0               0

Warrant and option exercises                          2,615,003         78,450
Warrant issuances for consultant compensation           243,449                                                       243,449
Issuance of Common Stock and warrants - equity
      credit line, net of fees of $77,831               518,424         15,552
Issuance of Common Stock - private equity sales,
      net of fees of $382,000                         5,524,425        165,733
Net loss
                                                  -------------  -------------  -------------   -------------   -------------
December 31, 2000                                    54,082,253      1,622,467              0               0               0

Warrant and option exercises                          1,109,446         33,283
Warrant issuances for consultant compensation                                   ($     50,175)
Stock option issuances below fair market value                                       (172,969)
Issuance of Common Stock and adjustments in
      connection with private equity sale, net
      of fees of $5,924                                 182,964          5,489
Net income
                                                  -------------  -------------  -------------   -------------   -------------
December 31, 2001                                    55,374,663  $   1,661,239  ($    223,144)              0   $           0
                                                  =============  =============  =============   =============   =============



                                                    Paid-in                                                           Total
                                                   Capital in       Accumulated             Treasury Stock         Shareholders'
                                                  Excess of Par      Deficit             Shares        Amount         Equity
                                                  -------------      -------             ------        ------         ------

December 31, 1998                                 $  78,051,783   ($ 77,779,075)         18,356  ($        551)  $   1,466,205

Warrant and option exercises                                                            126,000
Conversion of Series C preferred stock                  (38,057)                                                             0
Common Stock Dividend upon conversion of P/S,
      Series C                                           88,307         (90,589)                                             0
Issuance of Common Stock and warrants - equity
      credit line, net of fees of $199,197            5,126,956                                                      5,250,801
Preferred Stock Dividends                                22,253         (22,253)                                             0
Net loss                                                             (4,618,190)                                    (4,618,190)
                                                  -------------   -------------   -------------  -------------   -------------
December 31, 1999                                    83,372,742     (82,510,107)         18,356           (551)      2,224,816

Warrant and option exercises                          4,754,443                                                      4,832,893
Warrant issuances for consultant compensation
Issuance of Common Stock and warrants - equity
      credit line, net of fees of $77,831             2,130,352                                                      2,145,904
Issuance of Common Stock - private equity sales,
      net of fees of $382,000                        18,464,365                                                     18,630,098
Net loss                                                             (7,984,202)                                    (7,984,202)
                                                  -------------   -------------   -------------  -------------   -------------
December 31, 2000                                   108,965,351     (90,494,309)         18,356           (551)     20,092,958

Warrant and option exercises                          2,384,259                                                      2,417,542
Warrant issuances for consultant compensation           189,893                                                        139,718
Stock option issuances below fair market value          207,563                                                         34,594
Issuance of Common Stock and adjustments in
      connection with private equity sale, net
      of fees of $5,924                                (595,308)                                                      (589,819)
Net income                                                            5,045,855                                      5,045,855
                                                  -------------   -------------   -------------  -------------   -------------
December 31, 2001                                 $ 111,151,758   ($ 85,448,454)         18,356  ($        551)  $  27,140,848
                                                  =============   =============   =============  =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.


Pharmos Corporation
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------
                                                                               Year Ended December 31,
                                                                      2001              2000             1999
                                                                  ------------      ------------      ------------
Cash flows from operating activities
   Net income (loss)                                              $  5,045,855      $ (7,984,202)     $ (4,618,190)
   Adjustments to reconcile net income (loss) to net
     cash flow used in operating activities
       Depreciation and amortization                                   773,973           481,724           346,044
       Amortization of Beneficial Conversion Feature                        --         1,796,344                --
       Amortization of Debt Discount and Issuance costs              1,216,398           449,053                --
       Option issuances - consultant compensation                      139,718           243,449                --
       Stock options issued below fair market value                     34,594                --                --
       Gain from sale of LE product line                           (16,285,324)               --                --

   Changes in operating assets and liabilities
       Inventories                                                     322,620         1,041,201          (110,655)
      Receivables                                                     (862,542)         (226,733)         (411,712)
      Prepaid expenses and other current assets                       (116,586)          (58,718)          (15,598)
      Prepaid royalties                                                  6,591           301,079           174,970
      Other assets                                                      (3,947)               --            60,314
      Accounts payable                                                (113,179)         (221,550)         (256,846)
      Accrued expenses                                                  25,820           450,909            31,452
      Accrued wages                                                    548,959           219,433            92,967
      Other liabilities                                               (100,000)               --                --
                                                                  ------------      ------------      ------------

      Net cash used in operating activities                         (9,367,050)       (3,508,011)       (4,707,254)
                                                                  ------------      ------------      ------------

Cash flows from investing activities:
     Purchases of fixed assets                                        (859,174)         (932,731)         (302,350)
     Proceeds from sale of LE business,net                          23,136,930                --                --
                                                                  ------------      ------------      ------------

         Net cash  provided by (used in) investing activities       22,277,756          (932,731)         (302,350)
                                                                  ------------      ------------      ------------

Cash flows from financing activities:
        Advances against future sales, net                            (619,702)       (1,567,863)       (1,239,689)
        Proceeds from issuance of common stock
              and exercise of options and warrants, net              2,417,542        23,462,991           126,000
        Proceeds from issuance of convertible debentures, net               --         4,335,475                --
        Pricing adjustments for private placement, net                (589,819)               --                --
        Proceeds from exercise of equity credit line                        --         2,145,904         5,250,803
        (Increase) in restricted cash                               (1,330,390)       (4,035,414)               --
        (Decrease) increase in notes payable, net                           --          (338,128)          338,128
                                                                  ------------      ------------      ------------

         Net cash (used in) provided by financing activities          (122,369)       24,002,965         4,475,242
                                                                  ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                12,788,337        19,562,223          (534,362)
Cash and cash equivalents at beginning of year                      22,480,777         2,918,554         3,452,916
                                                                  ------------      ------------      ------------

Cash and cash equivalents at end of year                          $ 35,269,114      $ 22,480,777      $  2,918,554
                                                                  ============      ============      ============

Supplemental Information:
Interest paid                                                     $    243,983      $      3,210      $      1,944
                                                                  ============      ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.    The Company

      Pharmos Corporation (the "Company") is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of inflammatory and neurological disorders such as traumatic brain injury and stroke. Although we do not currently have any approved products, we have an extensive portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

      In October 2001, the Company sold its ophthalmic product line that included Lotemax and Alrex, two products that were being marketed and future extensions of loteprednol etabonate (see Note 4). As a result of the sale, the Company is exclusively in the drug candidate development stage.

2.    Liquidity and Business Risks

      The Company incurred operating losses since its inception through the year ended December 31, 2000. At December 31, 2001, the Company has an accumulated deficit of $85.5 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that the current cash and cash equivalents of $35.3 million and restricted cash of $5.4 million as of December 31, 2001, will be sufficient to support the Company's continuing operations through at least the middle of 2004.

      The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combination and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

3.    Significant Accounting Policies

      Basis of consolidation

      The accompanying  consolidated  financial statements include the Company's
      wholly  owned  subsidiary,   Pharmos  Ltd.  All  significant  intercompany
      transactions are eliminated in consolidation.

      Use of estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The most significant estimates and assumptions related to revenue recognition and recoverability of inventories. Actual results could differ from those estimates.

      Net income (loss) per common share

      Basic net income (loss) per common share is computed by dividing net income (loss) for the period, reduced by any preferred stock dividends (declared or in arrears), by the sum of the weighted average number of shares of common

Pharmos Corporation
Notes to Consolidated Financial Statements

      stock issued and outstanding. Diluted earnings per share is computed by dividing net income (loss) for the period by the sum of the weighted average number of shares of common stock issued and outstanding, increased to include the number of common shares that would have been issued if all outstanding preferred stock, stock options, and stock warrants that are dilutive are converted.

      A reconciliation of the basic and diluted earnings per share computations for net income for the year ended December 31, 2001 is as follows:


                                                                                                 Earnings
                                                          Income              Shares             per Share
                                                       --------------     ---------------     --------------

      Net income                                        $5,045,855

      Basic EPS Income applicable to common
      shareholders                                       5,045,855          54,678,932          $   .09

      Effect of Dilutive Securities:
          Warrants                                                             314,738
          Options                                                              304,393
                                                        ----------          ----------          -------

      Dilutive EPS Income applicable to common
      shareholders plus assumed conversion              $5,045,855          55,298,063          $   .09
                                                        ==========          ==========          =======

      In accordance with FASB 128 "Earnings per Share," 1,811,961 options and warrants and the convertible debt were not included in the calculation above as the results of the exercise of such would be antidilutive. For the years ended December 31, 2000 and 1999, there were 5,005,240 and 5,890,273, respectively, of outstanding options and warrants and convertible debt (in 2000) which were excluded from the dilutive EPS calculation due to the fact that the results of the exercise of such would be antidilutive.

      Cash and cash equivalents

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts in 2001 and 2000.

      Revenue recognition

      The Company earns license fees from the transfer of drug technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. Up-front license fees are deferred and recognized when all performance obligations are completed.

      Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible. The Company has not recognized any royalty revenue during 2001, 2000 and 1999.

      Accounts Receivable

Pharmos Corporation
Notes to Consolidated Financial Statements

      As of December 31, 2001, accounts receivable consists primarily of grants for research and development relating to certain projects. In addition to grants for research and development, as of December 31, 2000 accounts receivable also consisted of receivables from the sales of ophthalmic products.

Pharmos Corporation
Notes to Consolidated Financial Statements

      Inventories

      As of December 31, 2000, inventories consist of loteprednol etabonate, the compound used in the Company's products, Lotemax and Alrex, and is stated at the lower of cost or market with cost determined on a weighted average basis.

      Fixed assets

      Fixed assets are recorded at cost. Property, furniture and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company uses the following estimated useful lives:

                Laboratory, pilot plant and other equipment                   7 years to 14 years
                Leasehold improvements                                        5 years to 14 years
                Office furniture and fixtures                                 3 years to 17 years
                Computer equipment                                            3 years
                Vehicles                                                      7 years

      Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated lives of the related assets. Maintenance and repairs are expensed as incurred.

      Intangible assets

      Intangible assets represent the Company's rights to develop and commercialize certain products derived from certain licensed technologies. The assets have been amortized over their estimated useful life. As of December 31, 2001, the intangible assets have been fully amortized. As of December 31, 2001 and 2000, accumulated amortization was $1,039,780 and $888,090, respectively. Amortization expense amounted to $151,690 for the year ended December 31, 2001 and $46,524 in each of the years ended December 31, 2000 and 1999. The increase in amortization expense in 2001 is a result of a change in the estimated useful life.

      Long-lived assets

      The Company periodically evaluates potential impairments of its long-lived assets, including intangible assets. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets and other factors. If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

      Concentration of credit risk

      Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains some of its cash balances in accounts that exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice.

      Substantially all product sales have been to a single customer, as a result of the Company's marketing agreement with that customer.

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

      Reclassifications

      Certain amounts for 2000 and 1999 have been reclassified to conform to the fiscal 2001 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

      Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

Pharmos Corporation
Notes to Consolidated Financial Statements

      Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of SFAS 144 will have a material impact on the consolidated financial statements.

      In June 2001, the FASB issued Statement No. 143 ("SFAS 143")," Accounting for Asset Retirement Obligations" SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS 143 will have a material impact on the consolidated financial statements.

      In July 2001, the FASB issued Statement No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible
      Assets." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB16, "Business Combinations." The provisions of SFAS 141 were required to be adopted July 1, 2001 for acquisitions initiated after June 30, 2001. The most significant changes made by SFAS 141 were: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition and supersedes APB 17, "Intangible Assets." The provisions of SFAS 142 are required to be adopted in fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting-unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company does not anticipate that the adoption of SFAS 141 and 142 will have a material impact on the consolidated financial statements.

4.    Collaborative Agreements

      In June 1995, the Company entered into a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb"), a shareholder of the Company, to market Lotemax and Alrex, on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covered the Company's other loteprednol etabonate based product, LE-T. Under the Marketing Agreement, Bausch & Lomb purchased the active drug substance (loteprednol etabonate) from the Company. A second agreement, covering Europe, Canada and other selected countries, was signed in December 1996 ("the New Territories Agreement"). In October 2001, the Company sold its ophthalmic product line, including the Company's rights under the above agreements to Bausch & Lomb.

      Through October 2001, Bausch & Lomb provided the Company with $5 million in cash advances against future sales. Bausch & Lomb was entitled to recoup the advances by withholding a certain percentage of payments to the Company against payments for purchases of the active drug substance. With the completion of the sale of the ophthalmic business to Bausch & Lomb in October 2001, all the advances have been repaid. The portion of advances expected to be recouped by Bausch & Lomb in 2001, based on management's estimate of product sales to Bausch & Lomb in 2001, was presented as a current liability in the accompanying balance sheet at December 31, 2000.

      Total receivables from Bausch & Lomb as of December 31, 2001 and December 31, 2000 were $0 and

Pharmos Corporation
Notes to Consolidated Financial Statements

      $870,043, respectively.

      Sale of Ophthalmic Product line

      In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that were manufactured and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company. Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product candidate currently in Phase III clinical trial. Bausch & Lomb will pay the Company additional fees depending on the approval date with the FDA as follows: If the earlier of (a) commercial launch or (b) 6 months after FDA approval of LE-T (the "Triggering Event") occurs before January 1, 2002 the Company will receive $15.4 million. This amount will be reduced by $90,000 for each month thereafter to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). If the Triggering Event occurs after December 31, 2003, then the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The patent owner of LE-T is entitled to 11% of the additional fees that the Company receives as a result of the contingent payment, which will be net against any additional gain recorded. The Company estimates its gross proceeds to be approximately $14 million.

      Pharmos will receive an additional fee of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payments.

      The Company's only future obligation to Bausch & Lomb after the sale is to pay up to $3.75 million in research and development cost relating to LE-T, of which $600,000 was withheld from the sales proceeds. The entire $3.75 million was netted against the gain on sale recorded. The Company has a passive role as a member of a joint committee, with Bausch & Lomb, overseeing the development of LE-T.

      As a result of this transaction, the Company recorded a gain of $16.3 million. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount is to be paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb.

5.    Fixed Assets

      Fixed assets consist of the following:


                                                                   December 31,
                                                                   ------------

                                                               2001             2000
                                                           -----------      -----------

      Laboratory, pilot plant and other equipment          $ 2,826,727      $ 2,400,221
      Leasehold improvements                                   623,607          467,444
      Office furniture and fixtures                            397,745          249,480
      Computer equipment                                       704,316          582,396




Pharmos Corporation
Notes to Consolidated Financial Statements


      Vehicles                                                  38,742           38,742
                                                           -----------      -----------

                                                             4,591,137        3,738,283
      Less - Accumulated depreciation and amortization      (2,672,857)      (2,056,893)
                                                           -----------      -----------

                                                           $ 1,918,281      $ 1,681,390
                                                           ===========      ===========

      Depreciation and amortization of fixed assets was $622,283, $435,200 and $299,520 in 2001, 2000 and 1999, respectively.

Pharmos Corporation
Notes to Consolidated Financial Statements

 6.   Accrued expenses

      Accrued expenses consist of the following:


                                                                             December 31,
                                                                             ------------

                                                                        2001                2000
                                                                     ----------          ----------

      Accrued expenses, other                                        $  814,910          $1,162,098
      Research & development cost relating to LE-T (Note 4)           3,750,000                  --
      Accrued fee due to the LE patent owner (Note 4)                 1,244,732                  --
                                                                     ----------          ----------

      Total accrued expenses                                         $5,809,642          $1,162,098
                                                                     ==========          ==========

7.    Grants for Research and Development

      The Company has entered into agreements with U.S. federal agencies and the State of Israel, which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $1,336,566, $326,438 and $138,102 during 2001, 2000 and 1999, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of the technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 3% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds.

      As of December 31, 2001, the total amounts received under such grants amounted to $4,853,657, of which $4,273,969 relates to grants that contain royalty provisions. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $3,142,551 based on grants received through December 31, 2001.

      In April 1997, the Company also signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits, operated by the Office of the Chief Scientist. Under such agreements the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. The Company received grants totaling $281,453, $543,807 and $418,074 in 2001, 2000 and 1999, respectively, pursuant to this agreement.

8.    Licensing Arrangements

      The Company is a licensee of certain research technologies and has various license agreements wherein the Company has acquired exclusive or co-exclusive rights to develop and commercialize certain research technologies. These agreements generally require the Company to pay royalties on the sale of products developed and contingent royalties based upon milestones from the licensed technologies and fees on revenues from sublicenses, where applicable. The royalty rates, as defined in the respective license agreements, are customary and usual in the pharmaceutical industry. The royalties will be payable for periods up to fifteen years from the date of specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date on which approval from the FDA is received for a developed product. No amounts have been recorded as a liability with respect to any contingent royalties as of December 31, 2001.

Pharmos Corporation
Notes to Consolidated Financial Statements

      Certain of the license agreements, which include agreements related to Lotemax and Alrex, required annual payments for periods extending through 2012. Minimum annual payments under licensing agreements are $103,500. License fee expense amounted to approximately $103,500 during 2001, 2000, and 1999. With the completion of the sale of the ophthalmic business to Bausch & Lomb in October 2001, the obligations under these agreements have been assumed by Bausch & Lomb.

      The Company has paid a licensor, who is a former director, prepaid royalties against future royalties on sales of Lotemax and Alrex. Outstanding prepaid royalties totaled $ 0 and $149,591 and are reflected as an asset on the balance sheets at December 31, 2001 and 2000, respectively.

9.    Private Placement

      In September 2000, the Company completed a private placement of convertible debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million.

      Convertible Debentures

      The Convertible Debentures, which generated gross proceeds of $8 million, were due in February 2002 and carried a 6% interest payable semiannually in cash or common stock. In connection with the Convertible Debenture, the institutional investors also received warrants for the purchase of 276,259 common shares with a relative fair value of $725,000. The Convertible Debentures were convertible into common shares of the Company at the conversion price of $3.83 per share (or 2,088,775 common shares) and were convertible beginning October 31, 2000. Under certain limited anti-dilutive conditions, the conversion price may change. Until converted into common stock or the outstanding principal is repaid, the terms of the Convertible Debentures require the Company to deposit $4 million in an escrow account. The escrowed capital is shown as Restricted Cash on the Company's balance sheet and will be released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt.

      During 2001, the Company paid $589,819 and issued 182,964 shares of the common stock of the Company to the investors in the convertible debenture. The payment of cash and stock were the option chosen by the Company and represent adjustments to the pricing based upon the Company's stock price during the adjustment period. Additional shares were issued for no additional consideration resulting in an increase in common stock of $5,489 and a corresponding decrease in additional paid in capital.

      Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, require the Company to compute the Beneficial Conversion Feature ("BCF") on the convertible debt due to the spread between the fair market value of the common stock at the date of issuance of the convertible debt and the conversion price taking into consideration the relative fair value of the warrants issued in conjunction with this financing. The BCF is netted out of the proceeds and is amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF was computed at approximately $1.8 million, all of which has been amortized and included as interest expense in the year ending December 31, 2000. Additionally, the discount on the Convertible Debenture due to the warrants issued in connection with the convertible debenture of approximately $800,000 will be amortized to interest expense over the life of the debt. For the years ended December 31, 2001 and 2000, $533,932 and $177,976, respectively, has been amortized.

Pharmos Corporation
Notes to Consolidated Financial Statements

      In December 2001, the holders of the Convertible Debentures and the Company agreed to modify the repayment and conversion terms. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 2003 in exchange for a reduction in the conversion price from $3.83 to $2.63 for half of the outstanding balance and $2.15 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 is convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28,2002 to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification was not significant in accordance with EITF 96-19 the change in the fair value between the original convertible debt and the modified convertible debt will be accreted over the remaining term of the convertible debt with a corresponding charge to interest expense.

      Common Stock

      The Company issued 1,024,425 common shares in the private placement that generated gross proceeds of $3 million. Under the terms of the transaction, 821,515 shares were issued at closing. In accordance with the terms of the agreement, since the average closing price of the Company's common stock during the 30 business days following the effective date of the registration statement relating to the shares purchased did not exceed 110% of the initial closing price of $3.65 per share, the Company issued an additional 202,910 shares, calculated in accordance with the stock purchase agreement. The additional shares were issued in the fourth quarter of 2000 for no additional consideration, resulting in an increase in common stock of $6,087 and a corresponding decrease in additional paid in capital.

      One common stock investor has an option ("Call Warrant"), in the form of a warrant, to purchase an additional $2 million of common shares for a period of one year (September 2002) provided that the future purchase price is greater than the initial closing price of $3.65 per share. The maximum number of shares that can be issued from this warrant is 547,945 and is part of the maximum number of warrants issued for the total private placement of 1,115,730, including placement agent warrants at prices ranging from $3.65 to $6.08 per share. The warrants to the one investor for the purchase of an additional $2 million of common stock were valued using the Black Scholes option-pricing model (assumptions: volatility of 78%, risk free rate of 5.89% and a zero dividend yield). The warrants to the placement agents were valued using the Black Scholes option-pricing model using the same assumptions as above. Both warrant issuances were recorded upon issuance as additional paid-in-capital. The investor exercised the Call Warrant in the third quarter of 2001, with the Company issuing 542,299 common shares. During the fourth quarter the Company issued 281,659 shares as an adjustment to the pricing of the Call Warrant based upon the Company's stock price during the adjustment period as defined in the Call Warrant agreement.

      The issuance costs related to the Private Placement of approximately $1.4 million, included the value of 187,929 warrants to purchase common shares (included in the total warrants of 1,115,780 issued in connection with the private placement) at prices ranging from $4.34 to $4.56. The issuance costs relating to the Convertible Debenture of $981,000 will be amortized over the life of the debt. For the year ending December 31, 2001 and 2000, $682,464 and $224,691, respectively, has been amortized and included as interest expense. The issuance costs related to the common stock of $382,000 were netted against the proceeds.

      Of the warrants issued in connection with the private placement, warrants for the purchase of 567,785 common shares at exercise prices ranging from $4.34 to $6.08 per share and an expiration date of September 2005, remain outstanding at December 31, 2001.

      The warrants that were issued in connection with the private placement noted above were valued using the Black-Scholes option pricing model with the following assumption: volatility 78%, risk free rate 5.89% and zero dividend yield.

Pharmos Corporation
Notes to Consolidated Financial Statements

10.   Common and Preferred Stock Transactions

      2001 Transactions

      The Company issued 1,109,446 shares of its common stock upon the exercise of stock options and warrants, and received consideration of $2,417,542.

      On January 1, 2001 the Company terminated the employment contract for two employees and they became independent consultants. In accordance with the incentive option plan, all terminated employees who are extended a consulting contract may continue to vest their options. Since the employees became consultants on a prospective basis, the options outstanding on the date of termination are marked to market each quarter until the options vest. The Company is recording the value of the services being received based on the fair market value of the options using the Black-Scholes option-pricing model, which was more reliable than the value of the services provided. The fair value of these options has been estimated based on the following weighted average assumptions: volatility of 78%, risk free rate of 5.89% and a zero dividend yield. For the year ended December 31, 2001 the Company recorded professional fees relating to these terminated employees of $139,718.

      As of December 31, 2001, the Company had reserved 2,534,089 common shares for the possible conversion of the convertible debentures, 2,452,030 for outstanding stock options and 2,297,277 for outstanding warrants.

      2000 Transactions

      During 2000, the Company issued 1,024,425 shares of common stock in a private placement transaction that generated gross proceeds of $3 million. Additionally, the Company issued warrants to purchase up to 1,115,730 shares of common stock at prices ranging from $3.65 to $6.08 per share and expiring in 2001 and 2005 in connection with the private placement of convertible debt and common stock described in Note 9.

      The Company issued 2,615,003 shares of its common stock upon the exercise of stock options and warrants, and received consideration of $4,832,893.

      During the first quarter of 2000, the Company issued 4,500,000 registered shares of its common stock under a "shelf" registration to several investors, and received consideration, net of offering costs and expenses, of $12,648,383.

Pharmos Corporation
Notes to Consolidated Financial Statements

      During 2000, under terms of the Credit Agreement, the Company issued 518,424 shares of its Common Stock and warrants to purchase 51,162 shares of its Common Stock to the Investor for consideration of $2,145,904, net of fees. The warrants have exercise prices ranging from $2.19 to $16.80 per share and expire in 2003. The proceeds from the common stock issuance were allocated to the common stock and warrants based on the fair value of the securities. The warrants were valued using the Black-Scholes option-pricing model (assumptions: volatility of 78%, risk free rate of 5.89% and a zero dividend yield) and recorded as additional paid in capital. As of December 31, 2000, $1.7 million remained available under the equity line of credit.

      During 2000, the Company issued warrants to purchase 32,000 shares of its common stock (4000 warrants each month through August 2000) as compensation to a consultant. The warrants were immediately exercisable, have an exercise price of $1.19 per share and expire by 2005. The warrants were valued using the Black-Scholes option-pricing model (assumptions: volatility of 78%, risk free rate of 5.89% and a zero dividend yield) and recorded as additional paid in capital.

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

      The Company entered into this Private Equity Line of Credit Agreement (the "Credit Agreement") as of December 10, 1998, and as amended on December 18, 1998, with Dominion Capital Fund, Ltd. (the "Investor"). Pursuant to the terms of the Credit Agreement, the Company may, from time to time during a specified term, cause the Investor to purchase up to an aggregate of $10,000,000 of the Company's common stock, par value $.03 per share (the "Common Stock"). The price per share of Common Stock to be paid by the Investor is to be determined at the time of each purchase according to a specified formula, which is based upon the average closing bid price of the Common Stock on the principal trading exchange or market for the Common Stock (the "Principal Market") over a prescribed, five-day period. With each purchase of Common Stock, the Investor is also to receive warrants exercisable for a number of shares of Common Stock equal to ten percent of the number of shares of Common Stock purchased at an exercise price per share equal to 125% of the closing bid price of the Common Stock on the Principal Market on a specified date. During 1999, under terms of the Credit Agreement, the Company issued 4,128,165 shares of its Common Stock and warrants to purchase 348,495 shares of its Common Stock to the Investor for consideration of $5,250,803, net of fees. The warrants have exercise prices ranging from $1.41 to $2.38 per share and expire by December 2002. The proceeds from the common stock issuance were allocated to the common stock and warrants base on the fair value of the securities. The warrants were valued using the Black-Scholes option pricing model (assumptions: volatility of 50%, risk free rate of 6.5%, zero dividend yield) and recorded as additional paid in capital.

Pharmos Corporation
Notes to Consolidated Financial Statements

11.   Warrants

      Some of the warrants issued in connection with various equity financing and related transactions during 1991 through 2001 contain anti-dilution provisions requiring adjustment. The following table summarizes the common shares issuable upon exercise of warrants outstanding at December 31, 2001 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:


                                                                               Common Shares
                                                                                 Issuable         Exercise
             Issuance Date                  Expiration Date                    Upon Exercise       Price
             -------------                  ---------------                    -------------      --------
             April 1995                     April 2005                            341,600         $ 2.75
                                            April 2005                             10,000         $  .78
             February 1997                  February 2007                          45,000         $ 1.59
                                            February 2007                         404,000         $ 1.59
             March 1997                     March 2008                            171,052         $ 1.38
                                            March 2007                             10,000         $ 1.66
             January 1998                   October 2005                            7,000         $ 2.22
             February 1998                  January 2003                          531,081         $ 2.51
                                            January 2003                          157,185         $ 2.18
             November 1999                  November 2004                           4,000         $ 1.19
             December 1999                  December 2004                           4,000         $ 1.19
             January 2000                   January 2005                            4,000         $ 1.19
             February 2000                  February 2005                           4,000         $ 1.19
             March 2000                     March 2005                              4,000         $ 1.19
             April 2000                     April 2005                              4,000         $ 1.19
             May 2000                       May 2005                                4,000         $ 1.19
             June 2000                      June 2005                               4,000         $ 1.19
                                            June 2003                              12,574         $ 5.00
             July 2000                      July 2005                               4,000         $ 1.19
             August 2000                    August 2005                             4,000         $ 1.19
             September 2000                 September 2005                         95,843         $ 4.56
                                            September 2005                         92,086         $ 4.34
                                            September 2005                        379,856         $ 6.08
                                                                                  -------         ------
               Total shares and average
                    exercise price                                              2,297,277         $ 2.99
                                                                                =========         ======

Pharmos Corporation
Notes to Consolidated Financial Statements

12.  Stock Option Plans

      The Company's shareholders have approved incentive stock option plans for officers and employees. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, generally expire ten years from the date of grant and vest in four annual installments of 25% each.

      The following table summarizes activity in approved incentive stock options approved by the Company's Board of Directors:

                                            Under        Weighted Average
                                           Option        Exercise Price
                                           ------        --------------

Options Outstanding at 12/31/98           1,014,336           $   2.47

Granted                                     312,000           $   1.25
Cancelled                                   (14,000)          $   2.05
                                         ----------           --------

Options Outstanding at 12/31/99           1,312,336           $   2.19
                                         ----------           --------

Granted                                     449,252           $   4.03
Exercised                                  (214,167)          $   2.31
Cancelled                                   (27,583)          $   2.65
                                         ----------           --------

Options Outstanding at 12/31/00           1,519,838           $   2.71
                                         ----------           --------

Granted at fair market value                 57,000           $   2.56
Granted below fair market value             453,500               1.88
Exercised                                   (12,500)              1.25
Cancelled                                    (3,000)              4.03
                                         ----------           --------

Options Outstanding at 12/31/01           2,014,838           $   2.53
                                         ==========           ========

Options exercisable at 12/31/01             898,399           $   2.47
                                         ==========           ========

Options exercisable at 12/31/00             602,836           $   2.29
                                         ==========           ========

Options exercisable at 12/31/99             581,836           $   2.32
                                         ==========           ========

Additional information with respect to the outstanding incentive stock options as of December 31, 2001 is as follows:


                                               Options Outstanding                            Options Exercisable
                          ---------------------------------------------------    -------------------------------------------
                                             Weighted
                                              Average           Weighted
     Range of Exercise       Options         Remaining          Average                                  Weighted Average
           Prices          Outstanding    Contractual Life   Exercise Price      Options Exercisable      Exercise Price
    --------------------- --------------- ----------------- -----------------    --------------------- ---------------------
       $1.25 - $1.88         741,000         8.7 years           $ 1.63                136,500                $ 1.25
       $1.94 - $2.78         815,586         5.7 years           $ 2.50                650,336                $ 2.46
       $3.68 - $4.03         458,252         8.5 years           $ 4.02                111,563                $ 4.03
                          --------------- ----------------- -----------------    --------------------- ---------------------
                            2,014,838        7.4 years           $ 2.53                898,399                $ 2.47

Pharmos Corporation
Notes to Consolidated Financial Statements

      All incentive stock option grants during 2001 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan. As of December 31, 2001, there were 802,500 shares remaining available for issuance under this plan.

      The Company's Board of Directors approved nonqualified stock options for key employees, directors and certain non-employee consultants. The following table summarizes activity in Board-approved nonqualified stock options:

                                           Under          Weighted Average
                                          Option          Exercise Price
                                          ------          --------------

Options Outstanding at 12/31/98           536,765           $   2.47

Granted                                    80,000           $   1.25
                                         --------           --------

Options Outstanding at 12/31/99           616,765           $   2.31
                                         --------           --------

Granted                                   190,748           $   3.81
Exercised                                (283,333)          $   2.23
Cancelled                                 (20,000)          $   1.25
                                         --------           --------

Options Outstanding at 12/31/00           504,180           $   2.97
                                         --------           --------

Granted below fair market value           100,000           $   1.88
Exercised                                (136,988)          $   2.20
Cancelled                                 (30,000)          $   2.77
                                         --------           --------

Options Outstanding at 12/31/01           437,192           $   2.97
                                         ========           ========

Options exercisable at 12/31/01           184,756           $   3.18
                                         ========           ========

Options exercisable at 12/31/00           287,807           $   2.77
                                         ========           ========

Options exercisable at 12/31/99           616,765           $   2.31
                                         ========           ========

Additional information with respect to the outstanding nonqualified stock options as of December 31, 2001 is as follows:


                                            Options Outstanding                               Options Exercisable
                          ---------------------------------------------------    -------------------------------------------
                                              Weighted
                                              Average           Weighted
     Range of Exercise       Options         Remaining          Average                                  Weighted Average
           Prices          Outstanding    Contractual Life   Exercise Price      Options Exercisable      Exercise Price
    --------------------- --------------- ----------------- -----------------    --------------------- ---------------------
       $1.25 - $1.88         165,000         8.4 years           $ 1.74                 36,875                $ 1.58
       $2.41 - $2.50          83,194         4.6 years           $ 2.48                 71,944                $ 2.50
       $4.00 - $5.20         188,998         6.5 years           $ 4.25                 75,937                $ 4.61
                          --------------- ----------------- -----------------    --------------------- ---------------------
                             437,192         6.6 years           $ 2.97                184,756                $ 3.18

      All incentive stock option grants during 2001 were made from the Pharmos Corporation 2000 Incentive

Pharmos Corporation
Notes to Consolidated Financial Statements

      and Non-Qualified Stock Option Plan. As of December 31, 2001, there were 889,500 shares remaining available for issuance under this plan.

      During 2000, the Company modified the terms of certain nonqualified stock options granted to two of the Company's former Directors who entered into consulting relationships with the Company. The modifications included the immediate vesting of the nonqualified options and, accordingly, the Company expensed the value of these options as consultant compensation for the year ended December 31, 2000.

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. During 2001, the Company issued 453,500 incentive stock options and 100,000 non-qualified stock options to employees and directors at an exercise price of $1.875 per share. The exercise price of $1.875 was representative of the average price during the month the options were granted, but was below the closing market price on the date of the grant. Accordingly, the Company recorded compensation expense of $34,594 and deferred compensation expense of $172,969 to reflect the difference between the exercise price and the closing market price on the date of the grant. The deferred compensation expense will be amortized over the remaining three-year vesting period.

      All other options and warrants granted to employees were granted with exercise prices equal to the fair value of the common stock on the respective grant dates, thus no compensation expense has been recognized for those stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and income per share would have been decreased by approximately $923,000, or $.02 per share in 2001 and net loss and loss per share would have increased by approximately $798,000, or $.02 per share in 2000 and $560,000, or $.01 per share in 1999. The weighted average fair value of options and warrants granted to employees, officers, and directors from 1999 through 2001 are estimated at $ 0.783 to $2.697 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 78% in 2000and 2001 and 50% in 1999, risk-free interest rate ranging between 3.90% and 4.94% in 2001, 5.89% in 2000 and 6.5% in 1999, assumed forfeiture rate of 3%, and an expected life of 1 to 5 years.

13.   Income Taxes

      No provision for federal income taxes was recorded for the two years ended December 31, 2000 due to net operating losses incurred. No provision for income taxes was recorded for the year ended December 31, 2001 since the Company will be able to utilize its net operating loss carryforwards to offset any tax due. Net operating loss carryforwards for U.S. tax purposes of approximately $64,000,000 expire from 2002 through 2021.

      During 2001, the Company sold a portion of its New Jersey net operating loss carryforwards to a third party under the New Jersey Technology Tax Certificate Program and, as a result, recorded a tax benefit of $226,033.

      The Company's gross deferred tax assets of $26,900,000 and $28,300,000 at December 31, 2001 and 2000, respectively, represented primarily the tax effect of both the net operating loss carryforwards ($22.4 million in 2001 and $23.1 million in 2000), deferred research and development costs ($2.4 million in 2001 and $3.0 million in 2000) and research and development tax credit carryforwards ($1.9 million in 2001 and $1.5 million in 2000). As a result of

Pharmos Corporation
Notes to Consolidated Financial Statements

      previous business combinations and changes in stock ownership, substantially all of these net operating losses and tax credit carryforwards are subject to significant restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets due to management's uncertainty of the recoverability of the deferred tax assets.

Pharmos Corporation
Notes to Consolidated Financial Statements

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

      At December 31, 2001, the future minimum lease commitments with respect to non-cancelable operating leases (including office and equipment leases) with initial terms in excess of one year are as follows:

                                                          Lease
                                                        Commitments
                                                        -----------
                  2002                                  $ 284,419
                  2003                                    184,473
                  2004                                    158,617
                  2005                                    156,516
                  2006                                    156,516
                  thereafter                               45,820
                                                         --------
                                                        $ 986,361
                                                        =========

      Rent expense during 2001 2000 and 1999 amounted to $353,793, $329,246 and $323,469, respectively. Rent expense in 2001, 2000 and 1999 is net of $0, $0 and $86,454 of sublease income, respectively.

      Consulting contracts and employment agreements

      In  the  normal  course  of  business,  the  Company  enters  into  annual
      employment   and   consulting   contracts   with  various   employees  and
      consultants.

      Dividend restrictions

      Dividends may be paid by the Company's subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 2001, 2000 or 1999. The Company does not intend to pay a cash dividend in the foreseeable future.

15.   Employee Benefit Plan

      The Company has a 401-K defined contribution profit-sharing plan covering certain employees. Contributions to the plan are based on salary reductions by the participants, matching employer contributions as determined by the Company, and allowable discretionary contributions, as determined by the Company's Board of Directors, subject to certain limitations. Contributions by the Company to the plan amounted to $39,637, $26,570 and $11,333 in 2001, 2000 and 1999, respectively.

Pharmos Corporation
Notes to Consolidated Financial Statements

16.   Estimated Fair Value of Financial Instruments

      The  carrying  amounts  of cash and cash  equivalents,  grants  and  other receivables, accounts payable and accrued expenses are reasonable estimates of their fair values. The estimated fair market value of the convertible debt is $9.5 million, or $1.7 million greater than the book value of $7.8 million at December 31, 2001.

17.   Segment and Geographic Information

      The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

      Geographic information for the years ending December 31, 2001, 2000 and 1999 are as follows:


                                      2001                 2000                 1999
                                  ------------         ------------         ------------
      Net revenues
        United States             $  4,298,441         $  5,098,504         $  3,279,397
        Israel                              --                   --                   --
                                  ------------         ------------         ------------
                                  $  4,298,441         $  5,098,504         $  3,279,397
                                  ============         ============         ============
      Net income (loss)
        United States             $  5,564,634         ($ 7,597,846)        ($ 4,343,289)
        Israel                        (518,779)            (386,356)            (274,901)
                                  ------------         ------------         ------------
                                  $  5,045,855         ($ 7,984,202         ($ 4,618,190)
                                  ============         ============         ============
      Total assets
        United States             $ 40,648,880         $ 28,073,517         $  5,728,624
        Israel                       3,614,111            2,709,592            2,062,670
                                  ------------         ------------         ------------
                                  $ 44,262,991         $ 30,783,109         $  7,791,294
                                  ============         ============         ============
      Capital expenditures, net
        United States             $    138,424         $     54,746         $     23,448
        Israel                         720,750              877,985              278,902
                                  ------------         ------------         ------------
                                  $    859,174         $    932,731         $    302,350
                                  ============         ============         ============







Pharmos Corporation
Notes to Consolidated Financial Statements

18.        Quarterly Information (Unaudited)


         Year ended
      December 31, 2001                 1st Quarter        2nd Quarter       3rd Quarter       4th Quarter
      -----------------                 -----------        -----------       -----------       -----------

    Revenues                            $  1,105,058      $  1,480,737      $  1,712,646                --***

    Gross Margin                             693,717         1,026,829         1,309,306                --***

    Operating Expenses                     3,350,345         3,189,482         3,093,611      $  4,155,853

    Loss from Operations                  (2,656,628)       (2,162,653)       (1,784,305)       (4,155,853)

    Other Income (Expense), net              (93,475)         (204,092)         (212,741)       16,089,569*

    Net income (loss) applicable to
    common shareholders                 $ (2,750,103)     $ (2,366,745)     $ (1,997,046)     $ 12,159,749*

    Net income (loss)
     per share - basic & diluted        $       (.05)     $       (.04)     $       (.04)     $        .22

*- Other Income (Expense), net and the Net Loss for the fourth quarter of 2001 include the gain from the sale of the ophthalmic product line to Bausch & Lomb in October 2001.

***- As a result of the sale to Bausch & Lomb in October 2001, there was no revenue or gross margin during the fourth quarter of 2001.



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

    Other Income (Expense), net
                                                146,869          287,602           (136,074)**      (1,535,269)**

    Net loss applicable to common
    shareholders                            $(1,895,144)     $  (849,932)       $(1,531,159)**     $(3,707,967)**

    Net loss per share -basic & diluted
                                            $      (.04)     $      (.02)       $      (.03)       $      (.07)

Pharmos Corporation
Notes to Consolidated Financial Statements


**- Other Income (Expense), net and the Net Loss for the third and fourth quarter of 2000 include the amortization of the Beneficial Conversion Feature from the Private Placement as discussed in Note 9.

Pharmos Corporation
Notes to Consolidated Financial Statements


19.   Subsequent event

      In January 2002, the convertible debenture commitment of approximately $2 million was repaid in cash. Additionally, $2.6 million (including accrued interest of $0.1 million) was converted into 1,217,485 common shares, thus leaving $3.9 million (including accrued interest of $0.4 million) as outstanding as of March 15, 2002. After the repayment and conversion, $3.6 million was released from restricted cash.