Form 10-Q
period 2002-03-31
PHARMOS CORP
filed 2002-05-13
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2002

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

As of May 1, 2002, the Registrant had outstanding 56,573,792 shares of its $.03 par value Common Stock.

Part I.   Financial Information
Item 1   Financial Statements

Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
================================================================================

                                                                      March 31,         December 31,
                                                                         2002               2001
                                                                    =============      =============
Assets
   Cash and cash equivalents                                        $  30,860,253      $  35,269,114
   Receivables                                                            723,779            690,067
   Restricted cash                                                      1,244,732          2,275,251
   Prepaid expenses and other current assets                              466,754            997,695
                                                                    -------------      -------------
        Total current assets                                           33,295,518         39,232,127

   Fixed assets, net                                                    1,927,547          1,918,281
   Restricted cash                                                        515,595          3,090,550
   Other assets                                                            22,033             22,033
                                                                    -------------      -------------

        Total assets                                                $  35,760,693      $  44,262,991
                                                                    =============      =============

Liabilities and Shareholders' Equity
   Accounts payable                                                 $     457,565      $   2,197,299
   Accrued expenses                                                     5,738,663          5,809,642
   Accrued wages and other compensation                                 1,244,558          1,317,934
   Convertible debentures, net                                                 --          1,949,317
                                                                    -------------      -------------
        Total current liabilities                                       7,440,786         11,274,192

   Convertible debentures, net                                          3,366,662          5,847,951
                                                                    -------------      -------------
        Total liabilities                                              10,807,448         17,122,143
                                                                    -------------      -------------

   Commitments and contingencies

   Shareholders' equity
   Common stock, $.03 par value; 80,000,000 shares authorized,
   56,573,792 and 55,356,307 issued and outstanding
   (excluding 18,356 shares in 2002 and 2001, held in Treasury)
       in 2002 and 2001, respectively                                   1,697,213          1,660,688
     Deferred compensation                                               (180,533)          (223,144)
     Paid in capital                                                  113,853,090        111,151,758
     Accumulated deficit                                              (90,416,525)       (85,448,454)
                                                                    -------------      -------------
        Total shareholders' equity                                     24,953,245         27,140,848
                                                                    -------------      -------------

        Total liabilities and shareholders' equity                  $  35,760,693      $  44,262,991
                                                                    =============      =============

  The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
================================================================================

                                                          Three Months Ended March 31,
                                                              2002             2001
                                                          ------------    ------------
Revenues
    Product sales                                                   --      $1,025,058
    License fee                                                     --          80,000
                                                          ------------    ------------
    Total Revenues                                                  --       1,105,058

Cost of Goods Sold                                                  --         411,341
                                                          ------------    ------------

Gross Margin                                                        --         693,717

Expenses
    Research and development, net                           $3,683,793       2,170,598
    Selling, general and administrative                        893,383       1,020,526
    Depreciation and amortization                              174,912         159,221
                                                          ------------    ------------

       Total operating expenses                              4,752,088       3,350,345
                                                          ------------    ------------

Loss from operations                                        (4,752,088)     (2,656,628)

Other income (expense)
    Interest income                                            169,981         322,080
    Other income (expense), net                                 11,327          10,457
    Interest expense                                          (397,289)       (426,012)
                                                          ------------    ------------
    Other income (expense), net                               (215,981)        (93,475)
                                                          ------------    ------------

Net loss                                                   ($4,968,069)    ($2,750,103)
                                                          ============    ============

Net loss per share applicable
    to common stockholders - basic and diluted                  ($0.09)         ($0.05)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     56,452,044      54,171,988
                                                          ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
================================================================================

                                                                 Three Months Ended March 31,
                                                                     2002            2001
                                                                 ------------    ------------
Cash flows from operating activities
  Net loss                                                        ($4,968,069)    ($2,750,103)
   Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                                  174,912         159,221
       Amortization of Debt Discount and Issuance costs               232,394         304,102
       Accretion of convertible debt                                  110,583              --
       Non-cash compensation charge - options issued below market      12,973              --
       Non-cash compensation charge - consultant compensation          39,319          10,395
   Changes in operating assets and liabilities
       Inventory                                                           --           2,009
       Receivables                                                    (33,712)        (73,717)
       Prepaid expenses and other current assets                      530,941         (26,863)
       Advanced royalties                                                  --           6,591
       Accounts payable                                            (1,739,735)      1,028,352
       Accrued expenses                                                46,613          47,444
       Accrued wages and other compensation                           (73,376)        140,126
                                                                 ------------    ------------

       Total adjustments                                             (699,088)      1,597,660
                                                                 ------------    ------------

  Net cash flows used in operating activities                      (5,667,157)     (1,152,443)

Cash flows from investing activities
     Purchases of fixed assets, net                                  (184,178)       (394,724)
                                                                 ------------    ------------

  Net cash flows used in investing activities                        (184,178)       (394,724)

Cash flows from financing activities
     Advances against future sales                                         --        (233,097)
     Proceeds from issuances of common stock
         and exercise of warrants, net                                     --         185,500
     Repayment of convertible debentures                           (2,000,000)             --
     Fees related to refinancing convertible debentures              (163,000)             --
     Pricing adjustment for private placement, net                         --        (583,896)
     Decrease (increase) in restricted cash                         3,605,474         (25,535)
                                                                 ------------    ------------

Net cash provided by (used in) financing activities                 1,442,474        (657,028)
                                                                 ------------    ------------

Net decrease in cash and cash equivalents                          (4,408,861)     (2,204,195)

Cash and cash equivalents at beginning of year                     35,269,114      22,480,777
                                                                 ------------    ------------

Cash and cash equivalents at end of period                        $30,860,253     $20,276,582
                                                                 ============    ============

Supplemental information:
  Interest paid                                                      $175,165          $1,231
Supplemental disclosure of non-cash financing activities:
  Conversion of convertible debt to equity                         $2,617,592              --

  The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

      In October 2001, the Company sold its ophthalmic product line that included Lotemax(R) and Alrex(R), two products that were being marketed and future extensions of loteprednol etabonate (see Note 4). As a result of the sale, the Company is exclusively in the drug candidate development stage.

2.    Liquidity and Business Risks

      The Company incurred operating losses since its inception through the year ended December 31, 2000. During 2001, the Company recorded net income due to the nonrecurring sale of its ophthalmic product line. At March 31, 2002, the Company has an accumulated deficit of $90.4 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that the current cash and cash equivalents of $30.9 million and restricted cash of $1.8 million as of March 31, 2002, will be sufficient to support the Company's continuing operations through the middle of 2004.

      The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combination and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

3.    Significant Accounting Policies

      Revenue recognition

      The Company earns license fees from the transfer of drug technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. Up-front license fees are deferred and recognized when all performance obligations are completed. The Company had no product sale revenues for the three months ended March 31, 2002 due to the sale of its ophthalmic product line in October 2001 and does not expect product sale revenues for the next few years.

      Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed and determinable and the amounts are considered collectible. The Company has not recognized any royalty revenue during the three-month periods ending March 31, 2002 and 2001.

      Reclassifications

      Certain amounts for 2001 have been reclassified to conform to the fiscal 2002 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

4.    Collaborative Agreements

      In June 1995, the Company entered into a marketing agreement (the "Marketing Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("Bausch & Lomb"), a shareholder of the Company, to market Lotemax(R) and Alrex(R), on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covered the Company's other loteprednol etabonate based product, LE-T. Under the Marketing Agreement, Bausch & Lomb purchased the active drug substance (loteprednol etabonate) from the Company. A second agreement, covering Europe, Canada and other selected countries, was signed in December 1996 ("the New Territories Agreement"). In October 2001, the Company sold its ophthalmic product line, including the Company's rights under the above agreements to Bausch & Lomb.

      Through October 2001, Bausch & Lomb provided the Company with $5 million in cash advances against future sales. Bausch & Lomb was entitled to recoup the advances by withholding a certain percentage of payments to the Company against payments for purchases of the active drug substance. With the completion of the sale of the ophthalmic product line to Bausch & Lomb in October 2001, all the advances have been repaid.

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

      Pharmos will receive an additional fee of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payments. The Company's only future obligation to Bausch & Lomb after the sale is to pay up to $3.75 million in research and development cost relating to LE-T, of which $600,000 was withheld from the sales proceeds. The entire $3.75 million was netted against the gain on sale recorded. The Company has a passive role as a member of a joint committee, overseeing the development of LE-T. As of March 31, 2002, the Company's share of these research and development-related LE-T expenses was $.4 million.

      As a result of this transaction, the Company recorded a gain of $16.3 million in the fourth quarter of 2001. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount is to be paid in October
      2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

5.    Common Stock Transactions

      During the first quarter of 2002, the Company issued 1,217,485 shares of its common stock upon the conversion of $2.6 million of the Company's convertible debentures relating to the September 2000 offering. The conversion amount includes $.1 million of accrued interest. Additionally, $2 million of convertible debentures were repaid in January 2002, leaving $3.5 million of outstanding principal due in June 2003. In connection with the conversion and repayment, $3.6 million of restricted cash was released to the Company.

6.    Segment and Geographic Information

      The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

      Geographic information for the three months ending March 31, 2002 and 2001 are as follows:

                                                          2002           2001
                                                          ----           ----
          Net revenues
            United States                             $       --     $1,105,058
            Israel                                            --             --
                                                     -----------    -----------
                                                      $       --     $1,105,058
                                                     ===========    ===========
          Net loss
            United States                            ($4,828,047)   ($2,628,931)
            Israel                                      (140,022)      (121,172)
                                                     -----------    -----------
                                                     ($4,968,069)   ($2,750,103)
                                                     ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainty and other factors that may cause results to differ materially from those contemplated in such forward looking statements. In addition, the following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this report.

Through the end of the third quarter of 2001, the Company generated revenues from product sales, however, the Company continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000 and has incurred a cumulative net loss of $90.4 million through March 31, 2002. Net income in 2001 resulted from non-recurring income from the sale of the ophthalmic product line. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Critical Accounting Policies

The Company considers certain accounting policies related revenue recognition and to the tax valuation allowance to be critical policies to the estimation process involved in each.

Revenue

The Company earns license fees from the transfer of drug candidate technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. Up-front license fees are deferred and recognized as revenues when earned and all performance obligations are completed. The Company had no product sale revenues for the three months ended March 31, 2002 due to the sale of the ophthalmic product line in October 2001.

Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed and determinable and the amounts are considered collectible. The Company has not recognized any royalty revenue during 2002 and 2001.

Tax Valuation Allowance

The Company has assessed the future taxable income and has determined that a 100% deferred tax valuation allowance is deemed necessary. In the event the Company were to determine that it would be able to realize its deferred tax asset, an adjustment to the deferred tax asset would increase income in the period such determination is made.

Results of Operations

Quarters ended March 31, 2002 and 2001

There were no product sales or cost of goods sold for the three months ended March 31, 2002. Product sales revenue totaled $1,025,058 and cost of goods sold totaled $411,341 for the quarter ended March 31, 2001. The decrease in both product sales and cost of goods sold is due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. Bausch & Lomb was the Company's marketing partner for its ophthalmic product line.

Total operating expenses increased $1,401,743 or 42%, from $3,350,345 in 2001 to $4,752,088 in 2002. The increase is primarily due to higher research and development expenses.

Net research and development expenses increased by $1,513,195 or 70%, from $2,170,598 in 2001 to $3,683,793 in 2002. The increase in R&D expense is primarily due to increased expenditures related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions. The Company's dexanabinol product, for the treatment of traumatic brain injury, is currently involved in Phase III testing in Europe and Israel. The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's principal project is the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in Europe and Israel. Project cost for the first quarter of 2002 related to the development of dexanabinol for the treatment of traumatic brain injury was $2.2 million. Total costs since the project entered Phase II development in 1996 through March 31, 2002 are $16.9 million.

General and administrative expenses decreased by $127,143 or 12%, from $1,020,526 in 2001 to $893,383 in 2002. The decrease relates to a reduction in the overhead allocation.

Depreciation and amortization expenses increased by $15,691, or 10%, from $159,221 in 2001 to $174,912 in 2002, reflecting increased depreciation expense relating to laboratory equipment purchases.

Other expense, net, increased by $122,506, from $93,475 in 2001 to $215,981 in 2002. The primary cause of this change was the decreased interest income as a result of lower market interest rates on the Company's cash balances in 2002.

Liquidity and Capital Resources

While the Company received revenues since 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $90.4 million at March 31, 2002. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, sales and interest income.

The Company had working capital of $24.6 million as of March 31, 2002 (excluding restricted cash of $1.2 million). Included in the current assets of $33.3 million is $30.9 million related to cash and cash equivalents.

In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product currently in Phase III clinical trial. The Company has had no product sales beginning in the fourth quarter of 2001. Bausch & Lomb will pay the Company up to an additional maximum gross proceeds of $14 million, with the actual payment price based on the date of FDA approval of this new combination therapy. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T and has an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million of the LE-T development cost. As a result of this transaction, the Company recorded a net gain of $16.3 million during the fourth quarter of 2001. The company recorded an accrual of $3.75 million representing the Company's maximum obligation in the continuing clinical development of LE-T. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount is to be paid in October 2002 and is included in restricted cash) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

As of March 31, 2002, we had the following commitments and long-term obligations:

                                Last nine
                                months of
                                   2002           2003        2004         2005      Thereafter    Total
                                   ----           ----        ----         ----      ----------    -----
Operating Leases                 $272,750     $  253,294   $ 227,438     $ 61,928     $ 71,957   $  887,367
Convertible debentures,
excluding interest                             3,500,000                                          3,500,000
R&D commitments                   571,311        190,437                                            761,748
                                 --------------------------------------------------------------------------
     Grand total                 $844,061     $3,943,731   $ 227,438     $ 61,928     $ 71,957   $5,149,115

Management believes that cash and cash equivalents of $30.9 million and the total restricted cash balance of $1.8 million as of March 31, 2002, will be sufficient to support the Company's continuing operations through the middle of 2004. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and our convertible debentures. Due to the relatively short-term nature of these investments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

Statements made in this document related to the development, commercialization and market expectations of the Company's drug candidates, to the establishment of corporate collaborations, and to the Company's operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in Pharmos' filings with the Securities and Exchange Commission could affect such results.

                                     Part II

                                Other Information

Item 1  Legal Proceedings                                                  NONE

Item 2  Changes in Securities                                              NONE

Item 3  Defaults upon Senior Securities                                    NONE

Item 4  Submission of Matters to Vote of Security Holders                  NONE

Item 5  Other Information                                                  NONE

Item 6  Exhibits and Reports on Form 8-K:

        Current report filed on January 4, 2002 (dated of earliest event reported December 31, 2001); Item 5 was reported.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PHARMOS CORPORATION

Dated: May 10, 2002


                                        by: /s/ Robert W. Cook
                                            -------------------
                                            Robert W. Cook
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer)