Form 10-Q
period 2002-06-30
PHARMOS CORP
filed 2002-08-12
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2002

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

As of August 9, 2002 the Registrant had outstanding 56,580,241 shares of its $.03 par value Common Stock.

Part I. Financial Information
Item 1 Financial Statements

Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                 June 30,          December 31,
                                                                                    2002               2001
                                                                               -------------      -------------
Assets
   Cash and cash equivalents                                                   $  26,855,683      $  35,269,114
   Other Receivables                                                               1,481,401            690,067
   Restricted cash                                                                 1,762,230          2,275,251
   Prepaid expenses and other current assets                                         363,713            997,695
                                                                               -------------      -------------
        Total current assets                                                      30,463,027         39,232,127

   Fixed assets, net                                                               1,940,186          1,918,281
   Restricted cash                                                                    60,272          3,090,550
   Other assets                                                                       22,033             22,033
                                                                               -------------      -------------

        Total assets                                                           $  32,485,518      $  44,262,991
                                                                               -------------      -------------

Liabilities and Shareholders' Equity
   Accounts payable                                                            $     448,680      $   2,197,299
   Accrued expenses                                                                5,739,061          5,809,642
   Accrued wages and other compensation                                            1,142,806          1,317,934
   Convertible debentures, net                                                     3,393,320          1,949,317
                                                                               -------------      -------------
        Total current liabilities                                                 10,723,867         11,274,192

   Other liability                                                                    10,000                 --
   Convertible debentures, net                                                            --          5,847,951
                                                                               -------------      -------------
        Total liabilities                                                         10,733,867         17,122,143
                                                                               -------------      -------------

   Commitments and contingencies

   Shareholders' equity
   Common stock, $.03 par value; 80,000,000 shares authorized,
   56,580,241 and 55,356,307 issued and outstanding
   (excluding 14,189 and 18,356 shares in 2002 and 2001, held
   in Treasury) in 2002 and 2001, respectively                                     1,697,406          1,660,688
   Deferred compensation                                                            (149,053)          (223,144)
   Paid in capital                                                               113,970,844        111,151,758
   Accumulated deficit                                                           (93,767,546)       (85,448,454)
                                                                               -------------      -------------
        Total shareholders' equity                                                21,751,651         27,140,848
                                                                               -------------      -------------

        Total liabilities and shareholders' equity                             $  32,485,518      $  44,262,991
                                                                               -------------      -------------

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                               Three Months Ended June 30,
                                                                2002              2001
                                                            ------------      ------------
Revenues
    Product sales                                                     --      $  1,480,737

Cost of Goods Sold                                                    --           453,908
                                                            ------------      ------------

Gross Margin                                                          --         1,026,829
                                                            ------------      ------------

Expenses
    Research and development, net                           $  2,183,508         1,914,812
    Selling, general and administrative                          938,205         1,110,604
    Depreciation and amortization                                171,812           164,066
                                                            ------------      ------------

       Total operating expenses                                3,293,525         3,189,482
                                                            ------------      ------------

Loss from operations                                          (3,293,525)       (2,162,653)

Other income (expense)
    Interest income                                              144,799           226,208
    Other expense, net                                           (13,525)           (4,315)
    Interest expense                                            (188,772)         (425,985)
                                                            ------------      ------------
    Other expense, net                                           (57,498)         (204,092)
                                                            ------------      ------------

Net loss                                                     ($3,351,023)      ($2,366,745)
                                                            ============      ============

Net loss per share
    - basic and diluted                                            ($.06)            ($.04)
                                                            ============      ============

Weighted average shares outstanding - basic and diluted       56,575,168        54,356,721
                                                            ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                               Six Months Ended June 30,
                                                                2002               2001
                                                            ------------      ------------
Revenues
    Product sales                                                     --      $  2,505,795
    License fee                                                       --            80,000
                                                            ------------      ------------
    Total Revenues                                                    --         2,585,795

Cost of Goods Sold                                                    --           865,249
                                                            ------------      ------------

Gross Margin                                                          --         1,720,546
                                                            ------------      ------------

Expenses
    Research and development, net                           $  5,867,301         4,085,410
    Selling, general and administrative                        1,831,588         2,131,130
    Depreciation and amortization                                346,724           323,287
                                                            ------------      ------------

       Total operating expenses                                8,045,613         6,539,827
                                                            ------------      ------------

Loss from operations                                          (8,045,613)       (4,819,281)

Other income (expense)
    Interest income                                              314,780           548,288
    Other (expense) income, net                                   (2,198)            6,142
    Interest expense                                            (586,061)         (851,997)
                                                            ------------      ------------
    Other expense, net                                          (273,479)         (297,567)
                                                            ------------      ------------

Net loss                                                     ($8,319,092)      ($5,116,848)
                                                            ============      ============

Net loss per share
    - basic and diluted                                            ($.15)            ($.09)
                                                            ============      ============

Weighted average shares outstanding - basic and diluted       56,509,919        54,265,381
                                                            ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                       Six Months Ended June 30,
                                                                         2002              2001
                                                                     ------------      ------------
Cash flows from operating activities
  Net loss                                                            ($8,319,092)      ($5,116,848)
   Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                                      346,724           323,287
       Amortization of Debt Discount and Issuance costs                   259,053           608,200
       Amortization of FMV of change in Convertible Debt                  213,794                --
       Amortization of deferred compensation for options granted
       below FMV                                                           26,306                --
       Non-cash compensation charge - consultant compensation              59,332           108,198
  Changes in operating assets and liabilities
       Inventory                                                               --           188,909
       Receivables                                                       (791,334)         (464,419)
       Prepaid expenses and other current assets                          633,982            57,976
       Advanced royalties                                                      --             6,591
       Accounts payable                                                (1,748,619)         (176,711)
       Accrued expenses                                                    47,011           404,065
       Accrued wages and other compensation                              (175,128)          198,594
       Other liability                                                     10,000                --
                                                                     ------------      ------------

  Net cash flows used in operating activities                          (9,437,971)       (3,862,158)

Cash flows from investing activities
     Purchases of fixed assets                                           (368,629)         (479,126)
                                                                     ------------      ------------

  Net cash flows used in investing activities                            (368,629)         (479,126)
                                                                     ------------      ------------

Cash flows from financing activities
     Advances against future sales                                             --          (399,327)
     Proceeds from issuance of common stock
         and exercise of warrants, net                                     12,870           236,363
     Pricing adjustment for private placement, net                             --          (583,896)
     Fees related to refinancing convertible debt                        (163,000)
     Repayment of convertible debentures                               (2,000,000)               --
     Decrease (increase) in restricted cash                             3,543,299           (50,099)
                                                                     ------------      ------------

Net cash provided (used in) by financing activities                     1,393,169          (796,959)

Net decrease in cash and cash equivalents                              (8,413,431)       (5,138,243)

Cash and cash equivalents at beginning of year                         35,269,114        22,480,777
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $ 26,855,683      $ 17,342,534
                                                                     ============      ============

Supplemental information:
  Interest paid                                                      $    175,165      $      1,938
Supplemental disclosure of non-cash financing activities:
  Conversion of convertible debt and interest to equity              $  2,617,592                --

       The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

      In October 2001, the Company sold its ophthalmic product line that included Lotemax(R) and Alrex(R), two products that were being marketed, and future extensions of loteprednol etabonate (see Note 5). As a result of the sale, the Company is exclusively in the drug candidate development stage.

2.    Liquidity and Business Risks

      The Company incurred operating losses since its inception through the year ended December 31, 2000. During 2001, the Company recorded net income due to the nonrecurring sale of its ophthalmic product line. At June 30, 2002, the Company has an accumulated deficit of $93.8 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that the current cash and cash equivalents of $26.9 million and restricted cash of $1.8 million as of June 30, 2002, will be sufficient to support the Company's continuing operations through early 2004.

      The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

3.    Significant Accounting Policies

      Revenue recognition

      The Company earns license fees from the transfer of drug technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. Up-front license fees are deferred and recognized when all performance obligations are completed. The Company had no product sale revenues for the three and six month periods ending June 30, 2002 due to the sale of its ophthalmic product line in October 2001 and does not expect product sale revenues for the next few years.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      Reclassifications

      Certain amounts for 2001 have been reclassified to conform to the fiscal 2002 presentation. Such reclassifications did not have a material impact on the Company's financial position or results of operations.

4.    Net Loss Per Common Share

      Basic and diluted net loss per common share was computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, common stock equivalents have been excluded from the calculation of diluted net loss per common share as their inclusion would be antidilutive.

      The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2002 and 2001 had been converted.

                                                             2002         2001
                                                           ---------   ---------
      Stock options                                        3,289,030   2,530,768
      Warrants                                             2,297,277   2,864,576
                                                           ---------   ---------
      Total potential dilutive securities assuming the
      Company was in an income position                    5,586,307   5,395,344

5.    Collaborative Agreements

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

      Sale of Ophthalmic Product line

      In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that were manufactured and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company. Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product candidate currently in Phase III clinical trial. Bausch & Lomb will pay the Company additional fees depending on the approval date with the FDA as follows: If the earlier of (a) commercial launch or (b) 6 months after FDA approval of LE-T (the "Triggering Event") occurs before September 1, 2002 the Company will receive $14.7 million. This amount will be reduced by $90,000 for each month thereafter to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). If the Triggering Event occurs after December 31, 2003, then the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The patent owner of LE-T is entitled to 11% of the additional fees that the Company receives as a result of the contingent payment, which will be net against any additional gain recorded. The Triggering Event has not yet occurred.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      Pharmos will receive an additional fee of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payments. The Company's only future obligation to Bausch & Lomb after the sale is to pay up to $3.75 million in research and development cost relating to LE-T, of which $600,000 was withheld from the sales proceeds. The entire $3.75 million was netted against the gain on sale recorded. The Company has a passive role as a member of a joint committee overseeing the development of LE-T. As of June 30, 2002, the Company's share of these research and development-related LE-T expenses to date was estimated at approximately $600,000.

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

6.    Common Stock Transactions

      During the first quarter of 2002, the Company issued 1,217,485 shares of its common stock upon the conversion of $2.6 million of the Company's convertible debentures relating to the September 2000 offering. The conversion amount includes $100,000 of accrued interest. Additionally, $2 million of convertible debentures were repaid in January 2002, leaving $3.5 million of outstanding principal due in June 2003. In connection with the conversion and repayment, $3.6 million of restricted cash was released to the Company.

      During the first half of 2001, the Company modified the terms of certain incentive and nonqualified stock options granted to three of the Company's former employees who entered into consulting relationships with the Company. Accordingly, the Company expensed $108,198 as consultant compensation for the value of the currently vested options and recorded $273,495 as deferred compensation for the value of the unvested options.

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

      On July 19, 2002, an amendment was filed to the Company's Restated Articles of Incorporation which increased the number of authorized shares of common stock from 80 million to 110 million shares.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

7.    Segment and Geographic Information

      The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

      Geographic information for the three and six months ending June 30, 2002 and 2001 are as follows:

                              Three months ended June 30,        Six months ended June 30,
                              ---------------------------        -------------------------
                                 2002             2001            2002             2001
                                 ----             ----            ----             ----
         Net revenues
           United States     $        --      $ 1,480,737      $        --      $ 2,585,795

           Israel                     --               --               --               --
                             -----------      -----------      -----------      -----------
                             $        --      $ 1,480,737      $        --      $ 2,585,795
                             ===========      ===========      ===========      ===========
         Net loss
           United States     ($3,188,944)     ($2,225,782)     ($8,016,991)     ($4,854,713)
           Israel               (162,079)        (140,963)        (302,101)        (262,135)
                             -----------      -----------      -----------      -----------
                             ($3,351,023)     ($2,366,745)     ($8,319,092)     ($5,116,848)
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

Through the end of the third quarter of 2001, the Company generated revenues from product sales, however, the Company continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000 and has incurred a cumulative net loss of $93.8 million through June 30, 2002. Net income in 2001 resulted from non-recurring income from the sale of the ophthalmic product line. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Results of Operations

Quarters ended June 30, 2002 and 2001

There were no product sales or cost of goods sold for the three months ended June 30, 2002. Product sales revenue totaled $1,480,737 and cost of goods sold totaled $453,908 for the quarter ended June 30, 2001. The decrease in both product sales and cost of goods sold is due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. Bausch & Lomb was the Company's marketing partner for its ophthalmic product line.

Total operating expenses increased $104,043 or 3%, from $3,189,482 in 2001 to $3,293,525 in 2002. The increase is primarily due to increased research and development costs. General and administrative expenses decreased while depreciation expense increased by a small amount.

The company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The only major project of the Company is the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in Europe and Israel. During the second quarter of 2002, the cost of the project was $1.9 million. Total costs since the project entered Phase II development in 1996 through June 30, 2002 are $18.8 million. Enrollment in the current Phase III trial is expected to continue until the end of 2003. The principal costs of completing the project include patient enrollment, production of the drug product, collection and evaluation of the data, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce sufficient quantities of drug product under current Good Manufacturing Practice conditions. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company can expect to begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience set backs or should a product fail to achieve FDA approval and market acceptance for any reason, it would have a material adverse affect on our business.

Expenses for other research & development projects in earlier stages of development for the second quarters of 2002 and 2001 were $791,575 and $1,024,122, respectively. Total research and development expenses for the second quarters of 2002 and 2001 were $2,183,375 and $1,858,843, respectively. The company received from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade grant money of $878,616 and $234,329 during the second quarters of 2002 and 2001, respectively, which reduced the research and development expenses.

Selling, general and administrative expenses decreased by $172,399 or 16%, from $1,110,604 in 2001 to $938,205 in 2002. The decrease relates to a reduction in the overhead allocation and reduction in headcount.

Other expense, net, decreased by $146,594 or 72%, from $204,092 in 2001 to $57,498 in 2002. The decrease was attributable to the lower debt payable at June 30, 2002 resulting from (i) the conversion from debt to equity in the first quarter of 2002 of $2.6 million of our Convertible Debentures issued in 2000, and (ii) the repayment of $2 million of the Convertible Debentures in the first quarter of 2002. This conversion and repayment resulted in lower interest expense.

Six Months ended June 30, 2002 and 2001

There were no product sales or cost of goods sold for the six months ended June 30, 2002. Product sales revenue totaled $2,505,795 and cost of goods sold totaled $865,249 for the six months ended June 30, 2001. The decrease in both product sales and cost of goods sold is due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. Bausch & Lomb was the Company's marketing partner for its ophthalmic product line.

Total operating expenses increased $1,505,786 or 23%, from $6,539,827 in 2001 to $8,045,613 in 2002. The increase is principally due to higher research and development expenses, and, to a lesser extent, increased depreciation, which was partially offset by a decrease in general and administrative expenses.

The company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The only major project of the Company is the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in Europe and Israel. During the first six months of 2002, the cost of the project was $4.1 million. Total costs since the project entered Phase II development in 1996 through June 30, 2002 are $18.8 million. Enrollment in the current Phase III trial is expected to continue until the end of 2003. The principal costs of completing the project include patient enrollment, production of the drug product, collection and evaluation of the data, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce sufficient quantities of drug product under current Good Manufacturing Practice conditions. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company can expect to begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience set backs or should a product fail to achieve FDA approval and market acceptance for any reason, it would have a material adverse affect on our business.

Expenses for other research & development projects in earlier stages of development for the first six months of 2002 and 2001 were $2,117,057 and $1,771,646, respectively. Total research and development expenses for the first six months of 2002 and 2001 were $5,867,302 and $3,958,474, respectively. The company received from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade grant money of $1,188,842 and $438,696 during the first six months of 2002 and 2001, respectively which reduced the research and development expenses.

Selling, general and administrative expenses decreased by $299,542 or 14%, from $2,131,130 in 2001 to $1,831,588 in 2002. The decrease relates to a reduction in the overhead allocation.

Depreciation and amortization expenses increased by $23,437, or 7%, from $323,287 in 2001 to $346,724 in 2002, reflecting increased depreciation expense relating to laboratory equipment purchases.

Other expense, net, decreased by $24,088 or 8%, from $297,567 in 2001 to $273,479 in 2002.The decrease was attributable to the lower debt payable at June 30, 2002 resulting from (i) the conversion from debt to equity in the first quarter of 2002 of $2.6 million of our Convertible Debentures issued in 2000, and (ii) the repayment of $2 million of the Convertible Debentures in the first quarter of 2002. This conversion and repayment resulted in lower interest expense.

Liquidity and Capital Resources

While the Company received revenues from 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $93.8 million at June 30, 2002. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, sales and interest income.

The Company had working capital of $18.0 million as of June 30, 2002 (excluding restricted cash of $1.8 million). Included in the current assets of $30.5 million is $26.9 million related to cash and cash equivalents.

In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product currently in Phase III clinical trial. The Company has had no product sales beginning in the fourth quarter of 2001. Bausch & Lomb will pay the Company up to an additional maximum gross proceeds of $14.7 million, with the actual payment price based on the date of the earlier of commercial launch or the six month anniversary of FDA approval of this new combination therapy. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T and has an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million of the LE-T development cost. As a result of this transaction, the Company recorded a net gain of $16.3 million during the fourth quarter of 2001. The company recorded an accrual of $3.75 million representing the Company's maximum obligation in the continuing clinical development of LE-T. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount is to be paid in October 2002 and is included in restricted cash) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

As of June 30, 2002, we had the following commitments and long-term obligations:

                            Last six
                            months of
                               2002           2003          2004        2005     Thereafter      Total
                               ----           ----          ----        ----     ----------      -----
Operating Leases            $  181,848     $  253,352     $227,496     $61,986     $72,015     $  796,697
Convertible debentures,
excluding interest                          3,500,000                                           3,500,000
R&D commitments                380,874        190,437                                             571,311
                            ----------     ----------     --------     -------     -------     ----------
     Grand total            $  562,722     $3,943,789     $227,496     $61,986     $72,015     $4,868,008

In its agreement with a clinical research organization that is assisting in the European Phase III trials for dexanabinol for traumatic brain injury, the Company is obligated to make certain periodic progress payments which are based on the number of patients successfully enrolled in the trials. Subsequent to June 30, 2002, patient enrollment in the dexanabinol's Phase III traumatic brain injury clinical trial reached a milestone generating an obligation that was paid in the third Quarter of approximately $400,000.

Management believes that cash and cash equivalents of $26.9 million and the total restricted cash balance of $1.8 million as of June 30, 2002, will be sufficient to support the Company's continuing operations through early 2004. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

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

Item 1  Legal Proceedings                                               NONE

Item 2  Changes in Securities                                           NONE

Item 3  Defaults upon Senior Securities                                 NONE

Item 4  Submissions of Matters to Vote of Security Holders              NONE

Item 5  Other Information                                               NONE

Item 6  Exhibits and Reports on Form 8-K

        Number     Exhibit
        ------     -------

        3 Certificate of Amendment of Restated Articles of Incorporation dated July 12, 2002

        99.1       Certification by Chief Executive Officer

        99.2       Certification by Chief Financial Officer

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PHARMOS CORPORATION

Dated: August 12, 2002

                                                  by: /s/ Robert W. Cook
                                                     ---------------------------
                                                  Robert W. Cook
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                   Financial Officer)