Form 10-Q
period 2002-09-30
PHARMOS CORP
filed 2002-11-14
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2002

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

As of November 8, 2002 the Registrant had outstanding 56,585,941 shares of its $.03 par value Common Stock.

Part I.  Financial Information
Item 1   Financial Statements


Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                     September 30,    December 31,
                                                                         2002             2001
                                                                     -------------    -------------
Assets
   Cash and cash equivalents                                         $  23,698,765    $  35,269,114
   Other Receivables                                                       735,752          690,067
   Restricted cash                                                       1,762,502        2,275,251
   Prepaid expenses and other current assets                               396,886          997,695
                                                                     -------------    -------------
        Total current assets                                            26,593,905       39,232,127

   Fixed assets, net                                                     1,904,031        1,918,281
   Restricted cash                                                          60,000        3,090,550
   Other assets                                                             32,283           22,033
                                                                     -------------    -------------

        Total assets                                                 $  28,590,219    $  44,262,991
                                                                     =============    =============

Liabilities and Shareholders' Equity
   Accounts payable                                                  $   1,539,473    $   2,197,299
   Accrued expenses                                                      6,082,489        5,809,642
   Accrued wages and other compensation                                  1,109,188        1,317,934
   Convertible debentures, net                                           3,419,990        1,949,317
                                                                     -------------    -------------
        Total current liabilities                                       12,151,140       11,274,192

   Other liability                                                          10,000               --
   Convertible debentures, net                                                  --        5,847,951
                                                                     -------------    -------------
        Total liabilities                                               12,161,140       17,122,143
                                                                     -------------    -------------

   Commitments and contingencies

   Shareholders' equity
   Common stock, $.03 par value; 110,000,000 shares authorized,
   56,585,941 and 55,356,307 issued and outstanding (excluding
   14,189 and 18,356 shares in 2002 and 2001, held in Treasury)
   in 2002 and 2001, respectively                                        1,697,577        1,660,688
   Deferred compensation                                                  (133,320)        (223,144)
   Paid in capital                                                     114,080,934      111,151,758
   Accumulated deficit                                                 (99,216,112)     (85,448,454)
                                                                     -------------    -------------
        Total shareholders' equity                                      16,429,079       27,140,848
                                                                     -------------    -------------

        Total liabilities and shareholders' equity                   $  28,590,219    $  44,262,991
                                                                     =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                            Three Months Ended September 30,
                                                                 2002              2001
                                                             ------------      ------------
Revenues
    Product sales                                                      --        $1,712,646

Cost of Goods Sold                                                     --           403,340
                                                             ------------      ------------

Gross Margin                                                           --         1,309,306
                                                             ------------      ------------

Expenses
    Research and development, net                              $4,148,848         2,237,500
    Selling, general and administrative                         1,076,057           686,587
    Depreciation and amortization                                 170,063           169,524
                                                             ------------      ------------

       Total operating expenses                                 5,394,968         3,093,611
                                                             ------------      ------------

Loss from operations                                           (5,394,968)       (1,784,305)

Other income (expense)
    Interest income                                               127,496           194,396
    Other income                                                    5,346            18,419
    Interest expense                                             (186,438)         (425,556)
                                                             ------------      ------------
    Other expense, net                                            (53,596)         (212,741)
                                                             ------------      ------------

Net loss                                                      ($5,448,564)      ($1,997,046)
                                                             ============      ============

Net loss per share
    - basic and diluted                                             ($.10)            ($.04)
                                                             ============      ============

Weighted average shares outstanding - basic and diluted        56,583,958        54,872,472
                                                             ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                          Nine Months Ended September 30,
                                                               2002             2001
                                                           ------------     ------------
Revenues
    Product sales                                                    --       $4,218,441
    License fee                                                      --           80,000
                                                           ------------     ------------
    Total Revenues                                                   --        4,298,441

Cost of Goods Sold                                                   --        1,268,589
                                                           ------------     ------------

Gross Margin                                                         --        3,029,852
                                                           ------------     ------------

Expenses
    Research and development, net                           $10,016,149        6,322,910
    Selling, general and administrative                       2,907,645        2,817,717
    Depreciation and amortization                               516,787          492,811
                                                           ------------     ------------

       Total operating expenses                              13,440,581        9,633,438
                                                           ------------     ------------

Loss from operations                                        (13,440,581)      (6,603,586)

Other income (expense)
    Interest income                                             442,276          742,648
    Other income, net                                             3,148           24,561
    Interest expense                                           (772,499)      (1,277,553)
                                                           ------------     ------------
    Other expense, net                                         (327,075)        (510,308)
                                                           ------------     ------------

Net loss                                                   ($13,767,656)     ($7,113,894)
                                                           ============     ============

Net loss per share
    - basic and diluted                                           ($.24)           ($.13)
                                                           ============     ============

Weighted average shares outstanding - basic and diluted      56,534,870       54,470,720
                                                           ============     ============


        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                Nine Months Ended September 30,
                                                                     2002             2001
                                                                 ------------     ------------
Cash flows from operating activities
  Net loss                                                       ($13,767,656)     ($7,113,894)
   Adjustments to reconcile net loss to net
    cash flow used in operating activities
       Depreciation and amortization                                  516,787          492,811
       Amortization of Debt Discount and Issuance costs               285,721          912,296
       Amortization of FMV of change in Convertible Debt              317,006               --
       Amortization of deferred compensation for options
       granted below FMV                                               39,649               --
       Non-cash compensation charge - consultant compensation          63,537          122,993
  Changes in operating assets and liabilities
       Inventory                                                           --          322,620
       Other Receivables                                              (45,685)        (548,269)
       Prepaid expenses and other current assets                      600,809          (76,991)
       Advanced royalties                                                  --            6,591
       Other Assets                                                   (10,250)
       Accounts payable                                              (657,826)         417,425
       Accrued expenses                                               390,439          128,111
       Accrued wages and other compensation                          (208,746)         201,812
       Other liability                                                 10,000               --
                                                                 ------------     ------------

  Net cash flows used in operating activities                     (12,466,215)      (5,134,495)
                                                                 ------------     ------------

Cash flows from investing activities
     Purchases of fixed assets                                       (502,537)        (633,699)
                                                                 ------------     ------------

  Net cash flows used in investing activities                        (502,537)        (633,699)
                                                                 ------------     ------------

Cash flows from financing activities
     Advances against future sales                                         --         (619,702)
     Proceeds from issuance of common stock
         and exercise of warrants, net                                 18,104        2,429,826
     Pricing adjustment for private placement, net                         --         (572,539)
     Fees related to refinancing convertible debt                    (163,000)              --
     Repayment of convertible debentures                           (2,000,000)              --
     Decrease (increase) in restricted cash                         3,543,299          (71,399)
                                                                 ------------     ------------

Net cash provided  by financing activities                          1,398,403        1,166,186
                                                                 ------------     ------------

Net decrease in cash and cash equivalents                         (11,570,349)      (4,602,008)

Cash and cash equivalents at beginning of year                     35,269,114       22,480,777
                                                                 ------------     ------------

Cash and cash equivalents at end of period                        $23,698,765      $17,878,769
                                                                 ============     ============

Supplemental information:
  Interest paid                                                      $175,165         $240,000
Supplemental disclosure of non-cash financing activities:
  Conversion of convertible debt and interest to equity            $2,617,593               --


        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

      2.    Liquidity and Business Risks

      The Company incurred operating losses since its inception through the year ended December 31, 2000. During 2001, the Company recorded net income due to the nonrecurring sale of its ophthalmic product line. At September 30, 2002, the Company has an accumulated deficit of $99.2 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that the current cash and cash equivalents of $23.7 million and restricted cash of $1.8 million as of September 30, 2002, will be sufficient to support the Company's continuing operations through early 2004.

      The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing in the future, long-term operations will need to be scaled back or discontinued.

      3.    Significant Accounting Policies

      Revenue recognition

      The Company earns license fees from the transfer of drug technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. Up-front license fees are deferred and recognized when all performance obligations are completed. The Company had no product sale revenues for the three and nine month periods ending September 30, 2002 due to the sale of its ophthalmic product line in October 2001, and does not expect product sale revenues for the next few years. Further product sales revenue may never materialize if products currently under development fail to be ultimately approved or commercialized.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements


      Reclassifications

      Certain amounts for 2001 have been reclassified to conform to the fiscal 2002 presentation. Such reclassifications did not have a material impact on the Company's financial position or results of operations.

      4.    Net Loss Per Common Share

      Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, common stock equivalents have been excluded from the calculation of diluted net loss per common share, as their inclusion would be antidilutive.

      The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2002 and 2001 had been converted.

                                                            2002         2001
                                                          ---------    ---------
      Stock options                                       3,104,030    2,427,030
      Warrants                                            2,297,277    2,297,277
      Shares issuable upon exercise of convertible debt   1,373,243    2,088,773
                                                          ---------    ---------
      Total potential dilutive securities assuming the
      Company was in an income position                   6,774,550    6,813,080

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

      Sale of Ophthalmic Product line

      In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that were manufactured and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company. Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product candidate currently in Phase III clinical trial. Bausch & Lomb will pay the Company additional fees depending on the approval date with the FDA as follows: If the earlier of (a) commercial launch or (b) 6 months after FDA approval of LE-T (the "Triggering Event") occurred before September 1, 2002 the Company would have received $14.7 million. This amount is being reduced by $90,000 for each month thereafter to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). If the Triggering Event occurs after December 31, 2003, then the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The patent owner of LE-T is entitled to 11% of the additional fees that

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      the Company receives as a result of the contingent payment, which will be net against any additional gain recorded. The Triggering Event has not yet occurred.

      Pharmos will receive an additional fee of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payments. The Company's only future obligation to Bausch & Lomb after the sale is to pay up to $3.75 million in research and development cost relating to LE-T, of which $600,000 was withheld from the sales proceeds. The entire $3.75 million was netted against the gain on sale recorded. The Company has a passive role as a member of a joint committee overseeing the development of LE-T. As of September 30, 2002, the Company's share of these research and development-related LE-T expenses to date was approximately $1.2 million.

      As a result of this transaction, the Company recorded a gain of $16.3 million in the fourth quarter of 2001. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million was paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb.

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

      Geographic information for the three and nine months ending September 30, 2002 and 2001 are as follows:

                             Three months ended           Nine months ended
                                September 30,               September 30,
                                -------------               -------------
                             2002          2001          2002           2001
                             ----          ----          ----           ----
       Net revenues
         United States          $ --    $1,712,646           $ --    $4,298,441
         Israel                   --            --             --            --
                         -----------   -----------   ------------   -----------
                                $ --    $1,712,646           $ --    $4,298,441
                         ===========   ===========   ============   ===========
       Net loss
         United States   ($4,762,042)  ($1,880,750)  ($12,779,033)  ($6,735,463)
         Israel             (686,522)     (116,296)      (988,623)     (378,431)
                         -----------   -----------   ------------   -----------
                         ($5,448,564)  ($1,997,046)  ($13,767,656)  ($7,113,894)
                         ===========   ===========   ============   ===========

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      8.    New Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal

      Activities", which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. SFAS No. 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time a company formally approves and commits to an exit plan as set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The company does not expect the adoption to have any impact on its consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No.64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" (SFAS 64") and amends SFAS No. 13, " Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will be used to classify gains and losses from extinguishment of debt. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company expects to adopt SFAS 145 effective January 1, 2003 and reflect any necessary reclassifications in its consolidated statements of operations. The adoption of SFAS 145 will not have a material impact on the Company's financial position.

      9.    Subsequent Event

      On October 24, 2002, we filed a report on Form 8-K to disclose our adoption of a Shareholder Rights Plan and our entering into a Rights Agreement with respect to such Plan, as well as our adoption of amended and restated By-Laws.

      Under the Rights Agreement, each common stockholder of record as of the close of business on November 6, 2002, received a dividend of one right for each share of common stock held. Each right entitled the holder to purchase from the company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $15.00. The rights will become exercisable and will detach from the common stock for a specified period after any person or group, without the approval of the Corporation's board of directors, has become the beneficial owner of, or commences a tender offer or exchange offer for, 15% or more of the then outstanding shares of Pharmos common stock (subject to certain exceptions). A copy of the Rights Agreement, which fully describes the rights, is included as Exhibit 99.2 to the Current Report on Form 8-K dated October 24, 2002 filed by us with the SEC.

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

Through the end of the third quarter of 2001, the Company generated revenues from product sales, however, the Company continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000 and has incurred a cumulative net loss of $99.2 million through September 30, 2002. Net income in 2001 resulted from non-recurring income from the sale of the ophthalmic product line. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and to develop, acquire, or contract for the capacity to manufacture and sell its products are necessary factors to enable to the Company to achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Results of Operations

Quarters ended September 30, 2002 and 2001

There were no product sales or cost of goods sold for the three months ended September 30, 2002. Product sales revenue totaled $1,712,646 and cost of goods sold totaled $403,340 for the quarter ended September 30, 2001. The decrease in both product sales and cost of goods sold is due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. Bausch & Lomb was the Company's marketing partner for its ophthalmic product line.

Total operating expenses increased $2,301,357 or 74%, from $3,093,611 in 2001 to $5,394,968 in 2002. The increase is primarily due to increased research and development costs and to a smaller extent general and administrative expenses, and depreciation.

The company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major project is the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in Europe, Australia, and Israel. During the third quarter of 2002, the gross cost of the project was $4.0 million. Total costs since the project entered Phase II development in 1996 through September 30, 2002 are $22.8 million. Enrollment in the current Phase III trial is expected to continue until the end of 2003. The principal costs of completing the project include patient enrollment, production of the drug product, collection and evaluation of the data, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce sufficient quantities of drug product under current Good Manufacturing Practice conditions. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company can expect to begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience setbacks or should a product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during the quarter, the Company received approval from Israel's Ministry of Health to commence a Phase IIa trial of dexanabinol as a preventive agent against the mild cognitive impairment (MCI) that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations. Enrollment of up to 200 patients with this trial is expected to commence by year end. Expenses directly related to this project were not material in the third quarter.

Expenses for other research & development projects in earlier stages of development for the third quarters of 2002 and 2001 were $551,567 and $942,327, respectively. Research and development expenses, net of grants, for the third quarters of 2002 and 2001 were $4,148,848 and $ 2,237,500, respectively. The company received from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade grant money of $843,049 and $283,148 during the third quarters of 2002 and 2001, respectively, which reduced the research and development expenses.

Selling, general and administrative expenses increased by $389,470 or 57%, from $686,587 in 2001 to $1,076,057 in 2002. The increase relates to higher professional fees, investor relations and consultants.

Other expense, net, decreased by $159,145 or 75%, from $212,741 in 2001 to $53,596 in 2002. The decrease was attributable to the lower debt payable at September 30, 2002 resulting from (i) the conversion from debt to equity in the first quarter of 2002 of $2.6 million of our Convertible Debentures issued in 2000, and (ii) the repayment of $2 million of the Convertible Debentures in the first quarter of 2002. This conversion and repayment resulted in lower interest expense.

Nine Months ended September 30, 2002 and 2001

There were no product sales or cost of goods sold for the nine months ended September 30, 2002. Product sales revenue totaled $4,218,441 and cost of goods sold totaled $1,268,589 for the nine months ended September 30, 2001. The decrease in both product sales and cost of goods sold is due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. Bausch & Lomb was the Company's marketing partner for its ophthalmic product line.

Total operating expenses increased $3,807,143 or 40%, from $9,633,438 in 2001 to $13,440,581 in 2002. The increase is principally due to higher research and development expenses, and, to a lesser extent, an increase in general and administrative expenses.

The company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major product is the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in Europe, Australia and Israel. During the first nine months of 2002, the gross cost of the project was $8.1 million. Total costs since the project entered Phase II development in 1996 through September 30, 2002 are $22.8 million. Enrollment in the current Phase III trial is expected to continue until the end of 2003. The principal costs of completing the project include patient enrollment, production of the drug product, collection and evaluation of the data, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce sufficient quantities of drug product under current Good Manufacturing Practice conditions. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company can expect to begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience setbacks or should a product fail to achieve FDA or other regulatory approvals or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during the quarter ended September 30, 2002, the Company received approval from Israel's Ministry of Health to commence a Phase IIa trial of dexanabinol as a preventive agent against the mild cognitive impairment (MCI) that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations. Enrollment of up to 200 patients with this trial is expected to occur by year end. Expenses directly related to this project were not material for the nine months ended September 30, 2002.

Expenses for other research & development projects in earlier stages of development for the first nine months of 2002 and 2001 were $2,668,624 and $2,713,973, respectively. Research and development expenses, net of grants, for the first nine months of 2002 and 2001 were $10,016,149 and $6,322,910, respectively. The company received from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade grant money of $2,031,891 and $721,844 during the first nine months of 2002 and 2001, respectively, which reduced the research and development expenses.

Selling, general and administrative expenses increased by $89,928 or 3%, from $2,817,717 in 2001 to $2,907,645 in 2002. The increase is due to higher professional fees, consultants, and investor relations while offset by a reduction in the overhead allocation.

Depreciation and amortization expenses increased by $23,976, or 5%, from $492,811 in 2001 to $516,787 in 2002, reflecting increased depreciation expense relating to laboratory equipment purchases.

Other expense, net, decreased by $183,233 or 36%, from $510,308 in 2001 to $327,075 in 2002.The decrease was attributable to the lower debt payable at September 30, 2002 resulting from (i) the conversion from debt to equity in the first quarter of 2002 of $2.6 million of our Convertible Debentures issued in 2000, and (ii) the repayment of $2 million of the Convertible Debentures in the first quarter of 2002. This conversion and repayment resulted in lower interest expense.

Liquidity and Capital Resources

While the Company received revenues from 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $99.2 million at September 30, 2002. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, sales and interest income.

The Company had working capital of $12.7 million as of September 30, 2002 (excluding restricted cash of $1.8 million). Included in the current assets of $26.6 million is $23.7 million related to cash and cash equivalents.

In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product currently in Phase III clinical trial. The Company has had no product sales beginning in the fourth quarter of 2001. Bausch & Lomb will pay the Company up to an additional maximum gross proceeds of $14.7 million, with the actual payment price based on the date of the earlier of commercial launch or the six month anniversary of FDA approval of this new combination therapy. If the earlier of (a) commercial launch or (b) the Triggering Event occurred before September 1, 2002, the Company would have received $14.7 million. This amount is being reduced by $90,000 for each month thereafter to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T and has an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million of the LE-T development cost. As a result of this transaction, the Company recorded a net gain of $16.3 million during the fourth quarter of 2001. As of September 30, 2002, the Company's share of these research and development-related LE-T expenses to date was estimated at approximately $1.2 million. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount was paid in October 2002 and is included in restricted cash as of September 30, 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

As of September 30, 2002, we had the following contractual commitments and long-term obligations:

                           Last three
                           months of
                              2002         2003         2004          2005     Thereafter     Total
                              ----         ----         ----          ----     ----------     -----
Operating Leases            $125,640     $514,624     $372,316      $80,661      $71,103   $1,164,344
Convertible debentures,
excluding interest                      3,500,000                                           3,500,000
R&D commitments              190,437      190,437                                             380,874
                           --------------------------------------------------------------------------
     Grand total            $316,077   $4,205,061     $372,316      $80,661      $71,103   $5,045,218

In its agreement with a clinical research organization that is assisting in the European Phase III trials of dexanabinol for traumatic brain injury, the Company is obligated to make certain periodic progress payments for services rendered that are based on the number of patients enrolled in the trials. This performance based agreement, if fully executed, currently totals $7.68 million. The contract may be terminated at any time on thirty days' advance notice. As of September 30, 2002, the Company has recognized $4.3 million as an expense.

Management believes that cash and cash equivalents of $23.7 million and the total restricted cash balance of $1.8 million as of September 30, 2002, will be sufficient to support the Company's continuing operations through early 2004. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please refer to the second to last paragraph in the foregoing section, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in section13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of Pharmos' Chief Executive Officer and Chief Financial Officer and several other members of Pharmos' senior management within the 90-day period preceding the filing date of this quarterly report. Pharmos' Chief Executive Officer and Chief Financial Officer concluded that Pharmos' disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: There were no significant changes in Pharmos' internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                     Part II

                                Other Information

Item 1   Legal Proceedings                                           NONE

Item 2   Changes in Securities                                       NONE

Item 3   Defaults upon Senior Securities                             NONE

Item 4   Submissions of Matters to Vote of Security Holders

      At the Corporation's Annual Meeting of Stockholders held on July 11, 2002, the stockholders of the Corporation elected the following persons as directors of the Corporation to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified:
      Haim Aviv, Elkan R. Gamzu, David Schlachet, Mony Ben Dor, Georges Anthony Marcel and Lawrence F. Marshall. The results of the voting were as follows:

                                          VOTES FOR          VOTES WITHHELD
                                          ---------          --------------
      Haim Aviv                           44,159,599            791,158
      Elkan R. Gamzu                      44,304,864            645,893
      Mony Ben Dor                        44,258,030            692,727
      David Schlachet                     44,316,980            633,777
      Georges Anthony Marcel              44,338,805            611,952
      Lawrence F. Marshall                44,353,455            597,302

      Also at the Annual Meeting, the stockholders approved the increase in the number of authorized shares of the Company's Common Stock to 110,000,000 from 80,000,000 with 43,052,632 votes for approval, 1,852,180 votes against approval, and 45,945 abstentions.

      Further, the stockholders approved the Amendment of the 2000 Stock Plan, with 42,568,666 votes for approval, 2,352,236 votes against approval, and 29,855 abstentions.

      Further, the stockholders ratified the Board's selection of PricewaterhouseCoopers LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2002, with 44,658,928 votes for ratification, 161,174 votes against ratification, and 130,655 abstentions.

Item 5  Other Information                                            NONE

Item 6  Exhibits and Reports on Form 8-K

            (a)   Exhibits

            Number      Exhibit
            ------      --------
            3(i)        Certificate of Designation of the Voting Powers,
                        Designation, Preferences and Relative, Participating,
                        Optional or Other

                        Special Rights and Qualifications, Limitations and Restrictions of the Series D Preferred Stock (incorporated by reference to Exhibit A to Exhibit 99.2 to the Current Report on Form 8-K of Pharmos dated October 24, 2002).

            3(ii) Amended and Restated By-Laws (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Pharmos dated October 24, 2002).

            10.1 Rights Agreement dated as of October 23, 2002 between Pharmos Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Pharmos dated October 24, 2002).

            99.1        Certification by Chief Executive Officer

            99.2        Certification by Chief Financial Officer

            (b)   Reports on Form 8-K

      On October 24, 2002, we filed a report on Form 8-K to disclose our adoption of a Shareholder Rights Plan and our entering into a Rights Agreement with respect to such Plan, as well as our adoption of amended and restated By-Laws.

      Under the Rights Agreement, each common stockholder of record as of the close of business on November 6, 2002, received a dividend of one right for each share of common stock held. Each right entitled the holder to purchase from the company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $15.00. The rights will become exercisable and will detach from the common stock for a specified period after any person or group, without the approval of the Corporation's board of directors, has become the beneficial owner of, or commences a tender offer or exchange offer for, 15% or more of the then outstanding shares of Pharmos common stock (subject to certain exceptions). A copy of the Rights Agreement, which fully describes the rights, is included as Exhibit 99.2 to the Current Report on Form 8-K dated October 24, 2002 filed by us with the SEC.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PHARMOS CORPORATION


Dated: November 14, 2002
                                                by: /s/ Robert W. Cook
                                                ----------------------
                                                Robert W. Cook
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                  Financial Officer)

In connection with the Quarterly Report of Pharmos Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned each hereby certifies, pursuant to 18 U.S.C ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that: (i) the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002
                                                /s/  HAIM AVIV
                                                -----------------------
                                                Haim Aviv
                                                Chief Executive Officer

                                                /s/  ROBERT W. COOK
                                                -----------------------
                                                Robert W. Cook
                                                Chief Financial Officer