Form 10-K
period 2002-12-31
PHARMOS CORP
filed 2003-03-31
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                            Commission File No. 0-11550
December 31, 2002

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|.

      The aggregate market value of the registrant's Common Stock at March 18, 2003 held by those persons deemed to be non-affiliates was approximately $48,776,672.

      As of March 15, 2003, the Registrant had outstanding 61,619,487 shares of its $.03 par value Common Stock.

                                     PART I

Item 1. Business

Introduction

Pharmos Corporation ("Pharmos") is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of inflammatory, pain and neurological disorders. Although we do not currently have any approved products, we have an extensive portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities. Prior to the sale of our existing ophthalmic product line to Bausch & Lomb Incorporated in October of 2001, we had two successful ophthalmic products on the market. To date, our principal sources of cash have been the sale of our existing ophthalmic business, revenues from our ophthalmic product line, public and private financings and research grants.

Dexanabinol, Pharmos' lead central nervous system product, is currently undergoing a pivotal Phase III clinical trial for severe traumatic brain injury in Europe, Australia, and Israel. In February 2003, the FDA accepted the Company's Investigational New Drug (IND) application. With the accepted IND application by the FDA, the Company is now able to begin U.S. patient enrollment into this trial. The Company estimates a total of up to 20 U.S. trauma centers will join the 60 centers in Europe, Israel and Australia already participating in the study. The study is expected to enroll a total of 860 patients, including patients in the U.S.. The Phase II studies, completed in early 2000, revealed that the drug inhibited the increase in intracranial pressure above 25mmHg, the level of pressure above which is considered to be a prognostic indicator of poor outcome. This result was statistically significant. The study also showed a trend of efficacy in the drug treated groups versus the placebo group and, within the most severely injured patients, a more than two-fold increase in the percentage of those achieving good recovery (28.0% in the dexanabinol group vs. 11.7% in the placebo group) was demonstrated. In addition, neurological recovery appeared to be accelerated in the dexanabinol treated group, such that the percentage of dexanabinol patients achieving good recovery at one month after injury was significantly higher than in the placebo group.

In addition, the Company has received approval from Israel's Ministry of Health to commence a Phase IIa trial of dexanabinol as a preventive agent against the mild cognitive impairment (MCI) that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations.

Pharmos has identified several promising new compounds based upon its program to develop synthetic relatives of the active ingredient in cannabis. Preclinical investigations are underway for compounds to treat stroke, pain, and multiple sclerosis.

On October 9, 2001, Pharmos sold all of its rights to its existing ophthalmic product line to Bausch & Lomb for cash and assumption of certain ongoing obligations. The disposition had two parts, one for its two products already on the market, Lotemax(R) and Alrex(R), and the second part for a medication now in Phase III clinical trials, a product known as LE-T, involving a combination of loteprednol etabonate and the antibiotic tobramycin. Based on meeting certain new product milestones for LE-T in the future, the gross proceeds of the total disposition may reach $47 million. Certain rights to the formulation patents of these ophthalmic products in Japan, Korea, and Australia were conveyed to Senju Pharmaceutical Co., Ltd.

Pharmos received gross proceeds of approximately $25 million in cash for the rights to Lotemax(R) and Alrex(R), prescription anti-inflammation and allergy products that are manufactured and marketed by Bausch & Lomb Incorporated under a 1995 Marketing Agreement with Pharmos, and for the rights to any future extensions of the active ingredient, loteprednol etabonate. Additionally, Pharmos may receive up to an additional $12 million in gross proceeds, adjusted based on the date of FDA approval of LE-T. An additional milestone payment of up to $10 million could be paid to Pharmos to the extent certain sales levels are exceeded in the first two years following commencement of sales of LE-T in the U.S. Pharmos paid Dr. Nicholas Bodor, the loteprednol etabonate patent owner and licensor, who is also a former director of and consultant to Pharmos, a total of approximately $2.7 million from the initial proceeds of the sale of

Lotemax(R) and Alrex(R) in return for his consent to Pharmos' assignment of its rights under the license agreement to Bausch & Lomb Incorporated. Pharmos will also pay Dr. Bodor 11% of our LE-T proceeds due upon FDA approval and 14.3% of any LE-T milestone payment as described above. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T based on the arrangement with Bausch & Lomb Incorporated, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb to Pharmos in October 2001. As of December 31, 2002, Pharmos' share of these research and development related LE-T expenses was approximately $1.6 million.

Strategy

Pharmos' business is the discovery and development of new drugs to treat a range of inflammatory and neurological disorders such as traumatic brain injury, stroke and pain. We seek to enter into collaborative relationships with established pharmaceutical companies to complete development and commercialization of our products.

Pharmos is applying its experience in rational drug design, novel drug delivery technology and high through put screening procedures that facilitate the rapid testing of compounds to develop products directed at several fields, including neuroprotective compounds for traumatic brain injury and stroke, and synthetic, non-psychotropic compounds related to cannabis for neurological, vascular and other conditions involving inflammatory processes.

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

Tricyclic dextrocannabinoids

The tricyclic dextrocannabinoids, for which dexanabinol is the prototype, do not bind appreciably to either of the two known classes of cannabinoid receptors. Therefore, this family of compounds does not show the psychotropic and other negative side effects seen with naturally occurring cannabinoids. Drug candidates in this family display biological activity by blocking the activation of specific channels in nerve cells and/or inhibiting several major inflammatory mechanisms. Both activities may reduce the amount of sudden and programmed cell death caused by certain disorders.

Dexanabinol is currently undergoing a Phase III clinical study for the treatment of severe head injury, and we will be commencing a Phase IIa trial for dexanabinol as a preventive agent against the mild cognitive impairment (MCI) that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations.

Other tricyclic dextrocannabinoids are under evaluation in preclinical models for stroke; neuropathic pain, which results from nerve damage or dysfunction; nociceptive pain, which is caused by activation of nerve sensors as a result of acute tissue damage; and autoimmune disorders such as multiple sclerosis.

Dexanabinol

Dexanabinol is Pharmos' lead central nervous system product aimed at treating severe head trauma. It is a member of the tricyclic family of compounds, therefore it is similar in structure to the active ingredient in cannabis but is designed to avoid the unwanted psychotropic and sedative effects while retaining properties of medicinal value as an agent to reduce inflammation..

In 1996, a Phase I study conducted in England of rising dose tolerance in healthy volunteers (50 subjects) showed dexanabinol to be safe and well tolerated at doses up to and including the expected therapeutic doses. An additional Phase I study was conducted in Germany in 2002. In late 1996, Pharmos commenced a Phase II study conducted at six medical centers in Israel on patients with severe head injury. This trial was reviewed and approved by the American Brain Injury Consortium and the European Brain Injury Consortium.

In 1998, Pharmos announced the results of a Phase II Clinical Study involving 67 patients. The study tested three doses of dexanabinol in three groups, also known as cohorts, of patients, and Pharmos' announcement related to the first two cohorts of the three cohort study. These studies established an excellent safety profile of the drug in the treated patients. There were no unexpected adverse experiences reported for either the drug treated or placebo group. Intracranial pressure above a threshold of 25 mmHg, an important risk factor and a predictor of poor neurological outcome, was significantly reduced in the drug-treated patients through the third day of treatment, without a concomitant reduction in systolic blood pressure. The mortality rate of 10% (3/30) in the dexanabinol group compared favorably with a 13.5% rate in the placebo group (5/37). The investigators concluded that dexanabinol was shown to be safe and well tolerated in severe head trauma patients. Neurological outcomes in the study, assessed periodically up to 6 months after injury, established a strong trend of efficacy. The percentage of patients achieving Good Neurological Outcome, the highest score on the five level Glasgow Outcome Score used to assess the recovery of head trauma patients, was higher in the drug-treated group at each measurement. Among the most severely injured patients in the study, a better outcome was consistently observed among the drug treated group than among the placebo treated group. Patients received an intravenous injection of either dexanabinol or placebo within 6 hours of the injury. Demographically, all 67 patients were fairly representative of the characteristics describing severe head trauma.

In early 2000, Pharmos announced the results of the third cohort of the Phase II Clinical Study. The study concluded that the Phase II goals of establishing the safety of dexanabinol in traumatic brain injury and the dosing parameters for a pivotal study were met. 101 patients in total were enrolled in the multi-center, double-blind, randomized Phase II study, which was carried out in six trauma centers in Israel affiliated with the American Brain Injury Consortium. Fifty-two of the patients were treated with dexanabinol at three separate doses and forty-nine received a placebo. In the third cohort, thirty-three patients received an intravenous injection of either 200 mg. of dexanabinol (N=21) or placebo (N=12) within six hours of injury. Demographically, these patients were fairly representative of the traumatic brain injury population, comprising mostly young men injured in motor vehicle accidents. However, the dexanabinol and placebo groups differed with respect to several important baseline entry parameters affecting the patients' prognosis; for example, injury severity as determined by the Glasgow Coma Scale was significantly worse in the treated group than in the placebo group. In addition, the patients' Computerized Tomography classifications indicating the extent of the brain injury were worse in the drug-treated group compared to placebo. Predictably, the strong trend for better neurological outcome in comparison with placebo that was observed in the first two cohorts (48mg. and 150mg. doses) was not repeated in this cohort. Nevertheless, intracranial pressure above a threshold of 25mmHg, a major risk factor affecting the prognosis of traumatic brain injury, was lower 40-70% of the time during the first days after injury in the treated group vs. the placebo group. This result was similar to those of the previous two cohorts (48mg. and 150mg. doses) reported in 1998.

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

During January 2001, Pharmos announced that its international pivotal trial of dexanabinol for severe traumatic brain injury commenced in Europe and Israel. During February 2003, the FDA accepted the Company's IND application, which will allow the Company to commence the trial in the U.S. The purpose of the Phase III study is to determine the safety and efficacy of dexanabinol in severe traumatic brain injury patients. The study is expected to enroll a total of 860 patients. Over sixty centers are currently participating in the trial. Up to 80 centers in Europe, U.S., Australia, and Israel are expected to participate in the study. European countries participating in the study include Belgium, Finland, France, Germany, Italy, the Netherlands, Spain, Switzerland, Turkey, and the U.K., along with Israel and Australia. Pharmos is collaborating with the European Brain Injury Consortium and the American Brain Injury Consortium in a number of areas, including recruitment efforts with trauma centers.

Pharmos currently anticipates that it will complete enrollment of the 860 patients for the Phase III clinical trial by the end of 2003. Approximately six months after the completion of enrollment, Pharmos anticipates completing the clinical trial, since the trial protocol requires periodic examinations and testing of patients enrolled in the trials during the six months following their initial treatment.

Bicyclic cannabinoids

As with the tricyclic dextrocannabinoids, the bicyclic cannabinoids do not display the unwanted psychotropic side effects seen with natural cannabinoids. However, the molecular activity of the bicyclics is different from the tricyclics in that the bicyclic cannabinoids bind with high affinity to cannabinoid receptor located on immune and inflammatory cells. Such binding of bicyclic cannabinoids to these receptors may help prevent certain cells from activating inflammatory conditions.

Pharmaceuticals that activate these receptors may be important in treating various autoimmune, inflammatory or degenerative disorders. Several candidates from Pharmos' bicyclic cannabinoid library have shown promise in animal models for autoimmune disorders such as multiple sclerosis, and for neuropathic and nociceptive pain.

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

In October 2001, Pharmos sold all of the assets of its existing ophthalmic business in the U.S. and Europe to Bausch & Lomb. Pharmos retains no residual rights to Lotemax(R) or Alrex(R), two commercially-available products which were included in the assets sold to Bausch & Lomb, but may receive up to a maximum gross $12 million based on the date of FDA approval of LE-T, and receive an additional fee of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. In addition, Pharmos has agreed to pay for up to $3.75 million of the clinical development costs of LE-T, depending upon the total developmental costs for LE-T. There are several products currently on the market against which LE-T would compete, with Alcon's Tobradex(R) being the largest selling product in the category.

The first of the two contingent payments, tied to the date Bausch & Lomb receives FDA approval for LE-T, was initially established at $15.4 million if the FDA approval was obtained on or before January 2, 2002. That amount has been decreasing by $90,000 per month for each month of 2002 and 2003. If the FDA approval is obtained after December 2003, the parties have agreed to negotiate in good faith an appropriate payment.

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

While there are currently no products either on the market or in clinical trials of which we are aware that would compete with our lead central nervous systems drug, there are products currently on the market which would compete with the Bausch & Lomb ophtahalmic product in which we have a financial interest, LE-T, including Tobradex(R) from Alcon, which is the largest selling product in the category, as well as Pred Forte(R) from Allergan and Vexol(R) from Alcon.

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

Bausch & Lomb

In October 2001, Pharmos sold to Bausch & Lomb all of its rights in the U.S. and Europe to manufacture and market Lotemax(R) and Alrex(R) and the third loteprednol etabonate-based product, LE-T, which continues to be developed by Bausch & Lomb. As part of the sale agreement, upon FDA approval Pharmos will receive up to an additional $12 million in gross proceeds, based upon the date of FDA approval of the product, and a milestone payment of up to an additional $10 million if actual sales during the first two years following commercialization exceed agreed-upon forecasted amounts. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T based on the arrangement with Bausch & Lomb and will have a passive role as a member of a joint committee overseeing the development of LE-T. As of December 31, 2002, Pharmos' share of these research and development related LE-T expenses was approximately $1.6 million.

Pharmos paid Dr. Nicholas Bodor, the loteprednol etabonate patent owner and licensor, who is also a former director of and consultant to Pharmos, a total of approximately $2.7 million from the initial proceeds of the sale of Lotemax(R) and Alrex(R) in return for his consent to Pharmos' assignment of its rights under the license agreement to Bausch & Lomb ($1.5 million paid at closing and $1.2 million paid in October 2002). Pharmos will also pay Dr. Bodor 11% of our LE-T proceeds due upon FDA approval and 14.3% of the payment we will receive in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S.

Patents, Proprietary Rights and Licenses

Patents and Proprietary Rights

Proprietary protection generally has been important in the pharmaceutical industry, and the commercial success of products incorporating Pharmos' technologies may depend, in part, upon the ability to obtain strong patent protection.

Some of the technologies underlying Pharmos' potential products were invented or are owned by various third parties, including the Hebrew University of Jerusalem. Pharmos is the licensee of these technologies under patents held by the applicable owner, through licenses that generally remain in effect for the life of the applicable patent. Pharmos generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. Pharmos also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop its competitive position. Pharmos' policy is to protect its technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that it considers important to the development of its business. Pharmos intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products it develops.

The patent positions of pharmaceutical firms, including Pharmos, are uncertain and involve complex factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before or after the patent is issued. Consequently, Pharmos does not know whether any of the pending patent applications underlying the licensed technology will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. and elsewhere publish only 18 months after priority date, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Pharmos cannot be certain that it or its licensors, as the case may be, were the first creators of inventions covered by pending and issued patents or that it or its licensors, as the case may be, were the first to file patent applications for such inventions. Moreover, Pharmos may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to Pharmos, even if the eventual outcome is favorable to Pharmos. The results of the judicial process are often uncertain, and we cannot therefore be sure that a court of competent jurisdiction will uphold the patents, if issued, relating to the licensed technology, or that a competitor's product will be found to infringe such patents.

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

Neuroprotective Agents. Pharmos has licensed from the Hebrew University of Jerusalem, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering new compounds that have demonstrated beneficial activity which may prevent damage or death to nerve cells resulting from various diseases and disorders of the nervous system while appearing to be devoid of most of the deleterious side effects usually associated with this class of compounds. Several patents have been designed to protect this family of compounds and their uses devised by inventors at Pharmos and the inventors at the Hebrew University. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 2002. These patents cover dexanabinol, which is under development for the treatment of head trauma and other conditions, and new molecules discovered by modifying the chemical structure of dexanabinol.

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

Analgesic Agents. Pharmos has also licensed from the Hebrew University of Jerusalem, patents for inventions of Dr. Mechoulam covering new compounds that have demonstrated beneficial activity, which may be effective in treating not only neurological disorders, but also inflammatory diseases and most importantly pain. These bicyclic compounds do not cause most of the adverse deleterious side effects usually associated with cannabinoids. Several patents have been designed to protect this family of compounds and their uses devised by inventors at Pharmos and the inventors at the Hebrew University. The earliest patent applications resulted in patents issued in 1995, and the most recent patent application dates from 2003. These patents cover HU-308 and related compounds and new molecules from a different chemical structure.

Selective Estrogen Receptor Modulators (SERM). Pharmos has filed patent applications in the U.S., Israel, Australia, Canada, Japan, Brazil, Korea and the European Patent Office to protect certain derivatives of tamoxifen, a drug approved by the FDA, and other molecules that enhance or improve the actions of steroid hormones. In July 1997, the U.S. Patent and Trademark Office issued a patent with claims covering the compounds themselves and their use. A second patent issued in July 2000 claims the use of these compounds as agents to inhibit growth of new blood vessels, a potential method of treating various cancers. Pharmos believes that these derivatives are superior to the parent compounds in that they are devoid of central nervous system side effects.

Emulsion-based Drug Delivery Systems. In the general category of SubMicron Emulsion technology, Pharmos holds a license to one family of patents from the Hebrew University of Jerusalem and has filed ten independent patent families of applications including more than ninety patent applications that are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by Pharmos and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SubMicron Emulsion technology date from 1993 and the most recent from 1998. These patents cover a broad range of new formulations, which improve the absorption of drugs that are poorly soluble in water.

Licenses

As discussed above, Pharmos licenses patents covering neuroprotective agents and emulsion-based drug delivery systems from the Hebrew University of Jerusalem. Pharmos assigned its rights as licensee of Dr. Bodor's loteprednol etabonate-based ophthalmic compounds to Bausch & Lomb in October 2001.

Pharmos' subsidiary Pharmos Ltd. has licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Lt., a company in Israel controlled by the Chairman and Chief Executive Officer of Pharmos. The terms of the license agreement are discussed in "Item 13. Certain Relationships and Related Transactions."

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

Human Resources

As of January 1, 2003, Pharmos had 67 employees (61 full-time and 6 part-time), including 14 in the U.S. (1 part-time) and 53 in Israel (5 part-time), of whom approximately 23 hold doctorate or medical degrees.

During the first quarter of 2003, the Company implemented a company-wide cost cutting program. Staff reductions of up to 20% will be concentrated in its Discovery & Early Stage Research Group and in certain general and administrative areas.

Pharmos' employees are not covered by a collective bargaining agreement. Pharmos has never experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

Pharmos' subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for research and development of dexanabinol, SubMicron Emulsion technology for injection and nutrition as well as for research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes. Pharmos has received an aggregate of $5,893,889 under such agreements through December 31, 2002. Pharmos will be required to pay royalties to the Chief Scientist ranging from 3% to 5% of product sales, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments per product are limited to the amount of funding received to develop that product. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See "Conditions in Israel."

Pharmos received funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation to develop Lotemax(R) and LE-T. Pharmos was required to pay royalties to this foundation on product sales, if any, of 2.5%, through September 1999, then 5% thereafter, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to 150% of the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel. During October 2001, in connection with the sale of Pharmos's existing ophthalmic business, Pharmos paid the foundation royalties of approximately $1.0 million for Lotemax(R) which concluded Pharmos' obligation to pay royalties to the foundation with respect to Lotemax(R). Pharmos retains its' obligation to repay that portion of funding it received from the foundation with respect to LE-T of $302,438.

In April 1997, Pharmos signed an agreement with the Magnet consortium, operated by the Office of the Chief Scientist, for developing generic technologies and for the design and development of drug and diagnostic kits. Under such agreement, Pharmos was entitled to a non-refundable grant amounting to approximately 60% of the actual research and development and equipment expenditures on approved projects. No royalty obligations were required within the framework. As of December 31, 2002, Pharmos had received grants totaling $1,627,680 pursuant to this agreement.

Conditions in Israel

A significant part of our operations is conducted in Israel through our wholly owned subsidiary, Pharmos Ltd., and we are directly affected by economic, political and military conditions there.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, there has been an increase in the unrest and terrorist activity that began in September 2000 and has continued with varying levels of severity into 2003. We do not believe that the political and security situation has had any material negative impact on our business to date; however, the situation is volatile and we cannot be sure that security and political conditions will have no such effect in the future.

Many of our employees in Israel are obligated to perform military reserve duty. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of time of some of our employees due to military service.

In addition, since 1997 Pharmos Ltd. has received funding from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade relating to generic technologies for the design and development of drugs and diagnostic kits. Through 2002, we have received an aggregate of $1,627,680 from these grants, and may receive future grants, the amounts of which would be determined at the time of application. This funding prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel without the permission of the Chief Scientist. Although we believe that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, the matter is solely within his discretion and we cannot be sure that such consent, if requested, would be granted upon terms satisfactory to us or granted at all. Without such consent, we would be unable to manufacture any products developed by this research outside of Israel, which may greatly restrict any potential revenues from such products.

Availability of SEC Filings

All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549. The company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through its website at www.pharmoscorp.com as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from Pharmos Corporation, 99 Wood Avenue South, Suite 311, Iselin, NJ, 08830.

Item 2. Properties

Pharmos is headquartered in Iselin, New Jersey where it leases its executive offices and maintains clinical, regulatory and business development staff. Pharmos also leases facilities used in the operation of its research, development, pilot manufacturing and administrative activities in Rehovot, Israel. These facilities have been improved to meet the special requirements necessary for the operation of Pharmos' research and development activities. In the opinion of the management these facilities are sufficient to meet the current and anticipated future requirements of Pharmos. In addition, management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities. The monthly lease obligations for our office space in 2003 are $17,308 for Iselin, New Jersey and $23,735 for Rehovot, Israel. The approximate square footage for Iselin, New Jersey and Rehovot, Israel are 10,403 and 21,600, respectively.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "PARS." The following table sets forth the range of high and low bid prices per share for the Common Stock as reported on the NASDAQ National Market System and the Nasdaq SmallCap Market during the periods indicated.

Year ended December 31, 2002                                    HIGH       LOW
----------------------------                                    ----       ----
1st Quarter .......................................            $2.55      $1.68
2nd Quarter .......................................             1.73       0.89
3rd Quarter .......................................             1.55       0.73
4th Quarter .......................................             1.38       1.01

Year ended December 31, 2001                                    HIGH       LOW
----------------------------                                    ----       ----
1st Quarter .......................................            $2.88      $1.50
2nd Quarter .......................................             3.80       1.87
3rd Quarter .......................................             3.85       1.84
4th Quarter .......................................             2.76       1.97

The high and low bid prices for the Common Stock during the first quarter of 2003 (through March 18, 2003) were $1.25 and $0.77, respectively. The closing price on March 18, 2003 was $0.82.

The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On March 6, 2003, there were approximately 468 record holders of the Common Stock of the Company and approximately 17,200 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in "street name".

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

Item 6. Selected Financial Data

                                                                       Year Ended December 31,
                                         ------------------------------------------------------------------------------------
                                              2002             2001              2000               1999             1998
                                         -------------    -------------     -------------      -------------    -------------
Revenues                                            --    $   4,298,441     $   5,098,504      $   3,279,397    $   1,539,941
Gross Margin                                        --        3,029,852         3,222,549          2,284,780        1,102,228
Operating expenses                       ($ 16,858,414)     (13,789,291)       (9,969,879)        (6,999,136)      (6,109,809)
Income (Loss) Before Income
Taxes                                      (17,284,823)       4,819,822*       (7,984,202)*      (4,618,1990)      (4,663,347)
Net (Loss) Income                          (17,069,600)       5,045,855        (7,984,202)        (4,618,190)      (4,663,347)
Dividend embedded in
convertible preferred stock                         --               --                --                 --         (642,648)
Preferred Stock dividends                           --               --                --            (22,253)        (242,295)
                                         -------------    -------------     -------------      -------------    -------------
Net income (loss) applicable to
common shareholders                      ($ 17,069,600)   $   5,045,855*    ($  7,984,202)**   ($  4,640,443)   ($  5,548,290)
                                         =============    =============     =============      =============    =============
Net income (loss) per share applicable
to common shareholders -
basic & diluted                          ($       0.30)   $        0.09     ($       0.15)     ($       0.11)   ($       0.15)
                                         =============    =============     =============      =============    =============
Total assets                             $  24,686,682    $  44,262,991     $  30,783,109      $   7,791,294    $   8,066,670
                                         =============    =============     =============      =============    =============
Long term obligations                    $      10,000    $   5,847,951     $   7,680,872      $   1,277,565    $   2,691,023
                                         =============    =============     =============      =============    =============
Cash dividends declared                             --               --                --                 --               --

Average shares outstanding - basic          56,520,041       54,678,932        52,109,589         42,725,157       37,277,186

Average shares outstanding - diluted        56,520,041       55,298,063        52,109,589         42,725,157       37,277,186

* includes a $16.3 million gain on sale of the ophthalmic product line in October 2001

**    includes a beneficial conversion charge of $1.8 million.

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

During 2000 and through the end of the third quarter of 2001, the Company generated revenues from product sales but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000, was not profitable in 2002, and has incurred a cumulative net loss of $102.5 million through December 31, 2002. In 2001, the Company recorded a profit due the sale of its' ophthalmic product line to Bausch & Lomb. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Critical Accounting Policies

The Company considers certain accounting policies related to the tax valuation allowance and revenue recognition to be critical policies due to the estimation process involved in each.

Revenue

The Company earns license fees from the transfer of drug technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. Up-front license fees are deferred and recognized when all performance obligations are completed. The Company had no product sales revenue during 2002 due to the sale of its ophthalmic product line in October 2001 and does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

Tax Valuation Allowance

The Company has assessed the future taxable income and has determined that a 100% deferred tax valuation allowance is deemed necessary. In the event the Company were to determine that it would be able to realize its deferred tax asset, an adjustment to the deferred tax asset would increase income in the period such determination is made.

Results of Operations

      Years Ended December 31, 2002 and 2001

There were no product sales or cost of goods sold for the twelve months ended December 31, 2002. Revenue totaled $4,298,441 and cost of goods sold totaled $1,268,589 for the twelve months ended December 31, 2001. The decrease in both product sales, license fee income, and cost of goods sold is due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. Bausch & Lomb was the Company's marketing partner for its ophthalmic line.

Total operating expenses increased by $3,069,123 or 22%, from $13,789,291 in 2001 to $16,858,414 in 2002. The increase in operating expenses is primarily due to increased research and development expenses as the Company increased expenditures related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major product is the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in Europe, Australia and Israel. During 2002, the gross cost of the project was $10.0 million. Total costs since the project entered Phase II development in 1996 through December 31, 2002 were $24.8 million. Enrollment in the current Phase III trial is expected to continue until the end of 2003. The principal costs of completing the project include patient enrollment, production of the drug product, collection and evaluation of the data, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce sufficient quantities of drug product under current Good Manufacturing Practice conditions. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company can expect to begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience setbacks or should a product fail to achieve FDA or other regulatory approvals or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during 2002, the Company received approval from Israel's Ministry of Health to commence a Phase IIa trial of dexanabinol as a preventive agent against the mild cognitive impairment (MCI) that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations. Enrollment of up to 200 patients with this trial is expected to occur by the end of 2003. Expenses directly related to this project were not material for the twelve months ended December 31, 2002.

Expenses for other research & development projects in earlier stages of development for the twelve months of 2002 and 2001 were $3,324,882 and $3,464,781, respectively. Research and development expenses, net of grants, for 2002 and 2001 were $12,337,840 and $9,349,025, respectively. The company received from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade grant money of $2,755,882 and $1,336,566 during 2002 and 2001, respectively, which reduced the research and development expenses.

Selling, general and administrative expenses increased by $162,457 or 4%, from $3,666,293 in 2001 to $3,828,750 in 2002. The increase is due to higher professional fees, consultants, and investor relations while offset by a reduction in the overhead allocation.

Depreciation and amortization expenses decreased by $82,149, or 11%, from $773,973 in 2001 to $691,824 in 2002. The decrease is primarily due to the accelerated amortization of the intangible assets in 2001. This nets against an increase in depreciation expense related to laboratory equipment purchases.

Other income (expense), net of interest and other expenses, decreased by $16,005,670 from income of

$15,579,261 in 2001 to expense of $426,409 in 2002. The decrease is primarily due to a gain of $16.3 million from the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. The reported gain includes charges of $3.75 million representing the Company's maximum liability for the completion of the clinical development of LE-T, the final product resulting from the ophthalmic marketing relationship with Bausch & Lomb. Should LE-T gain FDA approval, the Company will receive additional gross proceeds up to a maximum of $12 million depending on the date of FDA approval and up to an additional $10 million based upon the achievement of certain sales goals. Also, the decrease was attributable to the lower debt payable at December 31, 2002 resulting from
(i) the conversion from debt to equity in the first quarter of 2002 of $2.6 million of our Convertible Debentures issued in 2000, and (ii) the repayment of $2 million of the Convertible Debentures in the first quarter of 2002. This conversion and repayment resulted in lower interest expense. Interest income decreased by $445,005 which was primarily due to a lower average cash balance in 2002 than in 2001 combined with the decrease in interest rates.

      Years Ended December 31, 2001 and 2000

Revenues decreased $800,063 or 16%, from $5,098,504 in 2000 to $4,298,441 in
2001. The decrease is due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. Bausch & Lomb was the Company's marketing partner for its ophthalmic product line. Product revenues for the year ended December 31, 2000 included a full year of revenue, while the product revenues for the year ended December 31, 2001 included revenues for only the first three fiscal quarters. Additionally, License Fee revenues were $225,000 in 2000 compared to $80,000 in 2001.

Cost of goods sold decreased $607,366 or 32%, from $1,875,955 in 2000 to $1,268,589 in 2001. The decrease reflects the decrease in product revenue due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. Cost of goods sold includes the cost of the active drug substance and royalty payments to the licensor.

Total operating expenses increased $3,891,412 or 38%, from $9,969,879 in 2000 to $13,789,291 in 2001. The increase in operating expenses is primarily due to increased research and development expenses as the Company increased expenditures related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

Net research and development expenses increased by $3,905,737 or 72%, from $5,443,288 in 2000 to $9,349,025 in 2001. The increase in R&D expense is primarily due to increased expenditures, including increased employee headcounts, related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

Selling, general and administrative expenses decreased by $378,574 or 9%, from $4,044,867 in 2000 to $3,666,293 in 2001. The decrease is primarily due to a reallocation of employee resources to research and development from general and administrative areas.

Depreciation and amortization expenses increased by $292,249, or 61%, from $481,724 in 2000 to $773,973 in 2001, reflecting increased depreciation expense related to laboratory equipment purchases.

Other income (expense), net of interest and other expenses, increased by $16,816,133 from expense of $1,236,872 in 2000 to income of $15,579,261 in 2001.
The increase is primarily due to a gain of $16.3 million from the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001. The reported gain includes charges of $3.75 million representing the Company's maximum liability for the completion of the clinical development of LE-T, the final product resulting from the ophthalmic marketing relationship with Bausch & Lomb. Should LE-T gain FDA approval, the Company will receive additional gross proceeds up to a maximum of $12 million depending on the date of FDA approval and up to an additional $10 million based upon the achievement of certain sales goals. Also contributing to the increase in other income was a lower level of interest expense primarily due to non-cash charges related to the Company's convertible debt financing, completed in the third quarter of 2000. Partially offsetting the increase in other income is decreased interest income as a result of lower market interest rates on the Company's cash balances in 2001.

Liquidity and Capital Resources

While the Company recorded revenues since 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $102,518,056 at December 31, 2002. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, the sale of a portion of our New Jersey State Net Operating Losses carryforwards, and interest income. Should the Company be unable to raise adequate financing in the future, long-term projects will need to be scaled back or discontinued.

The Company had working capital of $11.4 million as of December 31, 2002. Included in the current assets of $22.8 million is $19.6 million of cash and cash equivalents.

In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product currently in Phase III clinical trial. The Company had no product sales beginning in the fourth quarter of 2001. Upon FDA approval, Bausch & Lomb will pay the Company up to an additional maximum gross proceeds of $12 million, with the actual payment price based on the date of FDA approval of this new combination therapy. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T and has an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million of the LE-T development cost, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb to Pharmos in October 2001. As a result of this transaction, the Company recorded a net gain of $16.3 million. The Company recorded an accrual of $3.75 million representing the Company's maximum obligation in the continuing clinical development of LE-T. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

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

In 2002, and 2001, the Company sold $5,561,838, and $9,060,168, respectively, of our State Net Operating Loss carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2002, and 2001 were $215,223 and $226,033, respectively and such amounts were recorded as a tax benefit in the statements of operations. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, require the Company to compute the Beneficial Conversion Feature ("BCF") of the convertible debt from the private placement of September 2000. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF was computed at approximately $1.8 million, all of which has been amortized and included as interest expense in the year ending December 31, 2000. Additionally, the discount on the Convertible Debenture of approximately $800,000 was fully amortized by December 31, 2001.

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

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share and approximately
1.1 million warrants at an exercise price of $1.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest.

Commitments and Long Term Obligations

As of December 31, 2002, we had the following contractual commitments and long term obligations:

                                2003       2004      2005      2006   Thereafter     Total
                          ----------   --------   -------   -------   ----------   ----------
Operating Leases          $  523,768   $377,736   $81,375   $57,978   $   12,212   $1,053,069
Convertible debentures,
excluding interest         3,500,000                                                3,500,000
R&D commitments              190,437                                                  190,437
                          ----------   --------   -------   -------   ----------   ----------
          Grand total     $4,214,205   $377,736   $81,375   $57,978   $   12,212   $4,743,506

On March 4, 2003, the Company redeemed two outstanding Convertible Debentures, with an aggregate original face issue amount of $3.5 million, for approximately $4.0 million which included accrued and unpaid interest. The Convertible Debentures were due to mature in June 2003.

The R&D commitments represent scheduled professional fee payments for clinical services relating to the European Phase III clinical study for dexanabinol. Upon the completion of certain agreed upon milestones, additional fees will be paid. The fees that Pharmos is obligated to pay upon the reaching of the agreed upon milestones is not included in the above table due to uncertainties in timing. The maximum amount that could be paid is approximately $7.8 million. As of December 31, 2002, the Company has recorded $4.8 million as an expense and paid $3.4 million.

The Company has entered into various employment agreements. The terms of these employment agreements include one-year renewable terms and do not represent long term commitments of the Company.

Management believes that cash and cash equivalents of $19.6 million and the total restricted cash balance of $2.3 million as of December 31, 2002, will be sufficient to support the Company's continuing operations through the first quarter of 2004. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The directors, officers and key employees of the Company are as follows:

Name                                    Age   Position
-------------------------------------   ---   ----------------------------------
Haim Aviv, Ph.D                          63   Chairman, Chief Executive Officer,
                                                 Chief Scientist and Director
Gad Riesenfeld, Ph.D                     59   President, Chief Operating Officer
Robert W. Cook                           47   Executive Vice President and
                                                 Chief Financial Officer
David Schlachet                          57   Director
Mony Ben Dor                             57   Director
Georges Anthony Marcel, M.D., Ph.D       62   Director
Elkan R. Gamzu, Ph.D                     60   Director
Lawrence F. Marshall, M.D.               59   Director

Haim Aviv, Ph.D., is Chairman, Chief Executive Officer, Chief Scientist and a Director of the Company. In 1990, he co-founded Pharmos Corporation, a New York corporation ("Old Pharmos"), which merged into the Company in October 1992 (the "Merger"). Dr. Aviv also served as Chairman, Chief Executive Officer, Chief Scientist and a Director of Old Pharmos prior to the Merger. Dr. Aviv was the co-founder in 1980 of Bio-Technology General Corp. ("BTG"), a publicly-traded company engaged in the development of products using recombinant DNA, its General Manager and Chief Scientist from 1980 to 1985, and a Director and Senior Scientific Consultant until August 1993. Prior to that time, Dr. Aviv was a professor of molecular biology at the Weizmann Institute of Science. Dr. Aviv is the principal stockholder of Avitek Ltd. Avitek Ltd. is a stockholder of the Company. Dr. Aviv is also an officer and/or significant stockholder of several privately held Israeli biopharmaceutical and venture capital companies. Dr. Aviv is a member of the Board of Directors of Ben Gurion University at Beer-Sheva, Israel and Yeda Ltd. at the Weizmann Institute, Rehovot, Israel. Dr. Aviv holds a Ph.D. degree from the Weizmann Institute of Science.

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

David Schlachet, a Director of the Company from December 1994, served as the Chairman of Elite Industries Ltd. from July 1997 until June 2000. From January 1996 to June 1997, Mr. Schlachet served as the Vice President of the Strauss Group and Chief Executive Officer of Strauss Holdings Ltd, one of Israel's largest privately owned food manufacturers. He was Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel from 1990 to December 1995, and was responsible for the Institute's administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. Today Mr. Schlachet serves as Chairman of Harel Capital Markets (Israeli broker, underwriter and asset management firm) and as a Director of Israel Discount Bank Ltd., Hapoalim Capital Markets Ltd, Teldor Ltd. (software and computer company), Proseed Ltd., a Venture Capital investment company, Compugen Ltd. and Taya Investment Company Ltd., and also serves as Managing Partner in Biocom, a V.C. Fund in the field of Life Science.

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

Georges Anthony Marcel, M.D., Ph.D., a Director of the Company since September 1998, is President and Chairman of TMC Development S.A., a biopharmaceutical consulting firm based in Paris, France. Prior to founding TMC Development in 1992, Dr. Marcel held a number of senior executive positions in the pharmaceutical industry, including Chief Executive Officer of Amgen's French subsidiary, Vice President of Marketing for Rhone-Poulenc Sante and Director of Development for Roussel-Uclaf. Dr. Marcel is a member of the Board of Directors of Hybridon, Inc., and of the Scientific Advisory Board of the Swiss Corporation TECAN Ltd. Dr. Marcel teaches biotechnology industrial issues and European regulatory affairs at the Faculties of Pharmacy of Paris and Lille as well as at Versailles Law School. Dr. Marcel is also a member of the Gene Therapy Advisory Committee at the French Medicines Agency.

Elkan R. Gamzu, Ph.D., a Director of the Company since February 2000, is a consultant to the biotechnology and pharmaceutical industries and a Principal of the due diligence company BioPharmAnanlysis, LLC. Prior to becoming a consultant, Dr. Gamzu held a number of senior executive positions in the biotechnology and pharmaceutical industries, including President and Chief Executive Officer of Cambridge Neuroscience, Inc. from 1994 until 1998. Dr. Gamzu also served as President and Chief Operating Officer and Vice President of Development for Cambridge Neuroscience, Inc. from 1989 to 1994. Previously, Dr. Gamzu held a variety of senior positions with Warner-Lambert and Hoffmann-La Roche, Inc. In 2001 and 2002, Dr. Gamzu was part-time Interim VP, Development Product Leadership for Millennium Pharmaceuticals, Inc. Dr. Gamzu is a member of the Board of Directors of three other biotechnology companies: the publicly traded XTL Biopharmaceuticals Ltd. and the privately held biotechnology companies Neurotech S.A. of Paris, France and Hypnion, Inc. of Worcester, MA. He recently joined the Board of Clal Biotechnology Industries, Ltd., an Isreal-based Holding Company.

Lawrence F. Marshall, M.D., a Director of the Company since June 2002, an internationally recognized neurosurgeon and opinion leader in the field, is currently Professor and Chair of the Division of Neurological Surgery at the University of California, San Diego Medical Center. Dr. Marshall's 30-year career as a scientist and neurosurgeon has been at the forefront in the search for new and better treatment measures to improve patient outcome. He has been principal investigator or co-investigator in over two dozen preclinical and clinical trials primarily relating to head and spinal cord injury, including projects funded by the National Institutes of Health, the Insurance Institute for Highway Safety, and several large pharmaceutical companies. Results of research undertaken by Dr. Marshall, which cover a wide range of issues related to TBI and other conditions of the brain, have been published in dozens of scientific journals. Among the numerous board, committee, editorial and other positions Dr. Marshall has held or holds are board and committee memberships with the American Brain Injury Consortium, the National Head Injury Foundation, the American Association of Neurological Surgeons and the Congress of Neurological Surgeons. Dr. Marshall is the recipient of many distinguished medical prizes and awards.

Section 16 Filings

No person who, during the fiscal year ended December 31, 2002, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of securities of the Company registered under
Section 12 of the Securities Exchange Act of 1934 (the "Act"), a "Reporting Person" failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

The following table summarizes the total compensation of the Chief Executive Officer of the Company for 2002 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2002.

                                  Annual
                               Compensation                             Long Term Compensation
                              ---------------                           -----------------------
                                                                                       Stock
Name/                                                                   Restricted   Underlying
Principal Position            Year    Salary     Bonus      Other         Stock       Options
---------------------------   ----   --------   --------   -------      ----------   ----------
Haim Aviv, Ph.D
Chairman, Chief               2002   $289,459   $100,000   $19,833(1)                   150,000
Executive Officer, and        2001   $268,000   $ 80,000   $ 2,844                      100,000
Chief Scientist               2000   $244,662   $ 74,044   $ 2,925                      100,000

Gad Riesenfeld, Ph.D
President and                 2002   $255,157   $ 80,000   $74,924(2)                   100,000
Chief Operating Officer       2001   $209,790   $ 42,000   $56,556(2)                    50,000
                              2000   $194,250   $ 20,000   $71,125(2)                    60,000

Robert W. Cook
Executive Vice President      2002   $222,264   $ 75,000   $15,338(1)                    80,000
and Chief Financial Officer   2001   $198,450   $ 40,000   $15,338(1)                    40,000
                              2000   $183,750   $ 40,000   $ 4,800(1)                    45,000

(1)   Consists of contributions to insurance premiums and car allowance.
(2) Consists of housing allowance, contributions to insurance premiums, car allowance and car expense.

The following tables set forth information with respect to the named executive officers concerning the grant and exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

Option Grants for the Year Ended December 31, 2002

                            Common
                            Stock      % of Total
                          Underlying    Options      Exercise
                           options     Granted to    Price per
                           Granted     Employees       Share     Expiration Date
                          ----------   ----------    ---------   ---------------
Haim Aviv, Ph.D              150,000      20.9%        $1.90      March 5, 2012
Gad Riesenfeld, Ph.D         100,000      13.9%        $1.90      March 5, 2012
Robert W. Cook                80,000      11.2%        $1.90      March 5, 2012

Aggregated Option Exercises for the Year Ended December 31, 2002 and Option Values as of December 31, 2002:

                                                                                  Value of Unexercised
                        Number of                   Number of Unexercised         In-the-Money Options
                         Shares                 Options at December 31, 2002      at December 31, 2002
                       Acquired on    Value     ----------------------------   ---------------------------
Name                    Exercise     Realized   Exercisable    Unexercisable   Exercisable   Unexercisable
--------------------   -----------   --------   -----------    -------------   -----------   -------------
Haim Aviv, Ph.D                  0          0       423,126          291,250            $0              $0
Gad Riesenfeld, Ph.D             0          0       239,333          180,000            $0              $0
Robert W. Cook                   0          0       162,500          142,500            $0              $0

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

As of December 31, 2002, the Company had 3,095,205 options to purchase shares of the Company's Common Stock outstanding under various option plans, 523,942 of which are non-qualified options. During 2002, the Company granted 872,000 options to purchase shares of its Common Stock to employees, and directors, of which 180,000 are non-qualified options.

A summary of the various established stock option plans is as follows:

1992 Plan. The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate would again be available for options to be issued under the 1992 Plan. As of December 31, 2002, there were 285,086 options outstanding to purchase the Company's Common Stock under this plan. Each option granted which is outstanding under the 1992 plan as of December 31, 2002 expires on October 31, 2005.

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

The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 1,500,000 shares, as amended, and under the 2000 Plan is 3,500,000 shares. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan and the 2000 Plan that expire or terminate will again be available for options to be issued under each Plan.

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

In February 2003, the 2000 Plan was amended by the Board of Directors to provide that options to be granted to those employees of Pharmos or its subsidiary Pharmos Ltd. who are residents of Israel will be issued to a trustee for their benefit instead of to them directly. This amendment is to afford recipients more favorable tax treatment under the laws of the State of Israel. Since this change is not material to the Plan, stockholder approval is not required.

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

The total number of shares reserved for issuance under the 2001 Plan is 500,000 shares. Under the 2001 Plan, for any given calendar year, a participating employee can only be granted Rights to purchase that number of shares which, when multiplied by the exercise price of the Rights, does not exceed more than 10% of the employee's base pay. The Company contemplates that payroll deductions generally will be used by participating employees to acquire the shares covered by their Rights. As of December 31, 2002, the Company issued 23,384 shares of its common stock through the 2001 Plan.

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

1997 Employees and Directors Warrants Plan

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 1,030,000 Warrants to purchase 1,030,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 955,000 were granted at an exercise price of $1.59 per share and 75,000 were granted and an exercise price of $1.66 per share (together, the "1997 Employees Warrants"). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 100,000 Warrants to purchase 100,000 shares of Common Stock were granted to directors of the Company at an exercise price of $1.59 per share (the "1997 Directors Warrants") on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2007. At December 31, 2002, there were 481,500 1997 Employees Warrants at $1.59, no 1997 Employees Warrants at $1.66 and 5,000 1997 Directors Warrants at $1.59 outstanding.

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

Employment/Consulting Contracts/Directors' Compensation

Haim Aviv, Ph.D. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one-year employment/consulting agreement for Dr. Aviv, as Chairman of the Board and Chief Executive Officer of the Company. Dr. Aviv has agreed to devote a majority of his business time to the Company and to Pharmos Ltd. The agreement provides for automatic one year renewals unless either the Company terminates the agreement at least 180 days prior to the scheduled expiration date during for the initial one year term (and 90 days for subsequent terms) or Dr. Aviv terminates the agreement at least 60 days prior to the scheduled expiration date. Dr. Aviv's base compensation for 2002 and for 2003 was $281,400, to be allocated between the Company and Pharmos Ltd. The Company also agreed to make available for Dr. Aviv's benefit following his death, termination of employment for disability or retirement at the age of at least 62 an amount equal to the cost of insurance premiums the Company would otherwise have incurred to obtain and maintain a "split-dollar" life insurance policy on his life (approximately $10,000 per year, accruing interest at 8% per year). In addition, the Company agreed to pay, in lieu of contributing to other benefits plans on his behalf, an amount equal to an aggregate of approximately 21% of his base compensation toward the "Management Insurance Scheme" managed by the government of Israel for members of management of Israeli companies.

Dr. Aviv's employment agreement also provides that if his employment is terminated within one year following a "change of control," he will receive severance pay of 18 months of base salary for the then-current year, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates. A "change of control" involves an acquisition of at least 50% of the voting power of the Company's securities, a change in at least 51% of the composition of the current Board of Directors, or approval by the Board of Directors or stockholders of the Company of a transaction where such change of voting control or composition of the Board would occur, where the Company would be liquidated or where all or substantially all of its assets would be sold.

If Dr. Aviv's employment is terminated by the Company, after notice, other than for a change in control, death, disability or for "cause," as defined in his employment agreement, or if he terminates his employment within one year of a change in control or otherwise for "good reason," as defined in his employment agreement, he will receive severance pay of 12 months of base salary for the then-current year, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates. The employment agreement also contains customary confidentiality and non-competition undertakings by Dr. Aviv.

Gad Riesenfeld, Ph.D. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one year employment agreement for Dr. Riesenfeld, as full-time President and Chief Operating Officer of the Company. Dr. Riesenfeld's base compensation for 2002 and for 2003 was $234,965.

The other provisions of Dr. Riesenfeld's employment agreement relating to benefits, severance arrangements and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv's employment agreement, as described above, except that the Company's contribution to the "Management Insurance Scheme" on Dr. Riesenfeld's behalf is approximately 16%. In addition, the Compensation Committee and the Board of Directors in April 2001 also authorized an amendment to Dr. Riesenfeld's employment agreement to provide that if the Company hires a new Chief Executive Officer, Dr. Riesenfeld will be awarded, at the time of commencement of employment, a one-time stock option grant equal to the highest grant he received during the previous three years, in addition to his annual stock option awards. In addition, any termination by the Company within 12 months after such commencement of employment will require 180 days' prior written notice to Dr. Riesenfeld and will entitle him to severance pay equal to 12 months of base salary. In such circumstances, any resignation by Dr. Riesenfeld within 12 months thereafter other than for "good reason" (as defined in his employment agreement) will require 90 days' prior written notice by Dr. Riesenfeld and will entitle him to 12 months of base salary. The amendment to his employment agreement also provides that Dr. Riesenfeld will act as an unpaid consultant to the Company for a one year period following any such termination or resignation.

Robert W. Cook. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one year employment agreement for Mr. Cook, as full-time Vice President Finance and Chief Operating Officer of the Company. Mr. Cook's base compensation for 2002 and for 2003 was $222,264.

The other provisions of Mr. Cook's employment agreement relating to benefits, severance arrangements and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv's employment agreement, as described above, except that Mr. Cook does not participate in the "Management Insurance Scheme" of the Company's Israeli subsidiary, and that in lieu of investing life insurance premiums for his benefit, the Company has actually obtained a $500,000 "split-dollar" life insurance policy for the benefit of Mr. Cook.

Elkan R. Gamzu, Ph.D. In January 2000, the Company entered into a consulting agreement with Dr. Gamzu with a term of one year (subject to extension by written agreement of the Company and Dr. Gamzu), pursuant to which Dr. Gamzu may provide certain assistance and consulting services to the Company as and when needed. The agreement provides for compensation on a per diem basis in connection with the provision of such assistance and consulting services at the rate of $3,000 per day. In 2002, the Company paid $12,533 to Dr. Gamzu pursuant to the consulting agreement.

The Company also entered into a consulting agreement with one of our Directors, Dr. Georges Anthony Marcel, pursuant to which Dr. Marcel may provide certain assistance and consulting services to the Company as and when needed. In 2002, the Company paid $38,791 to Dr. Marcel pursuant to the consulting agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 15, 2003, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company's Common Stock, (ii) each of the Company's Directors, and
(iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.

                                               Amount of
Name and Address of                           Beneficial          Percentage of
Beneficial Ownership                           Ownership            Total (1)
-------------------------------------         ----------          -------------
Haim Aviv, Ph.D. (2)                           1,459,758              2.4%
c/o Pharmos Ltd.
Kiryat Weitzman
Rehovot 76326, Israel

David Schlachet (3)                               41,250                *
BioCom (Management) Limited
40 Einstein St., Ramat Aviv Tower
Tel-Aviv 69102, Israel

Mony Ben Dor (3)                                  40,000                *
BioCom (Management) Limited
40 Einstein St., Ramat Aviv Tower
Tel-Aviv 69102, Israel

Georges Anthony Marcel M.D., Ph.D.(3)             33,750                *
TMC Development
9, rue de Mesnil
75116 Paris, France

Elkan R. Gamzu, Ph.D. (3)                         32,750                *
enERGetics
199 Wells Avenue, Suite 302
Newton, MA 02459

Lawrence F. Marshall, M.D. (5)                         0                *
University of California, San Diego
Regents Court Bldg., Suite 200
4130 LaJolla Village Drive
LaJolla, CA 92037-1480

All Directors and                              2,135,741              3.5%
Executive Officers as a group
(8 persons)(4)

----------
* Indicates ownership of less than 1%.

(1) Based on 61,619,487 shares of Common Stock outstanding, plus each individual's currently exercisable warrants or options. Assumes that no other individual will exercise any warrants and/or options.

(2) Includes 276,153 shares of Common Stock held in the name of Avitek Ltd., of which Dr. Aviv is the Chairman of the Board of Directors and the principal stockholder, and, as such, shares the right to vote and dispose of such shares. Also includes currently exercisable options and warrants to purchase 710,626 shares of Common Stock.

(3) Consists of currently exercisable options and warrants to purchase Common Stock.

(4) Based on the number of shares of Common Stock outstanding, plus 1,348,959 currently exercisable warrants and options held by the Directors and executive officers.

(5) Dr. Marshall was granted 30,000 stock options upon his appointment to the Board of Directors on May 21, 2002. According to the terms of the options, 7,500 options will vest on May 21, 2003.

Item 13. Certain Relationships and Related Transactions

In January 2000, the Company entered into a consulting agreement with one of our Directors, Dr. Elkan Gamzu, for a term of one year (subject to extension by written agreement of the Company and Dr. Gamzu), pursuant to which Dr. Gamzu may provide certain assistance and consulting services to the Company as and when needed. The agreement provides for compensation on a per diem basis in connection with the provision of such assistance and consulting services at the rate of $3,000 per day. In 2002, the Company paid $12,533 to Dr. Gamzu pursuant to the consulting agreement.

The Company also entered into a consulting agreement with one of our Directors, Dr. Georges Anthony Marcel, pursuant to which Dr. Marcel may provide certain assistance and consulting services to the Company as and when needed. In 2002, the Company paid $38,791 to Dr. Marcel pursuant to the consulting agreement.

In December 2001, the Company's Pharmos Ltd. subsidiary renewed a License Agreement with Herbamed, Ltd., a company controlled by Dr. Haim Aviv, the Company's Chairman and Chief Executive Officer. The License Agreement, originally entered into in May 1997, licenses to Herbamed the Company's patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 6% on net sales of up to $20 million, 5% on net sales between $20 million and $50 million and 4% on net sales in excess of $50 million. There have been no sales to date and accordingly Herbamed has made no payments to Pharmos Ltd.

Neither the Company nor its Pharmos Ltd. subsidiary is involved in the field of nutraceuticals generally, and specifically in developing improved oral delivery of nutraceuticals. Pharmos Ltd., therefore, licensed its technology in this narrow non-pharmaceutical field of use to Dr. Aviv's company as a way of seeking to benefit from a potential stream of royalty payments without having to devote any resources to the development of an application it otherwise would not have pursued. In addition, if the technology proves to be successful for the delivery of nutraceuticals, Pharmos hopes that it could be able to interest potential strategic partners in licensing the technology for pharmaceuticals applications.

Dr. Aviv was not involved with either party in negotiating the terms of the License Agreement with Herbamed. Pharmos Ltd. concluded that the royalty rates and other terms of the License Agreement are commercially reasonable to it, and the License Agreement was recently ratified by the Board of the Company.

Item 14. Controls and Procedures

Within the 90-day period prior to the filing of this report, Pharmos management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements and Exhibits

(1)   FINANCIAL STATEMENTS

      Report of Independent Accountants

      Consolidated Balance Sheets at December 31, 2002 and 2001

      Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

      3(e) Certificate of Amendment of Restated Articles of Incorporation dated July 12, 2002 (Incorporated by reference to Exhibit 3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2002)

      3(f)        Amended and Restated By-Laws (Incorporated by reference to
                  Exhibit 99.4 to the Company's Current Report on Form 8-K filed on October 24, 2002.

4     Instruments defining the rights of security holders, including indentures

      4(a) Form of Employee Warrant Agreement, dated April 11, 1995, between the Company and Oculon Corporation (Incorporated by reference to the Company's Current Report on Form 8-K, dated April 11, 1995, as amended).

      4(b) Form of Warrant Agreement dated as of April 30, 1995 between the Company and Charles Stolper (Incorporated by reference to Form S-3 Registration Statement of the Company dated November 14, 1995, as amended [No. 33-64289]).

      4(c) Form of Stock Purchase Warrant dated as of September 30, 1996 between the Company and Alan M. Mark (Incorporated by reference to Form S-3 Registration Statement of the Company dated December 20, 1996, as amended [No. 333-15165]).

      4(d) Stock Purchase Agreement, dated December 12, 1996, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (Incorporated by reference to Annual Report on Form 10-K dated March 29,
                  1997).

      4(e) Form of Stock Purchase Warrant dated as of March 31, 1997 between the Company and the Investor (Incorporated by reference to Form S-3 Registration Statement of the Company dated March 5, 1998 [No. 333-47359]).

      4(f) Purchase Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and St. Albans Partners Ltd., dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 11, 2000).

      4(g) Form of 6% convertible debenture due February 28, 2002 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 11, 2000).

      4(h) Registration Rights Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and St. Albans Partners Ltd., dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 11, 2000).

      4(i) Form of Common Stock Purchase Warrant exercisable until September 1, 2005 (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 11, 2000).

      4(j) Escrow Agreement between the company, Millennium Partners LP, Strong River Investments Inc., St. Albans Partners Ltd. and Kleinberg Kaplan Wolff & Cohen PC, dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 11,
                  2000).

      4(k) Common Stock Investment Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and Laterman & Co. LP, dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 11, 2000).

      4(l) Registration Rights Agreement between the Company, Millennium Partners LP, Strong River Investments Inc. and Laterman & Co. LP, dated as of September 1, 2000 (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on September 11, 2000).

      4(m)        Form of placement agent warrant with Ladenburg Thalmann & Co.
                  Inc. (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

      4(n) Form of placement agent warrant with SmallCaps OnLine LLC (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

      4(o) Form of consulting warrant with SmallCaps OnLine LLC (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

      4(p) Form of 6% convertible debenture due June 30, 2003 with $2.15 exercise price (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 4,
                  2002).

      4(q) Form of 6% convertible debenture due June 30, 2003 with $2.63 exercise price (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on January 4,
                  2002).

      4(r) Certificate of Designation, Rights Preferences and Privileges of Series D Preferred Stock of the Company (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 24, 2002).

      4(s) Rights Agreement dated as of October 23, 2002 between the Company and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 24,
                  2002).

      4(t) Form of Senior Indenture (Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to the Form S-3 Registration Statement of the Company filed November 27, 2002 (No.333-82046).

      4(u)        Form of Subordinated Indenture (Incorporated by reference to
                  Exhibit 4(b) to Amendment No. 1 to the Form S-3 Registration Statement of the Company filed November 27, 2002 (No.333-82046).

      4(v) Form of Investor Warrant dated March 4, 2003 (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 4, 2003).

      4(x) Form of Placement Agent's Warrant dated March 4, 2003 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 4, 2003).

10    Material Contracts

      10(a) Agreement between Avitek Ltd. ("Avitek") and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum") dated November 20, 1986 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form10-K/A, for year ended December 31, 1992). (1)

      10(a)(1) Supplement to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

      10(a)(2) Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

      10(b) Agreement between Avitek and Yissum dated January 25, 1987 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

      10(b)(1) Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

      10(b)(2) Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

      10(c) Research, Development and License Agreement between Pharmos Ltd., Pharmos Corporation ("Old Pharmos") and Yissum dated February 5, 1991 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

      10(c)(1) Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

      10(d) 1992 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix F to the Joint Proxy Statement/Prospectus). **

      10(e) 1997 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix B to the Proxy Statement on Form 14A filed November 5, 1997). **

      10(f) Agreement dated as of January 21, 2000 between the Company and Dr. Elkan R. Gamzu (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report for the fiscal year ended December 31, 2000).**

      10(g) Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Haim Aviv.**

      10(h) Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Gad Riesenfeld.**

      10(i) Amendment of Employment Agreement dated as of April 23, 2001, between Pharmos Corporation and Gad Riesenfeld.**

      10(j) Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Robert W. Cook.**

      10(k) 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement on Form 14A filed on June 6, 2001).**

      10(l) Asset Purchase Agreement between Bausch & Lomb Incorporated and Pharmos Corporation dated October 9, 2001 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 16, 2001).

      10(m) License Assignment and Amendment Agreement dated as of October 9, 2001 by and among Dr. Nicholas S. Bodor, Pharmos Corporation and Bausch & Lomb Incorporated (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October 16, 2001).

      10(n) Amendment Agreement between Pharmos Corporation, Millennium Partners LP and St. Albans Partners Ltd., dated as of December 31, 2001 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 4,
                  2002).

      10(o) Amendment No. 1 to Asset Purchase Agreement dated as of December 28, 2001 between Bausch & Lomb Incorporated and Pharmos Corporation

      10(p)*** License Agreement dated as of December 18, 2001 between Pharmos Ltd. and Herbamed Ltd.

      10(q)*** Amended and Restated 2000 Incentive and Non-Qualified Stock Option Plan.**

      10(r) Letter Agreement dated February 28, 2003 between Pharmos Corporation and Rodman & Renshaw, Inc. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company's Current Report on Form 8-K filed on March 4, 2003).

      10(s)*** Note Purchase Agreement dated February 28, 2003 between Pharmos Corporation and Millennium Partners LP.

      10(t)*** Note Purchase Agreement dated February 28, 2003 between Pharmos Corporation and St. Albans Partners Ltd.

21    Subsidiaries of the Registrant

      21(a) Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23    Consents of Experts and Counsel

      23(a)***    Consent of PricewaterhouseCoopers LLP

----------
(1) Confidential information is omitted and identified by a * and filed separately with the SEC.

(**) This document is a management contract or compensatory plan or arrangement.

(***) Filed herewith.

(b) Reports on Form 8-K

      1. Current Report filed on October 24, 2002 (date of earliest event reported October 23, 2002); Item 5 was reported.

      2. Current Report filed on March 4, 2003 (date of earliest event reported March 4, 2003); Item 5 was reported.

      3. Current Report filed on March 7, 2003 (date of earliest event reported March 7, 2003); Item 5 was reported.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            PHARMOS CORPORATION

            By: /s/ Haim Aviv
            -------------------------------------------------------
            Dr. Haim Aviv, Chairman of the Board and Chief
            Executive Officer (Principal Executive Officer)

      Date: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                    Date
--------                                    -----                    -----


/s/ Robert W. Cook                    Chief Financial Officer     March 31, 2003
-----------------------------------   (Principal Financial and
Robert W. Cook                        Accounting Officer), and
                                      Secretary

/s/ David Schlachet                   Director                    March 31, 2003
-----------------------------------
David Schlachet


/s/ Mony Ben Dor                      Director                    March 31, 2003
-----------------------------------
Mony Ben Dor


/s/ Georges Anthony Marcel            Director                    March 31, 2003
-----------------------------------
Georges Anthony Marcel, M.D., Ph.D.


/s/ Elkan R. Gamzu                    Director                    March 31, 2003
-----------------------------------
Elkan R. Gamzu, Ph.D.


/s/ Lawrence F. Marshall              Director                    March 31, 2003
-----------------------------------
Lawrence F. Marshall, M.D.

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Haim Aviv, certify that:

1. I have reviewed this annual report on Form 10-K of Pharmos Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  HAIM AVIV
-----------------------

Haim Aviv
Chief Executive Officer
Date: March 31, 2003

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Robert W. Cook, certify that:

1. I have reviewed this annual report on Form 10-K of Pharmos Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  ROBERT W. COOK
-----------------------

Robert W. Cook
Chief Financial Officer
Date: March 31, 2003

                               Pharmos Corporation
                   Index to Consolidated Financial Statements

Report of Independent Accountants                                            F-2

Consolidated balance sheets as of December 31, 2002 and 2001                 F-3

Consolidated statements of operations for the years ended
       December 31, 2002, 2001 and 2000                                      F-4

Consolidated statements of changes in shareholders' equity
        for the years ended December 31, 2002, 2001 and 2000                 F-5

Consolidated statements of cash flows for the years ended
        December 31, 2002, 2001 and 2000                                     F-6

Notes to consolidated financial statements                                   F-7

                        Report of Independent Accountants

To the Board of Directors and
Shareholders of Pharmos Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
New York, New York
February 7, 2003 (except with respect to the matters discussed in Note 19, first paragraph as of February 18, 2003 and second paragraph as of March 4,
2003)

Pharmos Corporation
Consolidated Balance Sheets

                                                               December 31,
                                                     ------------------------------
                                                          2002             2001
                                                     -------------    -------------
Assets
Current assets
  Cash and cash equivalents                          $  19,579,287    $  35,269,114
  Restricted cash                                        2,199,999        2,275,251
  Other receivables                                        698,800          690,067
  Prepaid expenses and other current assets                323,991          997,695
                                                     -------------    -------------
    Total current assets                                22,802,077       39,232,127
Fixed assets, net                                        1,792,322        1,918,281
Restricted cash                                             60,000        3,090,550
Other assets                                                32,283           22,033
                                                     -------------    -------------
    Total assets                                     $  24,686,682    $  44,262,991
                                                     =============    =============
Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                   $   3,742,460    $   2,197,299
  Accrued expenses                                       3,241,581        5,809,642
  Accrued wages and other compensation                     999,647        1,317,934
  Convertible debentures, net                            3,446,658        1,949,317
                                                     -------------    -------------
    Total current liabilities                           11,430,346       11,274,192
Other liability                                             10,000               --
Convertible debentures, net                                     --        5,847,951
                                                     -------------    -------------
    Total liabilities                                   11,440,346       17,122,143
                                                     -------------    -------------
Commitments and Contingencies (Note 15)
Shareholders' equity
  Preferred stock, $.03 par value, 1,250,000
    shares authorized, none issued and outstanding
  Common stock, $.03 par value; 110,000,000 shares
    authorized, 56,560,660 and 55,356,307 shares
    outstanding (excluding $426 (14,189 shares) in
    2002, and $551 (18,356 shares) in 2001, held
    in Treasury) in 2002 and 2001, respectively          1,696,820        1,660,688
      Deferred compensation                               (119,988)        (223,144)
      Paid in capital                                  114,187,558      111,151,758
      Accumulated deficit                             (102,518,054)     (85,448,454)
                                                     -------------    -------------
        Total shareholders' equity                      13,246,336       27,140,848
                                                     -------------    -------------
        Total liabilities and shareholders' equity   $  24,686,682    $  44,262,991
                                                     =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Operations

                                                           Year Ended December 31,
                                                --------------------------------------------
                                                    2002            2001            2000
                                                ------------    ------------    ------------
Revenues
  Product sales                                           --    $  4,218,441    $  4,873,504
  License fee                                             --          80,000         225,000
                                                ------------    ------------    ------------
Total Revenues                                            --       4,298,441       5,098,504
Cost of Goods Sold (exclusive of depreciation
  and amortization shown below)                           --       1,268,589       1,875,955
                                                ------------    ------------    ------------
Expenses
  Research and development, net                 $ 12,337,840       9,349,025       5,443,288
  Selling, general and administrative              3,828,750       3,666,293       4,044,867
  Depreciation and amortization                      691,824         773,973         481,724
                                                ------------    ------------    ------------
    Total operating expenses                      16,858,414      13,789,291       9,969,879
                                                ------------    ------------    ------------
Loss from operations                             (16,858,414)    (10,759,439)     (6,747,330)
                                                ------------    ------------    ------------
Other (expense) income
  Interest income                                    534,229         979,234       1,133,439
  Other income (expense), net                         12,218          28,509         (10,226)
  Interest expense                                  (972,856)     (1,713,806)     (2,360,085)
  Gain from sale of LE product line (Note 4)              --      16,285,324              --
                                                ------------    ------------    ------------
    Other (expense) income, net                     (426,409)     15,579,261      (1,236,872)
                                                ------------    ------------    ------------
(Loss) income before income taxes                (17,284,823)      4,819,822      (7,984,202)
Income tax benefit                                  (215,223)       (226,033)             --
                                                ------------    ------------    ------------
Net (loss) income                               $(17,069,600)   $  5,045,855    $ (7,984,202)
                                                ============    ============    ============
Net (loss) income per share - basic             $       (.30)   $        .09    $       (.15)
                                                ============    ============    ============
Net (loss) income per share - diluted           $       (.30)   $        .09    $       (.15)
                                                ============    ============    ============
Weighted average shares outstanding - basic       56,520,041      54,678,932      52,109,589
                                                ============    ============    ============
Weighted average shares outstanding - diluted     56,520,041      55,298,063      52,109,589
                                                ============    ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Changes in Shareholders' Equity (Notes 9 & 10) For the Years ended December 31, 2002, 2001 and 2000

                                                                                                  Paid-in
                                                         Common Stock            Deferred       Capital in
                                                     Shares        Amount      Compensation    Excess of Par
                                                   ----------    ----------    ------------    -------------
December 31, 1999                                  45,424,401    $1,362,732    $          0    $  83,372,742

Warrant and option exercises                        2,615,003        78,450                        4,754,443
Option issuances for consultant
   compensation                                                                                      243,449
Issuance of Common Stock and warrants - equity
   credit line, net of fees of $77,831                518,424        15,552                        2,130,352
Issuance of Common Stock - private equity sales,
   net of fees of $382,000                          5,524,425       165,733                       18,464,365
Net loss                                           (7,984,202)
                                                   ----------    ----------    ------------    -------------
December 31, 2000                                  54,082,253     1,622,467               0      108,965,351

Warrant and option exercises                        1,109,446        33,283                        2,384,259
Option issuances for consultant compensation                                        (50,175)         189,893
Stock option issuances below fair market value                                     (172,969)         207,563
Issuance of Common Stock and adjustments in
connection with private equity sale, net
of fees of $5,924                                     182,964         5,489                         (595,308)
Net income
                                                   ----------    ----------    ------------    -------------
December 31, 2001                                  55,374,663     1,661,239        (223,144)     111,151,758

Option issuances for consultant compensation                                         50,175           13,362
Amortization of stock option issuances below
   fair market value                                                                 52,981          420,221
Accretion of fair value of refinanced debt
Stock adjustment                                       40,583        (1,217)                           1,092
Issuance of Common Stock - Employee
   Stock Purchase Plan                                 23,284           699                           20,057
Conversion of convertible debt and interest
   to equity                                        1,217,485        36,525                        2,581,068
Net loss
                                                   ----------    ----------    ------------    -------------
December 31, 2002                                  56,574,849    $1,697,246    $   (119,988)   $ 114,187,558
                                                   ==========    ==========    ============    =============

                                                                                            Total
                                                    Accumulated      Treasury Stock     Shareholders'
                                                      Deficit       Shares   Amount        Equity
                                                   -------------    ------   -------    -------------
December 31, 1999                                  $ (82,510,107)   18,356   $  (551)   $   2,224,816

Warrant and option exercises                                                                4,832,893
Option issuances for consultant
   compensation                                                                               243,449
Issuance of Common Stock and warrants - equity
   credit line, net of fees of $77,831                                                      2,145,904
Issuance of Common Stock - private equity sales,
   net of fees of $382,000                                                                 18,630,098
Net loss                                                                                   (7,984,202)
                                                   -------------    ------   -------    -------------
December 31, 2000                                    (90,494,309)   18,356      (551)      20,092,958

Warrant and option exercises                                                                2,417,542
Option issuances for consultant compensation                                                  139,718
Stock option issuances below fair market value                                                 34,594
Issuance of Common Stock and adjustments in
connection with private equity sale, net
of fees of $5,924                                                                            (589,819)
Net income                                             5,045,855                            5,045,855
                                                   -------------    ------   -------    -------------
December 31, 2001                                    (85,448,454)   18,356      (551)      27,140,848

Option issuances for consultant compensation                                                   63,537
Amortization of stock option issuances below
   fair market value                                                                           52,981
Accretion of fair value of refinanced debt                                                    420,221
Stock adjustment                                                    (4,167)      125               --
Issuance of Common Stock - Employee
   Stock Purchase Plan                                                                         20,756
Conversion of convertible debt and interest
   to equity                                                                                2,617,593
Net loss                                             (17,069,600)                         (17,069,600)
                                                   -------------    ------   -------    -------------
December 31, 2002                                  $(102,518,054)   14,189   $  (426)   $  13,246,336
                                                   =============    ======   =======    =============

   The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Cash Flows

                                                                            Year Ended December 31,
                                                                 --------------------------------------------
                                                                     2002            2001            2000
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                              $(17,069,600)   $  5,045,855    $ (7,984,202)
  Adjustments to reconcile net (loss) income to net
    cash flow used in operating activities:
      Depreciation and amortization                                   691,824         773,973         481,724
      Amortization of Beneficial Conversion Feature                        --              --       1,796,344
      Amortization of Debt Discount and Issuance costs                312,391       1,216,398         449,053
      Amortization of fair value of change in Convertible Debt        420,221              --              --
      Option issuances - consultant compensation                       63,537         139,718         243,449
      Stock options issued below fair market value                     52,981          34,594              --
      Gain from sale of LE product line                                    --     (16,285,324)             --
  Changes in operating assets and liabilities
      Inventories                                                          --         322,620       1,041,201
      Other receivables                                                (8,733)       (862,542)       (226,733)
      Prepaid expenses and other current assets                       673,704        (116,586)        (58,718)
      Prepaid royalties                                                    --           6,591         301,079
      Other assets                                                    (10,250)         (3,947)             --
      Accounts payable                                              1,545,161        (113,179)       (221,550)
      Accrued expenses                                             (2,450,469)         25,820         450,909
      Accrued wages & other compensation                             (318,287)        548,959         219,433
      Other liabilities                                                10,000        (100,000)             --
                                                                 ------------    ------------    ------------
      Net cash used in operating activities                       (16,087,520)     (9,367,050)     (3,508,011)
                                                                 ------------    ------------    ------------
  Cash flows from investing activities:
      Purchases of fixed assets                                      (565,865)       (859,174)       (932,731)
      Proceeds from sale of LE business, net                               --      23,136,930              --
                                                                 ------------    ------------    ------------
        Net cash (used in) provided by
          investing activities                                       (565,865)     22,277,756        (932,731)
                                                                 ------------    ------------    ------------
  Cash flows from financing activities:
      Advances against future sales, net                                   --        (619,702)     (1,567,863)
      Proceeds from issuance of common stock
        and exercise of options and warrants, net                      20,756       2,417,542      23,462,991
      (Repayment) proceeds from issuance of convertible
        debentures, net                                            (2,000,000)             --       4,335,475
      Fees related to refinancing convertible debt                   (163,000)             --              --
      Pricing adjustments for private placement, net                       --        (589,819)             --
      Proceeds from exercise of equity credit line                         --              --       2,145,904
      Decrease (Increase) in restricted cash                        3,105,802      (1,330,390)     (4,035,414)
      Decrease in notes payable, net                                       --              --        (338,128)
                                                                 ------------    ------------    ------------
        Net cash provided by (used in)
          financing activities                                        963,558        (122,369)     24,002,965
                                                                 ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents              (15,689,827)     12,788,337      19,562,223
Cash and cash equivalents at beginning of year                     35,269,114      22,480,777       2,918,554
                                                                 ------------    ------------    ------------
Cash and cash equivalents at end of year                         $ 19,579,287    $ 35,269,114    $ 22,480,777
                                                                 ============    ============    ============
Supplemental Information:
Interest paid                                                    $    175,165    $    243,983    $      3,210
                                                                 ------------    ------------    ------------
Supplemental disclosure of non-cash financing activities:

Conversion of convertible debt and interest to equity            $  2,617,593              --              --
                                                                 ============    ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.    The Company

      Pharmos Corporation (the "Company") is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of inflammatory and neurological disorders. Although the Company does not currently have any approved products, they have an extensive portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities. The Company has executive offices in Iselin, New Jersey and conducts research and development and pilot manufacturing through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

      In October 2001, the Company sold its ophthalmic product line that included Lotemax(R) and Alrex(R), two products that were being marketed and future extensions of loteprednol etabonate (see Note 4). As a result of the sale, the Company is exclusively in the drug candidate development stage.

2.    Liquidity and Business Risks

      The Company incurred operating losses since its inception through the year ended December 31, 2000 and was not profitable in 2002. At December 31, 2002, the Company had an accumulated deficit of $102.5 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that the current cash and cash equivalents of $19.6 million and restricted cash of $2.3 million as of December 31, 2002, will be sufficient to support the Company's continuing operations through early 2004.

      The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combination and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing in the future, long-term projects will need to be scaled back or discontinued. (See Note 19 for subsequent events)

3.    Significant Accounting Policies

      Basis of consolidation

      The accompanying consolidated financial statements include the Company's wholly owned subsidiary, Pharmos Ltd. All significant intercompany transactions are eliminated in consolidation.

      Use of estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The most significant estimates and assumptions related to revenue recognition and the tax valuation allowance. Actual results could differ from those estimates.

Pharmos Corporation
Notes to Consolidated Financial Statements

      Net income (loss) per common share

      Basic net income (loss) per common share is computed by dividing net income (loss) for the period, by the sum of the weighted average number of shares of common stock issued and outstanding. Diluted earnings per share is computed by dividing net income (loss) for the period by the sum of the weighted average number of shares of common stock issued and outstanding, increased to include the number of common shares that would have been issued if all outstanding preferred stock, stock options, and stock warrants, and convertible debt that are dilutive are converted.

      In accordance with FASB 128 "Earnings per Share," for the years ended December 31, 2002 and 2000, there were 6,803,278 and 5,005,240, respectively, of outstanding options, warrants and convertible debt which were excluded from the dilutive EPS calculation due to the fact that the results of the exercise of such would be antidilutive.

      A reconciliation of the basic and diluted earnings per share computations for net income for the year ended December 31, 2001 is as follows:

                                                                       Earnings
                                                 Income      Shares    per Share
                                               ----------  ----------  ---------
      Basic EPS Net Loss                       $5,045,855  54,678,932       $.09
      Effect of Dilutive Securities:
              Warrants                                        314,738
              Options                                         304,393
                                               ----------  ----------  ---------
      Dilutive EPS Loss applicable to common
      shareholders plus assumed conversion     $5,045,855  55,298,063       $.09
                                               ==========  ==========  =========

      In accordance with FASB 128 "Earnings per Share," 1,811,961 options, warrants and the convertible debt were not included in the calculation above as the results of the exercise of such would be antidilutive.

      Cash and cash equivalents

      The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts in 2002 and 2001.

      Revenue recognition

      The Company earns license fees from the transfer of drug technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. Up-front license fees are deferred and recognized when all performance obligations are completed. The Company had no product sales revenue during 2002 due to the sale of its ophthalmic product line in October 2001 and does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

      Other receivables

      As of December 31, 2002 and 2001, other receivables consist primarily of grants for research and development relating to certain projects.

Pharmos Corporation
Notes to Consolidated Financial Statements

      Restricted cash

      In connection with the September 2000 Convertible Debenture offering, the terms of the agreement required the Company to establish an escrow account. The escrowed account is shown as Restricted Cash on the Company's balance sheet and will be released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt.

      Fixed assets

      Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The Company uses the following estimated useful lives:

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

      Intangible assets

      Intangible assets represent the Company's rights to develop and commercialize certain products derived from certain licensed technologies. The assets have been amortized over their estimated useful life. As of December 31, 2001, the intangible assets have been fully amortized. As of December 31, 2001 and 2000, accumulated amortization was $1,039,780 and $888,090, respectively. Amortization expense amounted to $151,690 for the year ended December 31, 2001 and $46,524 in the year ended December 31, 2000. The increase in amortization expense in 2001 is a result of a change in the estimated useful life. The intangible assets were fully amortized as of December 31, 2001.

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

      Research and development costs

      All research and development costs are expensed when incurred. The Company accounts for reimbursements of research and development costs as a reduction of research and development expense.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

      Fair value of financial instruments

      The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other receivables, other assets, accounts payable, accrued liabilities, and convertible debentures approximate fair value due to their short maturities.

      Equity based compensation

      The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma operating results and pro forma per share disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. Options issued to non-employees are valued using the fair value methodology under SFAS No. 123.

Pharmos Corporation
Notes to Consolidated Financial Statements

      The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

                                                           Year Ended December 31,
                                                    2002             2001           2000
                                                ------------      ----------     -----------
      Net (loss) income as reported             ($17,069,600)     $5,045,855     ($7,984,202)
      Add: Stock-based employee compensation
      expense included in reported net (loss)         52,981          34,594              --
      income
      Deduct: Total stock-based employee
      compensation expense determined under      ($1,108,000)      ($923,000)      ($798,000)
      fair value based method for all awards
      Pro forma net (loss) income               ($18,124,619)    ($4,157,449)    ($8,782,202)
                                                ============    ============    ============
      Earnings per share:
      Basic - as reported                             ($0.30)          $0.09          ($0.15)
      Basic - pro forma                               ($0.32)          $0.08          ($0.17)
      Diluted - as reported                           ($0.30)          $0.09          ($0.15)
      Diluted - pro forma                             ($0.32)           $.08          ($0.17)

      Reclassifications

      Certain amounts for 2001 and 2000 have been reclassified to conform to the fiscal 2002 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

      Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, "Accounting for Leases," has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company adopted the provisions of SFAS No. 145 during 2002, and the adoption did not have a material effect on the consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair market value when the liability is incurred, rather than upon an entity's commitment to an exit plan, as prescribed by EITF No. 94-3. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also incorporates, without change, the guidance in FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which it supersedes. The incremental disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The accounting followed by a guarantor on prior guarantees may not be changed to conform to the guidance of FIN 45. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions of SFAS No. 148 on for the year ended December 31, 2002.

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

      Through October 2001, Bausch & Lomb provided the Company with $5 million in cash advances against future sales. Bausch & Lomb recouped the advances by withholding a certain percentage of payments to the Company against payments for purchases of the active drug substance. With the completion of the sale of the ophthalmic business to Bausch & Lomb in October 2001, all the advances have been repaid.

      Sale of Ophthalmic Product line

      In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that were manufactured and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company. Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product candidate currently in Phase III clinical trial. Bausch & Lomb will pay the Company additional fees depending on the approval date with the FDA as follows: If the earlier of (a) commercial launch or (b) 6 months after FDA approval of LE-T (the "Triggering Event")

Pharmos Corporation
Notes to Consolidated Financial Statements

      occurs before January 1, 2002 the Company was initially to receive $15.4 million. That amount has been decreasing by $90,000 for each month of 2002 and 2003 to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). If the Triggering Event occurs after December 31, 2003, then the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The Company can not be assured that FDA approval will be obtained or if at all. The patent owner of LE-T is entitled to 11% of the additional fees that the Company receives as a result of the contingent payment, which will be net against any additional gain recorded.

      Upon FDA approval, the Company will receive an additional fee of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch
      (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payments.

      The Company's only future obligation to Bausch & Lomb after the sale is to pay up to $3.75 million in research and development cost relating to LE-T, of which $600,000 was withheld from the sales proceeds. The entire $3.75 million was netted against the gain on sale recorded. The Company has a passive role as a member of a joint committee, with Bausch & Lomb, overseeing the development of LE-T. As of December 31, 2002, Pharmos' share of these research and development related LE-T expenses was approximately $1.6 million.

      As of October 2001, the Company received $925,780 from the Israel-U.S. Binational Industrial Research and Development Fo undation to develop Lotemax(R) and LE-T. During October 2001, in connection with the sale of the Company's existing ophthalmic business, the Company paid the foundation royalties for Lotemax(R) which concluded its' obligation to the foundation in respect to Lotemax(R). The Company retains its' obligation to repay that portion of funding it received from the foundation with respect to LE-T of $302,438. The Company's obligation to the foundation is due only when LE-T is approved by the FDA.

      As a result of this transaction, the Company recorded a gain of $16.3 million. The Company incurred transaction and royalty costs of approximately $2.0 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount was paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb.

5.    Fixed Assets

      Fixed assets consist of the following:

                                                                 December 31,
                                                         --------------------------
                                                             2002           2001
                                                         -----------    -----------
      Laboratory, pilot plant and other equipment        $ 3,003,672    $ 2,826,727
      Leasehold improvements                                 725,221        623,607
      Office furniture and fixtures                          479,626        397,745
      Computer equipment                                     860,252        704,316
      Vehicles                                                88,231         38,742
                                                         -----------    -----------
                                                           5,157,002      4,591,137
      Less - Accumulated depreciation and amortization    (3,364,680)    (2,672,856)
                                                         -----------    -----------
                                                         $ 1,792,322    $ 1,918,281
                                                         ===========    ===========

      Depreciation and amortization of fixed assets was $691,824, $622,283 and $435,200 in 2002, 2001 and 2000, respectively.

6.    Accrued expenses

      Accrued expenses consist of the following:

                                                                             December 31,
                                                                       -----------------------
                                                                          2002         2001
                                                                       ----------   ----------
      Accrued expenses, other                                          $  524,506   $  221,795
      Accrued interest                                                    341,000      410,800
      Research & development cost relating to traumatic brain injury      814,000      182,315
      Research & development cost relating to LE-T (Note 4)             1,562,075    3,750,000
      Accrued fee due to the LE patent owner (Note 4)                          --    1,244,732
                                                                       ----------   ----------
      Total accrued expenses                                           $3,241,581   $5,809,642
                                                                       ==========   ==========

7.    Grants for Research and Development

      The Company has entered into agreements with U.S. federal agencies and the State of Israel, which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $2,755,882, $1,336,566 and $326,438 during 2002, 2001 and 2000, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of the technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 3% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds.

      As of December 31, 2002, the total amounts received under such grants amounted to $7,609,539. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $5,893,889 based on grants received through December 31, 2002.

      In April 1997, the Company also signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits, operated by the Office of the Chief Scientist of Israel. Under such agreements the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. The Company received grants totaling $2,088, $281,453 and $543,807 in 2002, 2001 and 2000, respectively, pursuant to this agreement.

8.    Licensing Arrangements

      The Company is a licensee of certain research technologies and has various license agreements wherein the Company has acquired exclusive or co-exclusive rights to develop and commercialize certain research technologies. These agreements generally require the Company to pay royalties on the sale of products developed and contingent royalties based upon milestones from the licensed technologies and fees on revenues from sublicenses, where applicable. The royalty rates, as defined in the respective license agreements, are customary and usual in the pharmaceutical industry. The royalties will be payable for periods up to fifteen years from the date of specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date on which approval from the FDA is received for a developed product. No amounts have been recorded as a liability with respect to any contingent royalties as of December 31, 2002.

Pharmos Corporation
Notes to Consolidated Financial Statements

      Certain of the license agreements, which include agreements related to Lotemax and Alrex, required annual payments for periods extending through 2012. Minimum annual payments under licensing agreements are $103,500. License fee expense amounted to approximately $0, $103,500, and $103,500 in 2002, 2001, and 2000, respectively. With the completion of the sale of the ophthalmic business to Bausch & Lomb in October 2001, the obligations under these agreements have been assumed by Bausch & Lomb.

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

      Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, require the Company to compute the Beneficial Conversion Feature ("BCF") on the convertible debt due to the spread between the fair market value of the common stock at the date of issuance of the convertible debt and the conversion price taking into consideration the relative fair value of the warrants issued in conjunction with this financing. The BCF is netted out of the proceeds and is amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF was computed at approximately $1.8 million, all of which has been amortized and included as interest expense in the year ending December 31, 2000. Additionally, the discount on the Convertible Debenture due to the warrants issued in connection with the convertible debenture of approximately $800,000 will be amortized to interest expense over the life of the debt. For the years ended December 31, 2002, 2001 and 2000, $88,988, $533,932 and $177,976, respectively, has been amortized.

      In December 2001, the holders of the Convertible Debentures and the Company agreed to modify the repayment and conversion terms. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 2003 in exchange for a reduction in the conversion price from $3.83 to $2.63 for half of the outstanding balance and $2.15 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 is convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28, 2002

Pharmos Corporation
Notes to Consolidated Financial Statements

      to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification wasnot significant in accordance with EITF 96-19 the change in the fair value between the original convertible debt and the modified convertible debt will be accreted over the remaining term of the convertible debt with a corresponding charge to interest expense.

      During 2002, the Company issued 1,217,485 shares of its common stock upon the conversion of $2.6 million of the Company's convertible debentures relating to the September 2000 offering. The conversion amount includes approximately $118,000 of accrued interest. Additionally, $2 million of convertible debentures were repaid in January 2002, leaving $3.5 million of outstanding principal due in June 2003,See Note 19. In connection with the conversion and repayment, $3.6 million of restricted cash was released to the Company.

      Common Stock

      In September 2000, the Company issued 1,024,425 common shares in the private placement that generated gross proceeds of $3 million. Under the terms of the transaction, 821,515 shares were issued at closing. In accordance with the terms of the agreement, since the average closing price of the Company's common stock during the 30 business days following the effective date of the registration statement relating to the shares purchased did not exceed 110% of the initial closing price of $3.65 per share, the Company issued an additional 202,910 shares, calculated in accordance with the stock purchase agreement. The additional shares were issued in the fourth quarter of 2000 for no additional consideration, resulting in an increase in common stock of $6,087 and a corresponding decrease in additional paid in capital.

      One common stock investor has an option ("Call Warrant"), in the form of a warrant, to purchase an additional $2 million of common shares for a period of one year provided that the future purchase price is greater than the initial closing price of $3.65 per share. The maximum number of shares that can be issued from this warrant is 547,945 and is part of the maximum number of warrants issued for the total private placement of 1,115,730, including placement agent warrants at prices ranging from $3.65 to $6.08 per share. The warrants to the one investor for the purchase of an additional $2 million of common stock were valued using the Black Scholes option-pricing model (assumptions: volatility of 78%, risk free rate of 5.89% and a zero dividend yield). The warrants to the placement agents were valued using the Black Scholes option-pricing model using the same assumptions as above. Both warrant issuances were recorded upon issuance as additional paid-in-capital. The investor exercised the Call Warrant in the third quarter of 2001, with the Company issuing 542,299 common shares. During the fourth quarter of 2001, the Company issued 281,659 shares as an adjustment to the pricing of the Call Warrant based upon the Company's stock price during the adjustment period as defined in the Call Warrant agreement.

      The issuance costs related to the Private Placement of approximately $1.4 million, included the value of 187,929 warrants to purchase common shares (included in the total warrants of 1,115,730 issued in connection with the private placement) at prices ranging from $4.34 to $4.56. The issuance costs relating to the Convertible Debenture of $981,000 will be amortized over the life of the debt. For the year ending December 31, 2001 and 2000, $682,464 and $224,691, respectively, has been amortized and included as interest expense. The issuance costs related to the common stock of $382,000 were netted against the proceeds.

      Of the warrants issued in connection with the private placement, warrants for the purchase of 567,785 common shares at exercise prices ranging from $4.34 to $6.08 per share and an expiration date of September 2005, remain outstanding at December 31, 2002.

      The warrants that were issued in connection with the private placement noted above were valued using the Black-Scholes option pricing model with the following assumption: volatility 78%, risk free rate 5.89% and zero dividend yield.

Pharmos Corporation
Notes to Consolidated Financial Statements

10.   Common and Preferred Stock Transactions

      2002 Transactions

      During, 2002, the Company issued 23,384 shares of common stock with gross proceeds of $20,756 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan. All full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one's annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 500,000 shares.

      In July 2002 the shareholders of the Company approved the increase in the number of authorized shares of the Company's Common Stock to 110,000,000 from 80,000,000.

      On October 23, 2002, the Board of Directors of the Company approved a stockholder rights plan as set forth in the Rights Agreement, dated as of October 23, 2002, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Under the Rights Agreement, each common stockholder of record as of the close of business on November 6, 2002, received a dividend of one right for each share of common stock held. Each right entitled the holder to purchase from the Company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $15.00. The plan is designed to impose a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our board. The stockholder rights are triggered either ten days after a third party announces its acquisition of 15% or more of the Company's common stock or ten business days after someone starts a tender offer to acquire such amount of shares. At that time, all stockholders, other than the person who acquired the block or started the tender offer, will have the right for 60 days, upon payment of $15, to purchase $30 worth of common stock of the Company, in substitution for the new preferred stock authorized by the stockholder rights plan, at the time current market price. As a result, the stockholders of the Company will be able to purchase a large number of shares at a discount, significantly diluting the interest of the acquiring person and making it significantly more expensive for that person to acquire control of the Company.

      As of December 31, 2002, the Company had reserved 2,534,089 common shares for the possible conversion of the convertible debentures, 2,452,030 for outstanding stock options and 2,297,277 for outstanding warrants.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

      2000 Transactions

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

      During 2000, the Company issued 518,424 shares of its Common Stock and warrants to purchase 51,162 shares of its Common Stock to an investor for consideration of $2,145,904, net of fees. The warrants have exercise prices ranging from $2.19 to $16.80 per share and expire in 2003. The proceeds from the common stock issuance were allocated to the common stock and warrants based on the fair value of the securities. The warrants were valued using the Black-Scholes option-pricing model (assumptions: volatility of 78%, risk free rate of 5.89% and a zero dividend yield) and recorded as additional paid in capital.

      During 2000, the Company issued warrants to purchase 32,000 shares of its common stock (4,000 warrants each month through August 2000) as compensation to a consultant. The warrants were immediately exercisable, have an exercise price of $1.19 per share and expire by 2005. The warrants were valued using the Black-Scholes option-pricing model (assumptions: volatility of 78%, risk free rate of 5.89% and a zero dividend yield) and recorded as additional paid in capital.

Pharmos Corporation
Notes to Consolidated Financial Statements

11.   Warrants

      Some of the warrants issued in connection with various equity financing and related transactions during 1991 through 2001 contain anti-dilution provisions requiring adjustment. The following table summarizes the common shares issuable upon exercise of warrants outstanding at December 31, 2002 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

                                                    Common Shares
                                                      Issuable          Exercise
      Issuance Date           Expiration Date       Upon Exercise        Price
      ----------------        ---------------       -------------       --------
      April 1995              April 2005                  341,600       $   2.75
                              April 2005                   10,000       $   0.78
      February 1997           February 2007               486,500       $   1.59
      March 1997              March 2008                  171,052       $   1.38
      January 1998            October 2005                 17,000       $   1.66
      February 1998           January 2003                531,072       $   2.52
                              January 2003                157,247       $   2.18
      November 1999           November 2004                 4,000       $   1.19
      December 1999           December 2004                 4,000       $   1.19
      January 2000            January 2005                  4,000       $   1.19
      February 2000           February 2005                 4,000       $   1.19
      March 2000              March 2005                    4,000       $   1.19
      April 2000              April 2005                    4,000       $   1.19
      May 2000                May 2005                      4,000       $   1.19
      June 2000               June 2005                     4,000       $   1.19
                              June 2003                    12,574       $   5.00
      July 2000               July 2005                     4,000       $   1.19
      August 2000             August 2005                   4,000       $   1.19
      September 2000          September 2005               95,843       $   4.56
                              September 2005               92,086       $   4.34
                              September 2005              379,856       $   6.08
                                                    -------------       --------
      Total shares and
      average exercise
      price                                             2,334,830       $   2.97
                                                    =============       ========

Pharmos Corporation
Notes to Consolidated Financial Statements

12.   Stock Option Plans

      The Company's shareholders have approved incentive stock option plans for officers and employees. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, generally expire ten years from the date of grant and vest evenly over four years.

      A summary of the various established stock option plans is as follows:

      1992 Plan. The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate would again be available for options to be issued under the 1992 Plan. As of December 31, 2002, there were 285,086 options outstanding to purchase the Company's Common Stock under this plan. Each option granted which is outstanding under the 1992 plan as of December 31, 2002 expires on October 31, 2005.

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

      The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 1,500,000 shares, as amended, and under the 2000 Plan is 3,500,000 shares. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan and the 2000 Plan that expire or terminate will again be available for options to be issued under each Plan.

      All incentive stock option grants during 2002 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan. The Company does not plan to issue any additonal options under the 1992 and 1997 Plans.

      The following table summarizes activity in approved incentive stock options approved by the Company's Board of Directors:

                                                                     Weighted
                                                 Under               Average
                                                Option            Exercise Price
                                               ---------          --------------
      Options Outstanding at 12/31/99          1,312,336                   $2.19
      Granted                                    449,252                   $4.03
      Exercised                                 (214,167)                  $2.31
      Cancelled                                  (27,583)                  $2.65
                                               ---------          --------------
      Options Outstanding at 12/31/00          1,519,838                   $2.71
                                               ---------          --------------
      Granted at fair market value                57,000                   $2.56
      Granted below fair market value            453,500                   $1.88
      Exercised                                  (12,500)                  $1.25
      Cancelled                                   (3,000)                  $4.03
                                               ---------          --------------
      Options Outstanding at 12/31/01          2,014,838                   $2.53
      Granted                                    692,000                   $1.90
      Cancelled                                 (135,575)                  $2.41
                                               ---------          --------------
      Options Outstanding at 12/31/02          2,571,263                   $2.36
                                               =========          ==============
      Options exercisable at 12/31/02          1,282,837                   $2.51
                                               =========          ==============
      Options exercisable at 12/31/01            898,399                   $2.47
                                               =========          ==============
      Options exercisable at 12/31/00            602,836                   $2.29
                                               =========          ==============

      Additional information with respect to the outstanding incentive stock options as of December 31, 2002 is as follows:

                                Options Outstanding                       Options Exercisable
                    -----------------------------------------------   ----------------------------
                                      Weighted
                                      Average           Weighted                       Weighted
Range of Exercise     Options        Remaining          Average         Options        Average
     Prices         Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
-----------------   -----------   ----------------   --------------   -----------   --------------
$1.25 - $1.88           691,375      7.5 years                $1.63       306,125            $1.47
$1.90 - $2.78         1,452,136      6.7 years                $2.23       765,086            $2.50
$3.68 - $4.03           427,752      7.5 years                $4.02       211,626            $4.03
                    -----------   ----------------   --------------   -----------   --------------
                      2,571,263      7.0 years                $2.36     1,282,837            $2.51

Pharmos Corporation
Notes to Consolidated Financial Statements

     The Company's Board of Directors approved nonqualified stock options for key employees, directors and certain non-employee consultants. All nonqualified stock option grants during 2002 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan.

      The following table summarizes activity in Board-approved nonqualified stock options:

                                                                     Weighted
                                                Under                Average
                                                Option            Exercise Price
                                               --------           --------------
      Options Outstanding at 12/31/99           616,765                    $2.31
      Granted                                   190,748                    $3.81
      Exercised                                (283,333)                   $2.23
      Cancelled                                 (20,000)                   $1.25
                                               --------           --------------
      Options Outstanding at 12/31/00           504,180                    $2.97
                                               --------           --------------
      Granted below fair market value           100,000                    $1.88
      Exercised                                (136,988)                   $2.20
      Cancelled                                 (30,000)                   $2.77
                                               --------           --------------
      Options Outstanding at 12/31/01           437,192                    $2.97
                                               --------           --------------
      Granted                                   180,000                    $1.74
      Cancelled                                 (93,250)                   $3.59
                                               --------           --------------
      Options Outstanding at 12/31/02           523,942                    $2.41
                                               ========           ==============
      Options exercisable at 12/31/02           253,568                    $2.72
                                               ========           ==============
      Options exercisable at 12/31/01           184,756                    $3.18
                                               ========           ==============
      Options exercisable at 12/31/00           287,807                    $2.77
                                               ========           ==============

      Additional information with respect to the outstanding nonqualified stock options as of December 31, 2002 is as follows:

                                        Options Outstanding                        Options Exercisable
                            -----------------------------------------------   ----------------------------
                                              Weighted
                                              Average           Weighted                       Weighted
      Range of Exercise       Options        Remaining          Average         Options        Average
           Prices           Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
      -----------------     -----------   ----------------   --------------   -----------   --------------
      $1.08 - $1.88             200,000      7.9 years                $1.55        83,750            $1.61
      $1.90 - $2.50             188,194      6.7 years                $2.16        83,194            $2.48
      $4.00 - $5.20             135,748      7.5 years                $4.01        86,624            $4.01
                            -----------   ----------------   --------------   -----------   --------------
                                523,942      7.4 years                $2.41       253,568            $2.72

      As of December 31, 2002, there were 2,055,825 shares remaining available for issuance under these plan.

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

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. During 2001, the Company issued 453,500 incentive stock options and 100,000 non-qualified stock options to employees and directors at an exercise price of $1.88 per share. The exercise price of $1.88 was representative of the average price during the month the options were granted, but was below the closing market price on the date of

Pharmos Corporation
Notes to Consolidated Financial Statements

      the grant. Accordingly, the Company recorded compensation expense of $34,594 and deferred compensation expense of $172,969 to reflect the difference between the exercise price and the closing market price on the date of the grant. The deferred compensation expense is being amortized over the four-year vesting period.

      Fair value of options:

      For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                               Year Ended December 31,
                                     -------------------------------------------
                                         2002              2001           2000
                                     ------------      ------------      -------
      Risk-interest rates            2.63 - 4.39%      3.90 - 4.94%       5.89%
      Expected lives (in years)         1 to 5            1 to 5         1 to 5
      Dividend yield                      0%                0%              0%
      Expected volatility                75%               78%             78%

13.   Related Parties

      In December 2001, the Company's Pharmos Ltd. subsidiary renewed a License Agreement with Herbamed, Ltd., a company controlled by the Company's Chairman and Chief Executive Officer. The License Agreement, originally entered into in May 1997, licenses to Herbamed the Company's patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 6% on net sales of up to $20 million, 5% on net sales between $20 million and $50 million and 4% on net sales in excess of $50 million. There have been no sales to date and accordingly Herbamed has made no payments to Pharmos Ltd.

14.   Income Taxes

      No provision for federal income taxes was recorded for the years ended December 31, 2002 and 2000 due to net operating losses incurred. No provision for income taxes was recorded for the year ended December 31, 2001 since the Company was be able to utilize its net operating loss carryforwards and offset the taxes due. Net operating loss carryforwards for U.S. tax purposes of approximately $78,100,000 expire from 2006 through 2022.

      During 2002 and 2001, the Company sold a portion of its New Jersey net operating loss carryforwards to a third party under the New Jersey's Technology Business Tax Certificate Transfer Program and, as a result, recorded a tax benefit of $215,223 and $226,033, respectively.

      The Company's gross deferred tax assets of $28,900,000 and $26,900,000 at December 31, 2002 and 2001, respectively, represented primarily the tax effect of both the net operating loss carryforwards ($25.1 million in 2002 and $22.4 million in 2001), deferred research and development costs ($1.3 million in 2002 and $2.4 million in 2001) and research and development tax credit carryforwards ($1.7 million in 2002 and $1.9 million in 2001). As a result of previous business combinations and changes in stock ownership, substantially all of these net operating losses and tax credit carryforwards are subject to significant restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets due to management's uncertainty of the recoverability of the deferred tax assets.

Pharmos Corporation
Notes to Consolidated Financial Statements

15.   Commitments and Contingencies

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

      At December 31, 2002, the future minimum lease commitments with respect to non-cancelable operating leases (including office and equipment leases), net of sublease agreements, with initial terms in excess of one year are as follows:

                                            Lease
                                         Commitments
                                         -----------
                  2003                       523,768
                  2004                       377,736
                  2005                        81,375
                  2006                        57,978
                  2007                        12,212
                                         -----------
                                          $1,053,069
                                         ===========

      Rent expense during 2002, 2001 and 2000 amounted to $467,879, $353,793 and $329,246, respectively. In 2002, rent expense is net of sublease income of $81,358.

      Clinical service fees

      In addition, the Company has certain professional clinical service fees relating to the European Phase III clinical study for dexanabinol. Upon the completion of certain agreed upon milestones, additional fees will be paid. The fees that the Company is obligated to pay upon the reaching of the agreed upon milestones is not included in the above table due to uncertainties in timing. The maximum amount that could be paid is approximately $7.8 million. As of December 31, 2002, the Company has recorded $4.8 million as an expense.

      Consulting contracts and employment agreements

      In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

      Dividend restrictions

      Dividends may be paid by the Company's subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 2002, 2001 or 2000. The Company does not intend to pay a cash dividend in the foreseeable future.

16.   Employee Benefit Plan

      The Company has a 401-K defined contribution profit-sharing plan covering certain employees. Contributions to the plan are based on salary reductions by the participants, matching employer contributions as determined by the Company, and allowable discretionary contributions, as determined

Pharmos Corporation
Notes to Consolidated Financial Statements

      by the Company's Board of Directors, subject to certain limitations. Contributions by the Company to the plan amounted to $45,296, $39,637 and $26,570 in 2002, 2001 and 2000, respectively.

17.   Segment and Geographic Information

      The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

      Geographic information for the years ending December 31, 2002, 2001 and 2000 are as follows:

                                       2002            2001            2000
                                   ------------    ------------    ------------
      Net revenues
          United States                      --    $  4,298,441    $  5,098,504
          Israel                             --              --              --
                                   ------------    ------------    ------------
                                             --    $  4,298,441    $  5,098,504
                                   ============    ============    ============
      Net income (loss)
          United States            $(16,514,635)   $  5,564,634    $ (7,597,846)
          Israel                       (554,965)       (518,779)       (386,356)
                                   ------------    ------------    ------------
                                   $(17,069,600)   $  5,045,855    $ (7,984,202)
                                   ============    ============    ============
      Total assets
          United States            $ 20,656,322    $ 40,648,880    $ 28,073,517
          Israel                      4,030,360       3,614,111       2,709,592
                                   ------------    ------------    ------------
                                   $ 24,686,682    $ 44,262,991    $ 30,783,109
                                   ============    ============    ============
      Long lived assets, net
          United States            $    232,734    $    164,517    $     61,243
          Israel                      1,559,588       1,753,764       1,620,147
                                   ------------    ------------    ------------
                                   $  1,792,322    $  1,918,281    $  1,681,390
                                   ============    ============    ============
      Capital expenditures, net
          United States            $    155,467    $    138,424    $     54,746
          Israel                        410,398         720,750         877,985
                                   ------------    ------------    ------------
                                   $    565,865    $    859,174    $    932,731
                                   ============    ============    ============

Pharmos Corporation
Notes to Consolidated Financial Statements

18.   Quarterly Information (Unaudited)

   Year ended
December 31, 2002                 1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
-------------------------------   ------------    ------------    ------------    ------------
Revenues                                    --              --              --              --
Gross Margin                                --              --              --              --
Operating Expenses                $  4,752,088    $  3,293,525    $  5,394,968    $  3,417,883
Loss from Operations                (4,752,088)     (3,293,525)     (5,394,968)     (3,417,833)
Other Income (Expense), net           (215,981)        (57,498)        (53,596)        (99,334)
Net income (loss) applicable to
common shareholders               $ (4,968,069)   $ (3,351,023)   $ (5,448,564)   $ (3,517,167)
Net income (loss)
  per share - basic & diluted     $       (.09)   $       (.06)   $       (.10)   $       (.06)

   Year ended
December 31, 2001                 1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
-------------------------------   ------------    ------------    ------------    ------------
Revenues                          $  1,105,058    $  1,480,737    $  1,712,646        --**
Gross Margin                           693,717       1,026,829       1,309,306        --**
Operating Expenses                   3,350,345       3,189,482       3,093,611    $  4,155,853
Loss from Operations                (2,656,628)     (2,162,653)     (1,784,305)     (4,155,853)
Other Income (Expense), net            (93,475)       (204,092)       (212,741)     16,089,569*
Net income (loss) applicable to
common shareholders               $ (2,750,103)   $ (2,366,745)   $ (1,997,046)   $ 12,159,749*
Net income (loss)
  per share - basic & diluted     $       (.05)   $       (.04)   $       (.04)   $        .22

* Other Income (Expense), net and the Net Loss for the fourth quarter of 2001 include the gain from the sale of the ophthalmic product line to Bausch & Lomb in October 2001.

** As a result of the sale to Bausch & Lomb in October 2001, there was no revenue or gross margin during the fourth quarter of 2001.

19.   Subsequent events

      At the February 2003 Board of Directors' meeting, an aggregate of 950,000 incentive stock options were granted to the Company's employees at an exercise price of $1.02.

      On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share and approximately 1.1 million warrants at an exercise price of $1.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. The Convertible Debenture was due to mature in June 2003. The Convertible Debenture holders participated in the private placement at a price that was below the conversion price of the convertible debt. The Company is evaluating the effects of the transactions above and may record a charge in the first quarter of 2003. This charge may be material.