Form 10-Q
period 2003-03-31
PHARMOS CORP
filed 2003-05-15
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

As of May 12, 2003 the Registrant had outstanding 61,627,687 shares of its $.03 par value Common Stock.

Part I.   Financial Information
Item 1   Financial Statements

Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                      March 31,      December 31,
                                                                        2003             2002
                                                                   -------------    -------------
Assets
   Cash and cash equivalents                                         $16,600,400      $19,579,287
   Other receivables                                                     709,751          698,800
   Restricted cash                                                            --        2,199,999
   Prepaid expenses and other current assets                             396,813          323,991
                                                                   -------------    -------------
        Total current assets                                          17,709,964       22,802,077

   Fixed assets, net                                                   1,634,712        1,792,322
   Restricted cash                                                        60,000           60,000
   Other assets                                                           32,283           32,283
                                                                   -------------    -------------

        Total assets                                                 $19,433,959      $24,686,682
                                                                   =============    =============

Liabilities and Shareholders' Equity
   Accounts payable                                                   $3,768,723       $3,742,460
   Accrued expenses                                                    2,853,440        3,241,581
   Accrued wages and other compensation                                  996,309          999,647
   Convertible debentures, net                                                --        3,446,658
                                                                   -------------    -------------
        Total current liabilities                                      7,618,472       11,430,346

   Other liability                                                        10,000           10,000
                                                                   -------------    -------------
        Total liabilities                                              7,628,472       11,440,346
                                                                   -------------    -------------

   Commitments and contingencies

   Shareholders' equity
   Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding
   Common stock, $.03 par value; 110,000,000 shares authorized,
   61,624,687 and 56,560,660 issued and outstanding
   (excluding, $426 (14,189 shares in 2003 and 2002), held in
   Treasury) in 2003 and 2002, respectively                            1,848,741        1,696,820
   Deferred compensation                                                (106,656)        (119,988)
   Paid in capital                                                   117,080,661      114,187,558
   Accumulated deficit                                              (107,017,259)    (102,518,054)
                                                                   -------------    -------------
        Total shareholders' equity                                    11,805,487       13,246,336
                                                                   -------------    -------------

        Total liabilities and shareholders' equity                   $19,433,959      $24,686,682
                                                                   =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                          Three Months Ended March 31,
                                                              2003            2002
                                                          ------------    ------------
Revenues                                                            --              --

Expenses
    Research and development, net of grants                 $4,039,065      $3,683,793
    Selling, general and administrative                        852,899         893,383
    Depreciation and amortization                              171,616         174,912
                                                          ------------    ------------

       Total operating expenses                              5,063,580       4,752,088
                                                          ------------    ------------

Loss from operations                                        (5,063,580)     (4,752,088)

Other income (expense)
    Interest income                                            846,511         169,981
    Other (expense) income                                     (18,516)         11,327
    Interest expense                                          (263,620)       (397,289)
                                                          ------------    ------------
    Other income (expense), net                                564,375        (215,981)
                                                          ------------    ------------

Net loss                                                   ($4,499,205)    ($4,968,069)
                                                          ============    ============

Net loss per share
    - basic and diluted                                          ($.08)          ($.09)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     58,303,145      56,452,044
                                                          ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                  Three Months Ended March 31,
                                                                      2003            2002
                                                                  ------------    ------------
Cash flows from operating activities
  Net loss                                                         ($4,499,205)    ($4,968,069)
   Adjustments to reconcile net loss to net
    cash  used in operating activities
       Depreciation and amortization                                   171,616         174,912
       Reversal of beneficial conversion feature                      (786,000)             --
       Change in the value of warrants                                 (43,365)
       Amortization of debt discount and issuance costs                 53,342         232,394
       Amortization of fair value of change in convertible debt         68,808         110,583
       Amortization of stock options issuances below fair
         market value                                                   13,332          12,973
       Non-cash compensation charge - consultant compensation            1,837          39,319
  Changes in operating assets and liabilities
       Other receivables                                               (10,951)        (33,712)
       Prepaid expenses and other current assets                       (72,822)        530,941
       Accounts payable                                                 26,263      (1,739,735)
       Accrued expenses                                               (738,483)         46,613
       Accrued wages and other compensation                             (3,338)        (73,376)
                                                                  ------------    ------------

  Net cash used in operating activities                             (5,818,966)     (5,667,157)
                                                                  ------------    ------------

Cash flows from investing activities
     Purchases of fixed assets                                         (14,006)       (184,178)
                                                                  ------------    ------------

  Net cash used in investing activities                                (14,006)       (184,178)
                                                                  ------------    ------------

Cash flows from financing activities
     Proceeds from issuance of common stock, net                     4,154,086              --
     Fees related to refinancing convertible debt                           --        (163,000)
     Repayment of convertible debentures                            (3,500,000)     (2,000,000)
     Decrease in restricted cash                                     2,199,999       3,605,474
                                                                  ------------    ------------

Net cash provided by financing activities                            2,854,085       1,442,474
                                                                  ------------    ------------

Net decrease in cash and cash equivalents                           (2,978,887)     (4,408,861)

Cash and cash equivalents at beginning of year                      19,579,287      35,269,114
                                                                  ------------    ------------

Cash and cash equivalents at end of period                         $16,600,400     $30,860,253
                                                                  ============    ============

Supplemental information:
  Interest paid                                                       $525,448        $175,165
Supplemental disclosure of non-cash financing activities:
  Conversion of convertible debt and interest to equity                             $2,617,593
  Issuance of warrants in connection with the private placement       $393,707              --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

      1.    The Company

      Pharmos Corporation (the "Company") is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of inflammatory, pain and neurological disorders. Although the Company does not currently have any approved products, we have a portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

      In February 2003, the FDA accepted the Company's Investigational New Drug
      (IND) application to begin U.S. patient enrollment into the pivotal Phase III clinical trial of dexanabinol for severe traumatic brain injury. The Company estimates a total of up to 20 U.S. trauma centers will join the more than 60 centers in Europe, Israel and Australia already participating in the study.

      The Company received approval from Israel's Ministry of Health to commence a Phase IIa trial of dexanabinol as a preventive agent against the mild cognitive impairment (MCI) that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations in July 2002. In March 2003, the Company commenced dosing patients. This trial is being conducted at three leading medical centers in Israel. The exploratory, Phase IIa, trial will enroll up to 200 patients undergoing CS-CPB.

      In October 2001, the Company sold its ophthalmic product line that included Lotemax(R) and Alrex(R), two products commercially marketed by Bausch & Lomb, and future extensions of loteprednol etabonate (see Note
      5). As a result of the sale, the Company is exclusively in the drug candidate development stage.

      2.    Liquidity and Business Risks

      The Company incurred operating losses since its inception through the year ended December 31, 2000 and was not profitable in 2002 and the first quarter of 2003. During 2001, the Company recorded net income due to the nonrecurring sale of its ophthalmic product line. At March 31, 2003, the Company has an accumulated deficit of $107.0 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $16.6 million as of March 31, 2003, will be sufficient to support the Company's continuing operations into the first quarter 2004.

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

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      3.    Significant Accounting Policies

      Revenue recognition

      The Company earns license fees from the transfer of drug technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. Up-front license fees are deferred and recognized when all performance obligations are completed. The Company had no product sale revenues for the three-month period ending March 31, 2003 and 2002 due to the sale of its ophthalmic product line in October 2001, and does not expect product sale revenues for the next few years. Further product sales revenue may never materialize if products currently under development fail to be ultimately approved or commercialized.

      Equity based compensation

      The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, " Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma operating results and pro forma per share disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 has been applied to these transactions. Options issued to non-employees are valued using the fair value methodology under SFAS 123.

      The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

                                                    Quarter End March 31,
                                                     2003           2002
                                                     ----           ----
          Net (loss) as reported                 ($4,499,205)   ($4,968,069)

          Add: Stock-based employee
          compensation expense included in
          reported net income                         13,332         12,973
          Deduct: Total stock-based employee
          compensation expense determined
          under fair value based method for
          all awards                                (237,749)      (239,510)
                                                 -----------    -----------
          Pro forma net (loss)                   ($4,723,622)   ($5,194,606)
                                                 ===========    ===========
          Earnings per share:
          Basic and diluted- as reported              ($0.08)        ($0.09)
          Basic  and diluted - pro forma              ($0.08)        ($0.09)

      For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

                                               Quarter Ended March 31,
                                                  2003        2002
                                                  ----        ----
      Risk-interest rate                          2.88%       4.34%
      Expected lives (in years)                    5           5
      Dividend yield                               0%          0%
      Expected volatility                         75%         75%

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      4.    Net Loss Per Common Share

      Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, common stock equivalents have been excluded from the calculation of diluted net loss per common share, as their inclusion would be antidilutive.

      The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2003 and 2002 had been converted.

                                                             2003         2002
                                                          ---------    ---------
      Stock options                                       4,017,830    3,233,505
      Warrants                                            2,787,693    2,334,830
      Shares issuable upon exercise of convertible debt          --    1,373,243
                                                          ---------    ---------
      Total potential dilutive securities assuming the
      Company was in an income position                   6,805,523    6,941,578


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

      Sale of Ophthalmic Product line

      In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that were manufactured and marketed by Bausch & Lomb under the 1995 Marketing Agreement with the Company. Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product candidate currently in Phase III clinical trial. Bausch & Lomb will pay the Company additional fees depending on the date of FDA marketing approval as follows: If the earlier of (a) commercial launch or
      (b) 6 months after FDA approval of LE-T (the "Triggering Event") occurred before January 1, 2002 the Company was initially to receive $15.4 million. That amount has been reducing by $90,000 for each month of 2002 and 2003 to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). If the Triggering Event occurs after December 31, 2003, then the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The patent owner of LE-T is entitled to 11% of the additional fees that the Company receives as a result of the contingent payment. The Triggering Event has not yet occurred, and there is no assurance that FDA approval will be obtained.

      Upon FDA approval, Pharmos will receive an additional fee of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch
      (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payments. The Company's only future obligation to Bausch & Lomb after the sale is to pay up to $3.75 million in research and development cost relating to LE-T, of which $600,000 was withheld from the sales proceeds. The entire

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      $3.75 million was netted against the gain on sale recorded. The Company has a passive role as a member of a joint committee overseeing the development of LE-T. As of March 31, 2003, the Company's share of these research and development-related LE-T expenses to date was approximately $3.1 million.

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

      6.    Common Stock Transactions

      On March 4, 2003, the Company completed a private placement to sell common shares and warrants to eight investors, generating total gross proceeds of $4.3 million under a shelf registration. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share (the fair market value on March 4, 2003) and 1,141,182 warrants at an exercise price of $1.25 per share, which includes 129,412 placement agent warrants. Issuance costs of approximately $150,000 in cash and $45,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital.

      According to EITF 00-19, the issued warrants meet the requirements of and will be accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the value of the warrants, including the placement agent warrants, to be approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants will be marked to market each reporting period until exercised or expiration.

      During 2003, the Company issued 5,200 shares of common stock with gross proceeds of $3,515 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan.

      7.    Private Placement

      In September 2000, the Company completed a private placement of Convertible Debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million. The Convertible Debentures, which generated gross proceeds of $8 million, were due in February 2002 and carried a 6% interest payable semiannually in cash or common stock. In connection with the Convertible Debenture, the institutional investors also received warrants for the purchase of 276,259 common shares with a relative fair value of $725,000. The Convertible Debentures were convertible into common shares of the Company at the conversion price of $3.83 per share (or 2,088,775 common shares) and were convertible beginning October 31, 2000. Under certain limited anti-dilutive conditions, the conversion price could change. Until converted into common stock or the outstanding principal is repaid, the terms of the Convertible Debentures required the Company to deposit $4 million in an escrow account. The escrowed capital is shown as Restricted Cash on the Company's balance sheet and was released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt. The issuance costs related to the Private Placement of approximately $1.4 million were capitalized and amortized over the life of the debt.

      In December 2001, the holders of the Convertible Debentures and the Company agreed to modify the repayment and conversion terms. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 30, 2003 in exchange for a reduction in the conversion price from $3.83 to $2.63 for half of the outstanding balance and $ 2.15 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 is convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28, 2002 to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification was not significant in accordance with EITF 96-19 the change in the fair value between the original convertible debt and the modified convertible debt was be accreted over the remaining term of the convertible debt with a corresponding charge interest expense. During the first quarter of 2002, the Company issued 1,217,485 shares of its common stock upon the conversion of $2.5 million principal of the 2000 Convertible Debenture offering and repaid $2 million of the

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      Convertible Debentures, leaving $3.5 million of outstanding principal due in June 2003.

      Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, required the Company to compute the Beneficial Conversion Feature ("BCF") of the convertible debt from the private placement of September 2000. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF in 2000 was computed at approximately $1.8 million, all of which has been amortized and included as interest expense in the year ending December 31, 2000. Two of the eight investors of the March 2003 private placement were also holders of the remaining $3.5 million September 2000 Convertible Debenture offering, which was ultimately redeemed for approximately $4.0 million, which includes unpaid and accrued interest. The Convertible Debenture holders chose not to convert the existing debt to common equity. Instead, the Convertible Debenture holders opted to be repaid early and participate in a new round of financing. For the two investors, the sale of the common stock and warrants reduced the conversion price of the outstanding debt, which resulted in an additional BCF charge of approximately $2.7 million during the first quarter ending March 31, 2003. The total related BCF charge since inception of the debt of $3.5 million was redeemed this quarter as a result of the debt being repaid. The impact of the reversal of the total BCF charge since inception of the debt resulted in a net credit of $786,000 recorded as interest income during the first quarter ending March 31, 2003. This accounting treatment in accordance with EITF 00-27.

      8.    Segment and Geographic Information

      The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

      Geographic information for the three months ending March 31, 2003 and 2002 are as follows:

                                            2003              2002
                                            ----              ----
          Net loss
            United States               ($3,830,023)      ($4,828,047)
            Israel                         (669,182)         (140,022)
                                        -----------       -----------
                                        ($4,499,205)      ($4,968,069)
                                        ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company has based these forward-looking statements on our current expectations and projections of future events. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainty and other factors that may cause results to differ materially from those contemplated in such forward looking statements. In addition, the following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this report.

Through the end of the third quarter of 2001, the Company generated revenues from product sales but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000, was not profitable in 2002 and the first quarter of 2003, and has incurred a cumulative net loss of $107.0 million through March 31, 2003. In 2001, the Company recorded a profit due to the sale of its ophthalmic product line to Bausch & Lomb. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Results of Operations

Quarters ended March 31, 2003 and 2002

Total operating expenses increased $311,492 or 7%, from $4,752,088 in 2002 to $5,063,580 in 2003. The increase was primarily due to the rising costs of the Phase III clinical trial of dexanabinol for severe traumatic brain injury due to the increasing number of centers and patients involved. The increase in the clinical trial offset the lower expenses to consultant and professional fees. Last year at this time the Company was preparing its Investigational New Drug
(IND) submission to the FDA to commence its study of dexanabinol as a treatment for traumatic brain injury, which submission required significant outside help from consultants and other experts.

The company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major projects are the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in Europe, Australia and Israel, and the mild cognitive impairment that can follow coronary surgery under cardiopulmonary bypass operations. During the first quarter of 2003, the gross cost of the project was $3.3 million. Total costs since the project entered Phase II development in 1996 through March 31, 2003 are $28.1 million. Enrollment in the current Phase III trial is expected to continue until the end of 2003. The principal costs of completing the project include patient enrollment, collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company can expect to begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience setbacks or should a product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during the quarter, the Company commenced a Phase IIa trial of dexanabinol as a preventive agent against the mild cognitive impairment that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations. The exploratory, Phase IIa trial will enroll up to 200 patients undergoing CS-CPB. Expenses directly related to this project were $162,848 in the quarter.

Expenses for other research and development projects in earlier stages of development for the first quarters of 2003 and 2002 were $483,281 and $1,336,135, respectively. Total research and development expenses, net of grants, for the first quarters of 2003 and 2002 were $4,039,065 and $3,683,793, respectively. The Company recorded grant money of $328,637 and $310,226 during the first quarters of 2003 and 2002, respectively, from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade, which reduced the research and development expenses.

Selling, general and administrative expenses decreased by $40,484, or 5%, from $893,383 in 2002 to $852,899 in 2003. Beginning in 2003, the Company deployed increased resources to research and development and as a result, a greater portion of shared costs were allocated to research and development compared to selling, general and administrative expenses for facilities related expenses. As a result, salaries, insurance, and office expenses decreased by $53,013, $10,408, and $17,703, respectively, in the quarter compared to the first quarter 2002.

Depreciation and amortization expenses decreased by $3,296, or 2%, from $174,912 in 2002 to $171,616 in 2003. The decrease is due to some fixed assets becoming fully depreciated.

Other income (expense), net, increased by $780,356 or 361%, from an expense of $215,981 in 2002 to income of $564,375 in 2003. In accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("BCF"), the Company recorded a charge of $1.8 million which was fully amortized at December 31, 2000 in connection with the issuance of convertible debt with a favorable conversion feature. In accordance with EITF 00-27, a net credit of $786,000 was recorded during the current quarter to reverse of the BCF previously recorded which was associated with the remaining balance of the September 2000 Convertible Debenture offering with a face amount of $3.5 million which was not converted. The credit was offset by an additional interest expense in the quarter due to the redemption of the outstanding debt in March 2003. The Convertible Debenture was due to mature in June 2003. During the quarter, the Company recognized royalties of a non-material amount per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company's CEO. The lower average cash balance during the first quarter of 2003 than in 2002 resulted in a decrease in interest income of $109,470.

Liquidity and Capital Resources

While the Company received revenues from 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $107.0 million at March 31, 2003. The Company has financed its operations with private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, the sale of a portion of our New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing in the future, operations will need to be scaled back or discontinued.

The Company had working capital of $10.1 million as of March 31, 2003. Included in the current assets of $17.7 million is $16.6 million of cash and cash equivalents.

In September 2000, the Company completed a private placement of Convertible Debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million. The Convertible Debentures, which generated gross proceeds of $8 million, were due in February 2002 and carried a 6% interest payable semiannually in cash or common stock. In connection with the Convertible Debenture, the institutional investors also received warrants for the purchase of 276,259 common shares with a relative fair value of $725,000. The Convertible Debentures were convertible into common shares of the Company at the conversion price of $3.83 per share (or 2,088,775 common shares) and were convertible beginning October 31, 2000. Under certain limited anti-dilutive conditions, the conversion price could change. Until converted into common stock or the outstanding principal is repaid, the terms of the Convertible Debentures require the Company to deposit $4 million in an escrow account. The escrowed capital is shown as Restricted Cash on the Company's balance sheet and was released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt. The issuance costs related to the private placement of approximately $1.4 million were capitalized and amortized over the life of the debt.

In December 2001, the holders of the Convertible Debentures and the Company agreed to modify the repayment and conversion terms. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 2003 in exchange for a reduction in the conversion price from $3.83 to $2.63 for half of the outstanding balance and $
2.15 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 was convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28, 2002 to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification was not significant in accordance with EITF 96-19 the change in the fair value between the original convertible debt and the modified convertible debt was accreted over the remaining term of the convertible debt with a corresponding charge into interest expense.

In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb acquired future extensions of LE formulations including LE-T, a product currently in Phase III clinical trial. The Company has had no product sales beginning in the fourth quarter of 2001. Upon FDA approval, Bausch & Lomb will pay the Company up to an additional maximum gross proceeds of $12 million, with the actual payment price based on the date of the earlier of commercial launch or the six month anniversary of FDA approval of this new combination therapy. If the earlier of (a) commercial launch or (b) the Triggering Event occurred before January 1, 2002, the Company would have received $15.4 million. This amount is being reduced by $90,000 for each month thereafter to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T and has an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb to Pharmos in October 2001, of the LE-T development cost. As a result of this transaction, the Company recorded a net gain of $16.3 million during the fourth quarter of 2001. As of March 31, 2003, the Company's share of these research and development-related LE-T expenses to date was estimated at approximately $3.1 million. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount was paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

On March 4, 2003, the Company completed a private placement to sell common shares and warrants to eight investors, generating total gross proceeds of $4.3 million under a shelf registration. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share (the fair market value on March 4, 2003) and 1,141,182 warrants at an exercise price of $1.25 per share, which includes 129,412 placement agent warrants. Issuance costs of approximately $150,000 in cash and $45,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital.

According to EITF 00-19, the issued warrants meet the requirements of and will be accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the value of the warrants, including the placement agent warrants, to be approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants will be marked to market each reporting period until exercised or expiration.

As of March 31, 2003, we had the following contractual commitments and long-term obligations:

                    Last nine
                    months of
                       2003         2004       2005      2006   Thereafter    Total
                       ----         ----       ----      ----   ----------    -----
Operating Leases     $408,126     $377,736   $81,375   $57,978   $12,212     $937,427
R&D commitments     1,818,180      721,574                                  2,539,754
                   ------------------------------------------------------------------
     Grand total   $2,220,306   $1,099,310   $81,375   $57,978   $12,212   $3,471,181

The R&D commitments represent scheduled professional fee payments for clinical services relating to the Phase III clinical study of dexanabinol for traumatic brain injury. This clinical service based agreement, if fully executed, currently totals $7.8 million. The contract may be terminated at any time on thirty days' advance notice. As of March 31, 2003, the Company has recognized $6.7 million as an expense.

Management believes that cash and cash equivalents of $16.6 million of March 31, 2003, will be sufficient to support the Company's continuing operations into the first quarter of 2004. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

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

Statements made in this document related to the development, commercialization and market expectations of the Company's drug candidates, to the establishment of corporate collaborations, and to the Company's operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in Pharmos' filings with the Securities and Exchange Commission could affect such results.

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

Item 1     Legal Proceedings                                      NONE

Item 2     Changes in Securities                                  NONE

Item 3     Defaults upon Senior Securities                        NONE

Item 4     Submissions of Matters to Vote of Security Holders     NONE

Item 5     Other Information

In April 2003, the Nasdaq Stock Market, Inc. ("Nasdaq") advised us that we were no longer in compliance with its continued listing requirements (the "Listing Requirements") because the bid price of our shares of common stock closed at a price of less than $1.00 for at least 30 consecutive days. The Nasdaq Staff informed us that if we were unable to achieve compliance with the bid price Listing Requirements by October 2003, they would then determine if we met the initial listing criteria of the Nasdaq SmallCap Market, and if we were able to satisfy such listing criteria, we would then have had another 180 days to satisfy the bid price requirements (subject to an additional 90 day extension in certain circumstances). If compliance were not obtained by that point, the Nasdaq Staff could order us to be delisted from Nasdaq, an order that we could appeal.

The Nasdaq rules also provide that in order to regain compliance, the bid price of a company's listed securities needs to close at $1.00 or more for at least ten consecutive trading days. We satisfied that requirement on May 9, 2003, and subsequently we were informed by the Nasdaq Staff that because we regained compliance with these bid price requirements, they were treating the matter as closed.

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

        Number            Exhibit
        ------            -------
        99.1              Certification by Chief Executive Officer

        99.2              Certification by Chief Financial Officer

        (b)               Reports on Form 8-K

    Current Report filed on March 4, 2003; Item 5 was reported

    Current Report filed on March 7, 2003; Item 5 was reported

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PHARMOS CORPORATION


Dated: May 13, 2003
                                                    by: /s/ Robert W. Cook
                                                        ------------------
                                                    Robert W. Cook
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Accounting and
                                                      Financial Officer)

In connection with the Quarterly Report of Pharmos Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned each hereby certifies, pursuant to 18 U.S.C ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that: (i) the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2003
                                                   /s/  HAIM AVIV
                                                   -----------------------------
                                                   Haim Aviv
                                                   Chief Executive Officer

                                                   /s/  ROBERT W. COOK
                                                   -----------------------------
                                                   Robert W. Cook
                                                   Chief Financial Officer