Form 10-Q
period 2003-06-30
PHARMOS CORP
filed 2003-08-13
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2003

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

As of August 11, 2003 the Registrant had outstanding 71,078,747 shares of its $.03 par value Common Stock.

Part I. Financial Information
Item 1 Financial Statements

Pharmos Corporation
(Unaudited)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         June 30,          December 31,
                                                                           2003                2002
                                                                      =============       =============
Assets
   Cash and cash equivalents                                          $  20,937,107       $  19,579,287
   Other receivables                                                        725,259             698,800
   Restricted cash                                                               --           2,199,999
   Prepaid expenses and other current assets                                340,510             323,991
                                                                      -------------       -------------
        Total current assets                                             22,002,876          22,802,077

   Fixed assets, net                                                      1,484,140           1,792,322
   Restricted cash                                                           60,000              60,000
   Other assets                                                              42,533              32,283
                                                                      -------------       -------------

        Total assets                                                  $  23,589,549       $  24,686,682
                                                                      =============       =============

Liabilities and Shareholders' Equity
   Accounts payable                                                   $   3,605,075       $   3,742,460
   Accrued expenses                                                       2,513,029           3,241,581
   Warrant Liability                                                      1,418,853                  --
   Accrued wages and other compensation                                   1,000,159             999,647
   Convertible debentures, net                                                   --           3,446,658
                                                                      -------------       -------------
        Total current liabilities                                         8,537,116          11,430,346

   Other liability                                                           10,000              10,000
                                                                      -------------       -------------
        Total liabilities                                                 8,547,116          11,440,346
                                                                      -------------       -------------

   Commitments and contingencies

   Shareholders' equity
   Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding
   Common stock, $.03 par value; 110,000,000 shares authorized,
   71,078,747 and 56,560,660 issued and outstanding
   (excluding $426 (14,189 shares in 2003 and 2002), held in              2,132,363           1,696,820
   Treasury) in 2003 and 2002, respectively
   Deferred compensation                                                    (93,324)           (119,988)
   Paid in capital                                                      124,334,772         114,187,558
   Accumulated deficit                                                 (111,331,378)       (102,518,054)
                                                                      -------------       -------------
        Total shareholders' equity                                       15,042,433          13,246,336
                                                                      -------------       -------------

        Total liabilities and shareholders' equity                    $  23,589,549       $  24,686,682
                                                                      =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                               Three Months Ended June 30,
                                                                 2003               2002
                                                             ------------       ------------
Revenues                                                               --                 --

Expenses
    Research and development, net                              $2,317,564         $2,183,508
    Selling, general and administrative                           752,032            938,205
    Depreciation and amortization                                 168,577            171,812
                                                             ------------       ------------

       Total operating expenses                                 3,238,173          3,293,525
                                                             ------------       ------------

Loss from operations                                           (3,238,173)        (3,293,525)

Other income (expense)
    Interest income                                                48,905            144,799
    Other expense, net                                             (6,205)           (13,525)
    Derivative loss                                            (1,115,911)                --
    Interest expense                                               (2,735)          (188,772)
                                                             ------------       ------------
    Other expense, net                                         (1,075,946)           (57,498)
                                                             ------------       ------------

Net loss                                                      ($4,314,119)       ($3,351,023)
                                                             ============       ============

Net loss per share
    - basic and diluted                                             ($.07)             ($.06)
                                                             ============       ============

Weighted average shares outstanding - basic and diluted        64,842,460         56,575,168
                                                             ============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                Six Months Ended June 30,
                                                                 2003               2002
                                                             ------------       ------------
Revenues                                                               --                 --

Expenses
    Research and development, net                              $6,356,629         $5,867,301
    Selling, general and administrative                         1,604,931          1,831,588
    Depreciation and amortization                                 340,193            346,724
                                                             ------------       ------------

       Total operating expenses                                 8,301,753          8,045,613
                                                             ------------       ------------

Loss from operations                                           (8,301,753)        (8,045,613)

Other income (expense)
    Interest income                                               895,416            314,780
    Other expense, net                                            (24,721)            (2,198)
    Derivative loss                                            (1,072,546)                --
    Interest expense                                             (309,720)          (586,061)
                                                             ------------       ------------
    Other expense, net                                           (511,571)          (273,479)
                                                             ------------       ------------

Net loss                                                      ($8,813,324)       ($8,319,092)
                                                             ============       ============

Net loss per share
    - basic and diluted                                             ($.14)             ($.15)
                                                             ============       ============

Weighted average shares outstanding - basic and diluted        61,590,867         56,509,919
                                                             ============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                               Six Months Ended June 30,
                                                                                2003               2002
                                                                            ------------       ------------
Cash flows from operating activities
  Net loss                                                                   ($8,813,324)       ($8,319,092)
   Adjustments to reconcile net loss to net
    cash used in operating activities
       Depreciation and amortization                                             340,193            346,724
       Reversal of beneficial conversion feature                                (786,000)                --
       Change in the value of warrants                                         1,072,546                 --
       Amortization of debt discount and issuance costs                           53,342            259,053
       Amortization of fair value of change in convertible debt                   68,808            213,794
       Amortization of stock options issuances below fair market value            26,664             26,306
       Non-cash compensation charge - consultant compensation                     16,040             59,332
  Changes in operating assets and liabilities
       Other receivables                                                         (26,459)          (791,334)
       Prepaid expenses and other current assets                                 (16,519)           633,982
       Other assets                                                              (10,250)                --
       Accounts payable                                                         (137,385)        (1,748,619)
       Accrued expenses                                                         (728,551)            47,011
       Accrued wages and other compensation                                          512           (175,128)
       Other liability                                                                --             10,000
                                                                            ------------       ------------

  Net cash flows used in operating activities                                 (8,940,383)        (9,437,971)
                                                                            ------------       ------------

Cash flows from investing activities
      Purchases of fixed assets                                                  (32,011)          (368,629)
                                                                            ------------       ------------

  Net cash flows used in investing activities                                    (32,011)          (368,629)
                                                                            ------------       ------------

Cash flows from financing activities
      Proceeds from issuance of common stock, net                             11,630,215             12,870
      Fees related to refinancing convertible debt                                    --           (163,000)
      Repayment of convertible debentures                                   (3,5000,000)         (2,000,000)
      Decrease in restricted cash                                              2,199,999          3,543,299
                                                                            ------------       ------------

Net cash provided by financing activities                                     10,330,214          1,393,169
                                                                            ------------       ------------

Net increase (decrease) in cash and cash equivalents                           1,357,820         (8,413,431)

Cash and cash equivalents at beginning of year                                19,579,287         35,269,114
                                                                            ------------       ------------

Cash and cash equivalents at end of period                                   $20,937,107        $26,855,683
                                                                            ============       ============

Supplemental information:
  Interest paid                                                                 $525,448           $175,165
Supplemental disclosure of non-cash financing activities:
  Conversion of convertible debt and interest to equity                               --         $2,617,592
  Issuance of warrants in connection with the private placement                 $393,707                 --

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

      In February 2003, the FDA accepted the Company's Investigational New Drug
      (IND) application to begin U.S. patient enrollment into the pivotal Phase III clinical trial of dexanabinol for severe traumatic brain injury. To date, fifteen U.S. centers have been initiated.

      The Company received approval from Israel's Ministry of Health to commence a Phase IIa trial of dexanabinol as a preventive agent against the cognitive impairment (CI) that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations in July 2002. In March 2003, the Company commenced dosing patients. Currently, this trial is being conducted at four leading medical centers in Israel. The exploratory, Phase IIa, trial will enroll up to 200 patients undergoing CS-CPB.

      In October 2001, the Company sold its ophthalmic product line that included Lotemax(R) and Alrex(R), two products that were being marketed, and future extensions of loteprednol etabonate (see Note 5). As a result of the sale, the Company is exclusively in the drug candidate development stage.

      2. Liquidity and Business Risks

      The Company incurred operating losses since its inception through the year ended December 31, 2000 and was not profitable in 2002 and the first two quarters of 2003. During 2001, the Company recorded net income due to the nonrecurring sale of its ophthalmic product line. At June 30, 2003, the Company has an accumulated deficit of $111.3 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $20.9 million as of June 30, 2003, will be sufficient to support the Company's continuing operations into the third quarter 2004.

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

      3. Significant Accounting Policies

      Reclassifications

      Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparitive purposes.

      Revenue recognition

      The Company earns license fees from the transfer of drug technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. The Company had no product sale revenues for the three and six month periods ending June 30, 2003

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      and 2002 due to the sale of its ophthalmic product line in October 2001 and does not expect product sale revenues for the next few years. Further product sales revenue may never materialize if products currently under development fail to be ultimately approved or commercialized.

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

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net loss of an entity's accounting policy decisions with respect to stock-based employee compensation. Further, SFAS 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

      The following table illustrates the effect on loss from continuing operations and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

                                                         Three months ended                   Six months ended
                                                              June 30,                            June 30,
                                                       2003              2002              2003              2002
                                                   -----------       -----------       -----------       -----------
            Net (loss) as reported                 ($4,314,119)      ($3,351,023)      ($8,813,324)      ($8,319,092)
            Add: Stock-based employee
            compensation expense included in            13,332            13,333            26,664            26,306
            reported net income
            Deduct: Total stock-based
            employee compensation expense
            determined under fair value based
            method for all awards                     (260,027)         (286,829)         (498,402)         (526,984)
                                                   -----------       -----------       -----------       -----------
            Pro forma net (loss)                   ($4,560,814)      ($3,624,519)      ($9,285,062)      ($8,819,770)
                                                   ===========       ===========       ===========       ===========
            Earnings per share:
            Basic and diluted - as reported              ($.07)            ($.06)            ($.14)            ($.15)
            Basic and diluted - pro forma                ($.07)            ($.06)            ($.15)            ($.16)

      For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

      ----------------------------------------------------------------------------------------
                                      Three months ended, June 30    Six months ended, June 30
      ----------------------------------------------------------------------------------------
                                          2003           2002           2003           2002
                                          ----           ----           ----           ----
      ----------------------------------------------------------------------------------------
      Risk-interest rate                  3.15%          4.39%       2.88-3.15%     4.34-4.39%
      ----------------------------------------------------------------------------------------
      Expected lives (in years)             5              5              5              5
      ----------------------------------------------------------------------------------------
      Dividend yield                        0%             0%             0%             0%
      ----------------------------------------------------------------------------------------
      Expected volatility                  75%            75%            75%            75%
      ----------------------------------------------------------------------------------------

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires an investor to consolidate a variable interest entity if it is determined that the investor is a

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      primary beneficiary of that entity, subject to the criteria set forth in FIN 46. Assets, liabilities, and non-controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect this standard to have a material impact on its consolidated financial statements.

      In May 2003, the Financial Accounting Standards Board issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. FAS 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or
      (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, FAS 150 is effective immediately. For all other instruments of public companies, FAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to FAS 150 by reporting the cumulative effect of a change in an accounting principle. FAS 150 prohibits entities from restating financial statements for earlier years presented. The Company does not expect the adoption of FAS 150 to have a material impact on its consolidated financial statements.

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

      The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2003 and 2002 had been converted.

                                                             2003         2002
                                                          ---------    ---------
      Stock options                                       3,976,830    3,289,030
      Warrants                                            6,004,530    2,297,277
      Shares issuable upon exercise of convertible debt          --    1,373,243
                                                          ---------    ---------
      Total potential dilutive securities assuming the
      Company was in an income position                   9,981,360    6,959,550
                                                          =========    =========

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

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

      Sale of Ophthalmic Product line

      In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that were manufactured and marketed by Bausch & Lomb under the 1995 Marketing Agreement with the Company. Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product candidate that has completed a Phase III clinical trial. Bausch & Lomb will pay the Company additional fees depending on the date of FDA marketing approval as follows: If the earlier of (a) commercial launch or
      (b) 6 months after FDA approval of LE-T (the "Triggering Event") occurred before January 1, 2002 the Company was initially to receive $15.4 million. That amount has been reducing by $90,000 for each month of 2002 and 2003 to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). If the Triggering Event occurs after December 31, 2003, then the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The patent owner of LE-T is entitled to 11% of the additional fees that the Company receives as a result of the contingent payment. The Triggering Event has not yet occurred, and there is no assurance that FDA approval will be obtained.

      Upon FDA approval, Pharmos will receive an additional fee of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch
      (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payments. The Company's only future obligation to Bausch & Lomb after the sale is to pay up to $3.75 million in research and development cost relating to LE-T, of which $600,000 was withheld from the sales proceeds. The entire $3.75 million was netted against the gain on sale recorded. The Company has a passive role as a member of a joint committee overseeing the development of LE-T. As of June 30, 2003, Pharmos owes an additional $3.1 million as its share of these research and development related LE-T expenses. This is included as part of accounts payable at June 30, 2003.

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

      6. Common Stock Transactions

      On May 30, 2003, the Company completed a private placement to sell common shares and warrants to ten investors, generating total gross proceeds of $8.0 million. The Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock by the investors. The private placement offering was completed by issuing 9,411,765 shares of common stock at a price of $0.85 per share (representing an approximate 20% discount to a ten-day trailing average of the closing price of the stock ending May 28, 2003) and 3,573,529 warrants at an exercise price of $1.40 per share, which includes 441,177 placement agent warrants. Issuance costs of approximately $525,000 in cash and $240,000 for the value of the placement agent warrants were recorded as a debit

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      to additional paid in capital. The Company calculated the value of the warrants, including the placement agent warrants, being approximately $1,773,000 under the Black-Scholes option pricing method (assumption: volatility 75%, risk free rate 3.15% and zero dividend yield.)

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

      According to EITF 00-19, the issued warrants meet the requirements of and will be accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period until exercised or expiration and has a value of $1,418,853 at June 30, 2003.

      During 2003, the Company issued 12,200 shares of common stock with gross proceeds of $10,315 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan.

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

      In December 2001, the holders of the Convertible Debentures and the Company agreed to modify the repayment and conversion terms. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 30, 2003 in exchange for a reduction in the conversion price from $3.83 to $2.63 for half of the outstanding balance and $ 2.15 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 is convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28, 2002 to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification was not significant in accordance with EITF 96-19 the change in the fair value between the original convertible debt and the modified convertible debt was be accreted over the remaining term of the convertible debt with a corresponding charge interest expense. During the first quarter of 2002, the Company issued 1,217,485 shares of its common stock upon the conversion of $2.5 million principal of the 2000 Convertible Debenture offering and repaid $2 million of the Convertible Debentures. During the first quarter of 2003, the remaining balance of the $3.5 million was redeemed for approximately $4.0 million, which included accured interest.

      Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, required the Company to compute the Beneficial Conversion Feature ("BCF") of the convertible debt from the private placement of September 2000. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      the debt into common shares. The BCF in 2000 was computed at approximately $1.8 million, all of which has been amortized and included as interest expense in the year ending December 31, 2000. Two of the eight investors of the March 2003 private placement were also holders of the remaining $3.5 million September 2000 Convertible Debenture offering, which was ultimately redeemed for approximately $4.0 million, which includes accrued interest. The Convertible Debenture holders chose not to convert the existing debt to common equity. Instead, the Convertible Debenture holders opted to be repaid early and participate in a new round of financing. For the two investors, the sale of the common stock and warrants reduced the conversion price of the outstanding debt, which resulted in an additional BCF charge of approximately $2.7 million during the first quarter ending March 31, 2003. The total related BCF charge since inception of the debt of $3.5 million was redeemed this quarter as a result of the debt being repaid. The impact of the reversal of the total BCF charge since inception of the debt resulted in a net credit of $786,000 recorded as interest income during the first quarter ending March 31, 2003. This accounting treatment is in accordance with EITF 00-27.

      8. Segment and Geographic Information

      The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

      Geographic information for the three and six months ending June 30, 2003 and 2002 are as follows:

                               Three months ended June 30,          Six months ended June 30,
                              -----------------------------       -----------------------------
                                 2003               2002             2003               2002
                              -----------       -----------       -----------       -----------
         Net loss
           United States      ($4,179,834)      ($3,188,944)      ($8,530,608)      ($8,016,991)
           Israel                (134,285)         (162,079)         (282,716)         (302,101)
                              -----------       -----------       -----------       -----------
                              ($4,314,119)      ($3,351,023)      ($8,813,324)      ($8,319,092)
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

Through the end of the third quarter of 2001, the Company generated revenues from product sales but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000, was not profitable in 2002 and the first two quarters of 2003, and has incurred a cumulative net loss of $111.3 million through June 30, 2003. In 2001, the Company recorded a profit due the sale of the ophthalmic product line to Bausch & Lomb. Losses have resulted principally from costs incurred in research and development activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Results of Operations

Quarters ended June 30, 2003 and 2002

Total operating expenses decreased $55,352 or 2%, to $3,238,173 in 2003 from $3,293,525 in 2002. Last year at this time the Company was preparing its Investigational New Drug (IND) submission to the FDA to commence its study of dexanabinol as a treatment for traumatic brain injury, which submission required significant outside help from consultants and other experts. The Company's operating expenses also decreased due to the implementation of the company wide cost cutting program. The decrease offset the rising costs of the Phase III clinical trial of dexanabinol for severe traumatic brain injury due to the increasing number of centers and patients involved.

The company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major projects are the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in the U.S., Europe, Australia and Israel, and the cognitive impairment that can follow coronary surgery under cardiopulmonary bypass operations. During the second quarter of 2003, the gross cost of the traumatic brain injury project was $2.4 million. Total costs since the traumatic brain injury project entered Phase II development in 1996 through June 30, 2003 are $30.5 million. Enrollment in the current Phase III trial is expected to continue until January 2004. Fifteen U.S. trauma centers have joined the more than 60 centers in Europe, Israel and Australia already participating in the study. The principal costs of completing the project include patient enrollment, collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained, as well as the resources required to generate sales in such countries. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company may begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience setbacks or should a product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during the quarter, the Company commenced a Phase IIa trial of dexanabinol as a preventive agent against the cognitive impairment that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations. The exploratory, Phase IIa trial will enroll up to 200 patients undergoing CS-CPB. Expenses directly related to this project were $167,174 in the quarter.

Expenses for other research & development projects in earlier stages of development for the second quarters of 2003 and 2002 were $382,522 and $482,890, respectively. Total net research and development expenses for the second quarters of 2003 and 2002 were $2,317,564 and $2,183,510, respectively. The company received from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade grant money of $1,076,214 and $878,616 during the second quarters of 2003 and 2002, respectively, which reduced the gross research and development expenses.

Selling, general and administrative expenses decreased by $186,173 or 20%, from $938,205 in 2002 to $752,032 in 2003. Beginning in 2003, the Company increased its resources to research and development and therefore, a greater portion of shared costs were allocated to research and development compared to selling, general and administrative expenses for facilities related expenses. As a result, salaries, insurance, and office expenses decreased by $17,421, $10,342, and $5,617, respectively, in the second quarter compared to the same period in 2002. As part of the cost cutting measures enacted by the Company during the first quarter of 2003, consultants and investor relations decreased by $42,642, and $32,672, respectively in the second quarter compared to the same period in 2002. Professional fees decreased by $85,659 in the second quarter of 2003 due to a reduced need for legal and accounting services.

Depreciation and amortization expenses decreased by $3,235, or 2%, from $171,812 in 2002 to $168,577 in 2003. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net, increased by $1,018,448 or 1771%, from $57,498 in 2002 to $1,075,946 in 2003. The warrants issued in the March 2003 private placement offering are subject to the requirements under EITF 00-19 and are currently being accounted for as a liability. The value of the warrants are being marked to market each reporting period until exercised or expiration. The charge associated with these warrants amounted to approximately $1.1 million during the quarter. Interest expense decreased by $186,037 in the second quarter of 2003 due to the early redemption of the September 2000 Convertible Debentures. During the quarter, the Company recognized royalties of a non-material amount per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company's CEO. The lower average cash balance during the second quarter of 2003 than in 2002 resulted in a decrease in interest income of $95,894.

Six Months ended June 30, 2003 and 2002

Total operating expenses increased $256,140 or 3%, from $8,045,613 in 2002 to $8,301,753 in 2003. The increase was primarily due to the rising costs of the Phase III clinical trial of dexanabinol for severe traumatic brain injury due to the increasing number of centers and patients involved. The increase in the clinical trial expenses offset the lower expenses to consultant and professional fees. Last year at this time the Company was preparing its IND submission to the FDA to commence its study of dexanabinol as a treatment for traumatic brain injury in the U.S., which submission required significant outside help from consultants and other experts.

The company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major projects are the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in the U.S., Europe,

Australia and Israel, and the cognitive impairment that can follow coronary surgery under cardiopulmonary bypass operations. During the six months of 2003, the gross cost of the traumatic brain injury project was $5.7 million. Total costs since the traumatic brain injury project entered Phase II development in 1996 through June 30, 2003 are $30.5 million. Enrollment in the current Phase III trial is expected to continue until January of 2004. The principal costs of completing the project include patient enrollment, collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained, as well as the resources required to generate sales in such countries. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company may begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience setbacks or should a product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, the Company commenced a Phase IIa trial of dexanabinol as a preventive agent against the cognitive impairment that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations. The exploratory, Phase IIa trial will enroll up to 200 patients undergoing CS-CPB. Expenses directly related to this project were $330,022 during the first six months of 2003.

Expenses for other research & development projects in earlier stages of development for the first six months of 2003 and 2002 were $865,803 and $988,869, respectively. Total net research and development expenses for the first six months of 2003 and 2002 were $6,356,629 and $5,867,304, respectively. The company received from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade grant money of $1,404,852 and $1,188,842 during the first six months of 2003 and 2002, respectively, which reduced the gross research and development expenses.

Selling, general and administrative expenses decreased by $226,657 or 12%, from $1,831,588 in 2002 to $1,604,931 in 2003. Beginning in 2003, the Company
increased its resources to research and development and therefore , a greater portion of shared costs were allocated to research and development compared to selling, general and administrative expenses for facilities related expenses. As a result, salaries, insurance, and office expenses decreased by $70,434, $20,750, and $23,320, respectively, in the first six months compared to the same period in 2002. As part of the cost cutting measures enacted by the Company during the first quarter of 2003, consultants and investor relations decreased by $38,248, and $44,978, respectively compared to the same period in 2002. Professional fees declined by $79,770 due to a reduced need for legal and accounting services.

Depreciation and amortization expenses decreased by $6,531, or 2%, from $346,724 in 2002 to $340,193 in 2003. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net, increased by $238,092 or 87%, from $273,479 in 2002 to $511,571 in 2003. The warrants issued in the March 2003 private placement offering are subject to the requirements under EITF 00-19 and thus are currently being accounted for as a liability. The value of the warrants are being marked to market each reporting period until exercised or expiration. The charge associated with these warrants amounted to approximately $1.1 million. In accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("BCF"), the Company recorded a charge of $1.8 million which was fully amortized at December 31, 2000 in connection with the issuance of convertible debt with a favorable conversion feature. In accordance with EITF 00-27, a net credit of $786,000 was recorded as interest income during the first quarter to reverse of the BCF previously recorded which was associated with the remaining balance of the September 2000 Convertible Debenture offering with a face amount of $3.5 million which was not converted. During the first six months of 2003, the Company recognized royalties of a non-material amount per the licensing agreement with Herbamed,

Ltd, a company controlled by Dr. Haim Aviv, the Company's CEO. The lower average cash balance during the first half of 2003 than in 2002 resulted in a decrease in interest income of $205,364. Interest expense decreased by $276,341 due to the early redemption of the September 2000 Convertible Debentures.

Liquidity and Capital Resources

While the Company received revenues from 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $111.3 million at June 30, 2003. The Company has financed its operations with private offerings of its securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, the sale of a portion of our New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing in the future, operations will need to be scaled back or discontinued.

The Company had working capital of $13.5 million as of June 30, 2003. Included in the current assets of $22.0 million is $20.9 million related to cash and cash equivalents.

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

In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb acquired future extensions of loteprednol etabonate formulations including LE-T, a product currently in Phase III clinical trial. The Company has had no product sales beginning in the fourth quarter of 2001. Upon FDA approval, Bausch & Lomb will pay the Company up to an additional maximum gross proceeds of $12 million, with the actual payment price based on the date of the earlier of commercial launch or the six month anniversary of FDA approval of this new combination therapy. If the earlier of (a) commercial launch or (b) the

Triggering Event occurred before January 1, 2002, the Company would have received $15.4 million. This amount is being reduced by $90,000 for each month thereafter to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). If the Triggering Event occurs after December 31, 2003, then the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T and has an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb to Pharmos in October 2001, of the LE-T development cost. As a result of this transaction, the Company recorded a net gain of $16.3 million during the fourth quarter of 2001. As of June 30, 2003, Pharmos owes an additional $3.1 million as its share of these research and development related LE-T expenses. This is included as part of accounts payable at June 30, 2003. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount was paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

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

According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the value of the warrants, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period until exercised or expiration and has a value of $1,418,853 at June 30, 2003.

On May 30, 2003, the Company completed a private placement to sell common shares and warrants to ten investors, generating total gross proceeds of $8.0 million. The Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock issued. The private placement offering was completed by issuing 9,411,765 shares of common stock at a price of $0.85 per share (representing an approximate 20% discount to a ten-day trailing average of the closing price of the stock ending May 28, 2003) and 3,573,529 warrants at an exercise price of $1.40 per share, which includes 441,177 placement agent warrants. Issuance costs of approximately $525,000 in cash and $240,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital.

As of June 30, 2003, we had the following commitments and long-term obligations:

                       Last six
                       months of
                         2003            2004          2005         2006      Thereafter       Total
                      ----------      ----------      -------      -------    ----------     ----------
Operating Leases      $  272,084      $  377,736      $81,375      $57,978      $12,212      $  801,385
R&D commitments        1,489,676         866,202                                              2,355,878
                      ----------      ----------      -------      -------      -------      ----------
     Grand total      $1,761,760      $1,243,938      $81,375      $57,978      $12,212      $3,157,263

The R&D commitments represent scheduled professional fee payments for clinical services relating to the Phase III clinical study of dexanabinol for traumatic brain injury. One of the clinical service based agreements, if fully executed, currently totals $8.8 million. The contract may be terminated at any time on thirty days' advance notice. As of June 30, 2003, the Company has recognized $7.4 million as an expense.

Management believes that cash and cash equivalents of $20.9 million as of June 30, 2003, will be sufficient to support the Company's continuing operations into the third quarter of 2004. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the relatively short-term nature of these investments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

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

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of Pharmos' Chief Executive Officer and Chief Financial Officer and several other members of Pharmos' senior management within the 90-day period preceding the filing date of this quarterly report. Pharmos' Chief Executive Officer and Chief Financial Officer concluded that Pharmos' disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: There were no significant changes in Pharmos' internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                     Part II

                                Other Information

Item 1 Legal Proceedings                                                NONE

Item 2 Changes in Securities

      On May 30, 2003, the Company completed a private placement under Rule 506 of Regulation D of common shares and warrants to ten "accredited" investors, generating total gross proceeds of $8.0 million. This private placement offering resulted in the issuance of 9,411,765 shares of common stock at a price of $0.85 per share (representing an approximately 20% discount to a ten-day trailing average of the closing price of the stock ended May 28, 2003) and 3,264,706 warrants at an exercise price of $1.40 per share (including warrants issued to two placement agents assisting in the transaction). On June 20, 2003, the Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock by the investors in this May 2003 private placement (and of the shares of common stock issuable upon exercise of the warrants), which registration statement was declared effective by the SEC on July 3, 2003.

      Proceeds from the offering were used to fund the Company's advanced Phase III development of dexanabinol for traumatic brain injury (TBI), Phase II trial for prevention of post-surgical cognitive impairment and other research and development activities.

      Rodman & Renshaw, Inc. acted as lead placement agent for the offering and C.E. Unterberg Towbin assisted in the offering.

Item 3 Defaults upon Senior Securities                                  NONE

Item 4 Submissions of Matters to Vote of Security Holders

      At the Corporation's Annual Meeting of Stockholders held on July 30, 2003, the stockholders of the Corporation elected the following persons as directors of the Corporation. In October 2002, the Company's Board of Directors amended the Company's by-laws to provide for a classified Board of Directors. The amended by-laws now provide for three classes of directors, with the initial term of the Class I directors to expire at the 2004 annual meeting, the initial term of the Class II directors to expire at the 2005 annual meeting, and the initial term of the Class III directors to expire at the 2006 annual meeting. Following the expiration of the initial term for each class, all subsequent terms will be for three-year periods.

      The following persons have been elected to serve as directors in the following classes:

      Name                                               Class     Term Expiring

      Haim Aviv                                          III       2006
      Elkan R. Gamzu                                     III       2006
      David Schlachet                                     II       2005
      Mony Ben Dor                                        II       2005
      Georges Anthony Marcel                               I       2004
      Lawrence F. Marshall                                 I       2004

      The results of the voting were as follows:

                                                VOTES FOR      VOTES WITHHELD
                                               ----------      --------------
      Haim Aviv                                47,266,679          388,434
      Elkan R. Gamzu                           47,398,152          256,961
      Mony Ben Dor                             47,395,622          259,491
      David Schlachet                          47,364,477          290,636
      Georges Anthony Marcel                   47,373,097          282,016
      Lawrence F. Marshall                     47,380,117          274,996

      Further, the stockholders ratified the Board's selection of PricewaterhouseCoopers LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2002, with 47,483,169 votes for ratification, 116,893 votes against ratification, and 55,050 abstentions.

Item 5 Other Information                                                NONE

Item 6 Exhibits and Reports on Form 8-K

            Number              Exhibit
            ------              -------
            31.1                Certification by Chief Executive Officer

            31.2                Certification by Chief Financial Officer

            (b)                 Reports on Form 8-K

      Current Report filed on June 3, 2003; Item 5 was reported

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHARMOS CORPORATION

Dated: August 13, 2003


                                        by: /s/ Robert W. Cook
                                            ------------------------
                                        Robert W. Cook
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting and
                                          Financial Officer)