Form 10-Q
period 2003-09-30
PHARMOS CORP
filed 2003-11-13
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X.



As of November 12, 2003 the Registrant had outstanding 73,963,541 shares of its $.03 par value Common Stock.

PART I.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS


PHARMOS CORPORATION
(UNAUDITED)
CONSOLIDATED BALANCE SHEETS
========================================================================================

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2003             2002
                                                         =============    =============
ASSETS
   Cash and cash equivalents                             $  16,447,392    $  19,579,287
   Other receivables                                           505,099          698,800
   Restricted cash                                           9,692,308        2,199,999
   Debt issuance costs                                       1,219,623                -
   Prepaid expenses and other current assets                   327,943          323,991
                                                         -------------    -------------
        TOTAL CURRENT ASSETS                                28,192,365       22,802,077

   Fixed assets, net                                         1,343,534        1,792,322
   Restricted cash                                          11,367,692           60,000
   Debt issuance costs                                         142,925                -
   Other assets                                                 42,533           32,283
                                                         -------------    -------------

        TOTAL ASSETS                                     $  41,089,049    $  24,686,682
                                                         =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                                      $   2,414,594    $   3,742,460
   Accrued expenses                                          3,409,158        3,241,581
   Warrant Liability                                         1,576,590                -
   Accrued wages and other compensation                      1,004,228          999,647
   Convertible debentures, net                              14,985,775        3,446,658
                                                         -------------    -------------
        TOTAL CURRENT LIABILITIES                           23,390,345       11,430,346

   Other liability                                              10,000           10,000
   Convertible debentures, net                               2,543,383                -
                                                         -------------    -------------
        TOTAL LIABILITIES                                   25,943,728       11,440,346
                                                         -------------    -------------

   Commitments and contingencies

   SHAREHOLDERS' EQUITY
   Preferred stock, $.03 par value,
   1,250,000 shares authorized,
   none issued and outstanding
   Common stock, $.03 par value;
   110,000,000 shares  authorized,
   71,372,231 and 56,574,849 issued and outstanding
    in 2003 and 2002, respectively                           2,141,168        1,697,246
   Deferred compensation                                       (79,992)        (119,988)
   Paid in capital                                         128,604,965      114,187,558
   Accumulated deficit                                    (115,520,394)    (102,518,054)
   Treasury stock, 14,189 shares held in 2003 and 2002            (426)            (426)
                                                         -------------    -------------
        TOTAL SHAREHOLDERS' EQUITY                          15,145,321       13,246,336
                                                         -------------    -------------


        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  41,089,049    $  24,686,682
                                                         =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.


PHARMOS CORPORATION
(UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                               2003           2002
                                                          ------------    ------------
REVENUES                                                             -               -

EXPENSES
    Research and development, net                           $2,598,758      $4,148,848
    Selling, general and administrative                        931,066       1,076,057
    Depreciation and amortization                              165,293         170,063
                                                          ------------    ------------

       TOTAL OPERATING EXPENSES                              3,695,117       5,394,968
                                                          ------------    ------------

LOSS FROM OPERATIONS                                        (3,695,117)     (5,394,968)

OTHER INCOME (EXPENSE)
    Interest income                                             52,629         127,496
    Other (expense) income, net                                (19,625)          5,346
    Derivative loss                                           (457,090)              -
    Interest expense                                           (69,813)       (186,438)
                                                          ------------    ------------
    OTHER EXPENSE, NET                                        (493,899)        (53,596)
                                                          ------------    ------------

NET LOSS                                                   ($4,189,016)    ($5,448,564)
                                                          ============    ============

NET LOSS PER SHARE
    - BASIC AND DILUTED                                          ($.06)          ($.10)
                                                          ============    ============


Weighted average shares outstanding - basic and diluted     71,083,346      56,583,958
                                                          ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.


PHARMOS CORPORATION
(UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                              2003            2002
                                                          ------------    ------------
REVENUES                                                             -               -

EXPENSES
    Research and development, net                           $8,955,387     $10,016,149
    Selling, general and administrative                      2,535,997       2,907,645
    Depreciation and amortization                              505,486         516,787
                                                          ------------    ------------

       TOTAL OPERATING EXPENSES                             11,996,870      13,440,581
                                                          ------------    ------------

LOSS FROM OPERATIONS                                       (11,996,870)    (13,440,581)

OTHER INCOME (EXPENSE)
    Interest income                                            948,045         442,276
    Other (expense) income, net                                (44,346)          3,148
    Derivative loss                                         (1,529,636)              -
    Interest expense                                          (379,533)       (772,499)
                                                          ------------    ------------
    OTHER EXPENSE, NET                                      (1,005,470)       (327,075)
                                                          ------------    ------------

NET LOSS                                                  ($13,002,340)   ($13,767,656)
                                                          ============    ============

NET LOSS PER SHARE
    - BASIC AND DILUTED                                          ($.20)          ($.24)
                                                          ============    ============


Weighted average shares outstanding - basic and diluted     64,789,797      56,534,870
                                                          ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.


PHARMOS CORPORATION
(UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------
                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2003            2002
                                                                         ------------    ------------
Cash flows from operating activities
  Net loss                                                               ($13,002,340)   ($13,767,656)
   Adjustments to reconcile net loss to net
    cash used in operating activities
       Depreciation and amortization                                          505,486         516,787
       Reversal of beneficial conversion feature                             (786,000)              -
       Change in the value of warrants                                      1,529,636               -
       Amortization of debt discount and issuance costs                       111,929         285,721
       Amortization of fair value of change in convertible debt                68,808         317,006
       Amortization of stock options issuances below fair market value         39,996          39,649
       Non-cash compensation charge - consultant compensation                  32,472          63,537
  Changes in operating assets and liabilities
       Other receivables                                                      193,701         (45,685)
       Prepaid expenses and other current assets                               (3,952)        600,809
       Other assets                                                           (10,250)        (10,250)
       Accounts payable                                                    (1,327,866)       (657,826)
       Accrued expenses                                                       167,577         390,439
       Accrued wages and other compensation                                     4,581        (208,746)
       Other liability                                                              -          10,000
                                                                         ------------    ------------

  Net cash flows used in operating activities                             (12,476,222)    (12,466,215)
                                                                         ------------    ------------

Cash flows from investing activities
      Purchases of fixed assets                                               (56,698)       (502,537)
      (Increase) decrease in restricted cash                              (18,800,001)      3,543,299
                                                                         ------------    ------------

  Net cash flows used in investing activities                             (18,856,699)      3,040,762
                                                                         ------------    ------------

Cash flows from financing activities
      Proceeds from issuance of common stock and exercise of
      warrants, net                                                        12,080,090          18,104
      Fees related to refinancing convertible debt                                  -        (163,000)
      Proceeds from issuance of convertible debentures
      and warrants, net                                                    19,620,936               -
      Repayment of convertible debentures, net                             (3,500,000)     (2,000,000)
                                                                         ------------    ------------

Net cash provided by financing activities                                  28,201,026       1,398,403
                                                                         ------------    ------------

Net decrease in cash and cash equivalents                                  (3,131,895)    (11,570,349)

Cash and cash equivalents at beginning of year                             19,579,287      35,269,114
                                                                         ------------    ------------

Cash and cash equivalents at end of period                                $16,447,392     $23,698,765
                                                                         ============    ============

Supplemental information:
  Interest paid                                                              $525,448        $175,165
Supplemental disclosure of non-cash financing activities:
  Conversion of convertible debt and interest to equity                             -      $2,617,593
  Issuance of warrants in connection with the private placement              $393,707               -


        The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. INTERIM FINANCIAL STATEMENTS
     The interim Financial Statements of Pharmos Corporation (the "Company" or "Pharmos") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financials statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2002 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2002 to conform with the current period's presentation.


     2. THE COMPANY

     Pharmos Corporation (the "Company" or "Pharmos") is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of inflammatory, pain and neurological disorders. Although Pharmos does not currently have any approved products, the Company has a portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

     3. LIQUIDITY AND BUSINESS RISKS

     The Company incurred operating losses since its inception through the year ended December 31, 2000 and was not profitable in 2002 and the first three quarters of 2003. During 2001, the Company recorded net income due to the nonrecurring sale of its ophthalmic product line. At September 30, 2003, the Company has an accumulated deficit of $115.5 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that cash and cash equivalents of $16.4 million and restricted cash of $5.0 million (released from restricted cash in October 2003) as of September 30, 2003, will be sufficient to support the Company's continuing operations into the fourth quarter 2004.

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


     4. SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     The Company earns license fees from the transfer of drug technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. The Company had no product sale revenues for the three and nine month periods ending September 30, 2003 and 2002 due to the sale of its ophthalmic product line in October 2001 and does not expect product sale revenues for the next few years. Further product sales revenue may never materialize if products currently under development fail to be ultimately approved or commercialized.

     EQUITY BASED COMPENSATION

     The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock equals or exceeds the option exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, " Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma operating results and pro forma per share disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 has been applied to these transactions. Options issued to non-employees are valued using the fair value methodology under SFAS 123.

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

     The following table illustrates the effect on loss from continuing operations and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

                                                   Three months ended                Nine months ended
                                                      September 30,                    September 30,
                                                  2003            2002             2003              2002
                                                  ----            ----             ----              ----
         Net (loss) as reported               ($4,189,016)     ($5,448,564)      ($13,002,340)   ($13,767,656)
         Add: Stock-based employee
         compensation expense included in            13,332          13,343             39,996          39,649
         reported net income
         Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards                               (260,027)       (293,060)          (758,429)       (823,044)
                                               ------------    ------------      -------------   -------------
         Pro forma net (loss)                  ($4,435,711)    ($5,728,281)      ($13,720,773)   ($14,551,051)
                                               ============    ============      =============   =============
         Earnings per share:
         Basic and diluted - as reported             ($.06)          ($.10)             ($.20)          ($.24)
         Basic and diluted - pro forma               ($.06)          ($.10)             ($.21)          ($.26)


     For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

                                            Three months ended                          Nine months ended
                                               September 30                               September 30
                                        2003                 2002                2003                  2002
                                        ----                 ----                ----                  ----
    Risk-interest rate                 3.15 %               4.39 %           2.88 - 3.15%          4.34 - 4.39%
    Expected lives (in years)            5                    5                   5                     5
    Dividend yield                       0 %                 0 %                 0 %                    0 %
    Expected volatility                 75 %                 75 %                75 %                  75 %


PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In May 2003, the Financial Accounting Standards Board issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments of public companies, SFAS 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements for the third quarter of 2003. The Financial Accounting Standards Board is expected to defer the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This standard did not have a material impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires an investor to consolidate a variable interest entity if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46. Assets, liabilities, and non-controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (`FIN 45"), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty, which guarantees that the Company's products will substantially conform to the Company's current specifications for ninety days from the delivery date as well as indemnification for customers from third party claims. This standard did not have a material impact on the Company's consolidated financial statements.

     5. NET LOSS PER COMMON SHARE

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

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2003 and 2002 had been converted.

                                                             2003         2002
                                                         ----------   ----------
     Stock options                                        3,960,955    3,104,030
     Warrants                                            11,254,529    2,297,277
     Shares issuable upon exercise of convertible debt    5,198,023    1,373,243
                                                         ----------   ----------
     Total potential dilutive securities assuming the
     Company was in an income position                   20,413,507    6,774,550
                                                         ==========   ==========


     6. COLLABORATIVE AGREEMENTS

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

     Upon FDA approval, Pharmos will receive an additional fee of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above.
     Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payments. The Company's only future obligation to Bausch & Lomb after the sale is to pay up to $3.75 million in research and development cost relating to LE-T, of which $600,000 was withheld from the sales proceeds. The entire $3.75 million was netted against the gain on sale recorded. The Company has a passive role as a member of a joint committee overseeing the development of LE-T. In July 2003, the Company paid Bausch & Lomb $1.5 million of its liability for LE-T development. As of September 30, 2003, Pharmos owes an additional $1.6 million as its share of these research and development related LE-T expenses. This amount is included as part of accounts payable at September 30, 2003.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     7. COMMON STOCK TRANSACTIONS

     On May 30, 2003, the Company completed a private placement to sell common shares and warrants to ten investors, generating total gross proceeds of $8.0 million. The Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock by the investors. The private placement offering was completed by issuing 9,411,765 shares of common stock at a price of $0.85 per share (representing an approximate 20% discount to a ten-day trailing average of the closing price of the stock ending May 28, 2003) and 3,573,529 warrants at an exercise price of $1.40 per share, which includes 441,177 placement agent warrants. Issuance costs of approximately $525,000 in cash and $240,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. The Company calculated the value of the warrants, including the placement agent warrants, being approximately $1,773,000 under the Black-Scholes option pricing method (assumption: volatility 75%, risk free rate 3.15% and zero dividend yield). As of September 30, 2003, one of the twelve (ten investors and two placement agent) warrant holders have exercised their warrants totaling approximately $124,000.


     On March 4, 2003, the Company completed a private placement to sell common shares and warrants to eight investors, generating total gross proceeds of $4.3 million under a shelf registration. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share (the fair market value on March 4, 2003) and 1,141,182 warrants at an exercise price of $1.25 per share, which includes 129,412 placement agent warrants. Issuance costs of approximately $150,000 in cash and $45,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. As of September 30, 2003, two of the nine (eight investors and one placement agent) warrant holders have exercised their warrants totaling approximately $265,000.

     According to EITF 00-19, the issued warrants meet the requirements of and will be accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period until exercised or expiration and has a value of $1,576,590 at September 30, 2003.

     During 2003, the Company issued 26,789 shares of common stock with gross proceeds of $33,133 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan.

     8. PRIVATE PLACEMENT

     On September 26, 2003, Pharmos completed a $21.0 million convertible debt financing with six investors. $5.0 million of the proceeds will be used for working capital purposes, and $16.0 million will be available to fund acquisitions upon the approval of the investors. Pharmos also issued warrants exercisable into shares of common stock as part of the transaction.

     The acquisition facility may be used to assist Pharmos' ongoing efforts to expand its pipeline beyond its existing product in late-stage development. The financing also addresses a possible concern Nasdaq recently raised informally relating to a violation of one of Nasdaq's corporate governance rules. Specifically, Nasdaq expressed a concern that the May 2003 private placement, when aggregated with Pharmos' March 2003 registered private placement, would have resulted in the possible issuance of more than 20% of Pharmos' outstanding securities at a price less than the applicable fair market value for such shares. Completion of the $21.0 million convertible debt financing had the effect of resolving any such Nasdaq concerns.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 substantially equal monthly increments beginning March 31, 2004. Amounts converted into shares of Pharmos common stock will reduce the monthly redemption amount in inverse order of maturity. The $16.0 million earmarked for acquisition activity will be held in escrow until used or repaid. At September 30, 2003, $5.0 million was held in escrow, which was released to the Company in October 2003. In connection with the financing, the Company also issued 5,514,705 three-year warrants (including 514,705 placement agent warrants) to purchase shares of common stock at an exercise price of $2.04 per share. The issuance costs related to the convertible debentures of approximately $1,017,000 in cash and $485,000 for the value of the placement agent warrants were capitalized and are being amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $21.0 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount will accrete over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures are being deferred and amortized to interest expense over the life of the debt. APB 21 also requires the Company to allocate the warrant costs between the convertible debentures and the transaction warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital.

     If after the effective date, November 4, 2003, the closing prices for ten out of any twenty consecutive trading days exceeds $5.50, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the original issue date, the Company may on one occasion, within three trading days of any such period, deliver notice to the holder to cause the holder to immediately convert all or part of up to 50% of the original aggregate principal amount of the debenture.. If the Company elects to exercise its right to a $5.50 forced conversion, it shall exercise such right ratably among all holders of debentures. In addition, if after the effective date, November 4, 2003, the closing prices for ten out of any twenty consecutive trading days exceeds $6.50, the Company may deliver notice to the holder to immediately convert all or part of up to the remaining 50% of the original aggregate principal amount of the debentures.

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

     The holders of the Convertible Debentures and the Company agreed to modify the repayment and conversion terms in December 2001. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 30, 2003 in exchange for a reduction in the conversion price from $3.83 to $2.63 for half of the outstanding balance and $ 2.15 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 is convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28, 2002 to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification was not significant in accordance with EITF 96-19 the change in the fair value between the original convertible debt and the modified convertible debt was be accreted over the remaining term of the convertible debt with a corresponding charge interest expense. During the first quarter of 2002, the Company issued 1,217,485 shares of its common stock upon the conversion of $2.5 million principal of the 2000 Convertible Debenture offering and repaid $2 million of the Convertible Debentures. During the first quarter

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     of 2003, the remaining balance of the $3.5 million was redeemed for approximately $4.0 million, which included accrued interest.

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

     9. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

     Geographic information for the three and nine months ending September 30, 2003 and 2002 are as follows:

                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------        -------------------------------

                                        2003              2002                 2003               2002
                                        ----              ----                 ----               ----
         NET LOSS
           United States            ($ 4,051,336)      ($ 4,762,042)      ($ 12,581,944)     ($ 12,779,033)
           Israel                       (137,680)          (686,522)           (420,396)          (988,623)
                                    -------------      -------------      --------------     --------------
                                    ($ 4,189,016)      ($ 5,448,564)      ($ 13,002,340)     ($ 13,767,656)
                                    =============      =============      ==============     ==============

10.      SUBSEQUENT EVENT

     On November 5, 2003, Bausch & Lomb and Pharmos jointly announced that the FDA accepted for review the New Drug Application for LE-T. In 2001, Bausch & Lomb acquired the rights to the loteprednol etabonate ophthalmic business of Pharmos. As part of the acquisition, Bausch & Lomb agreed to make future payments to Pharmos for certain future extensions of the loteprednol etabonate formulation, with the payments based on the date of market introduction. Pending FDA approval, Bausch & Lomb expects to introduce the new combination medication in 2004.

     On November 6, 2003, the Company terminated its listing on the NASDAQ Europe market. The request to delist was prompted by the decision by NASDAQ Europe shareholders at an extraordinary shareholders' meeting on June 26, 2003 to close the markets operated by NASDAQ Europe.

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

Through the end of the third quarter of 2001, the Company generated revenues from product sales but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000, was not profitable in 2002 and the first three quarters of 2003, and has incurred a cumulative net loss of $115.5 million through September 30, 2003. In 2001, the Company recorded a profit due the sale of the ophthalmic product line to Bausch & Lomb. Losses have resulted principally from costs incurred in research and development activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

Total operating expenses decreased $1,699,851 or 32%, from $5,394,968 in 2002 to $3,695,117 in 2003. Last year at this time the Company was preparing its Investigational New Drug (IND) submission to the FDA to commence its study of dexanabinol as a treatment for traumatic brain injury, which submission required significant outside help from consultants and other experts. The Company's operating expenses also decreased due to the implementation of the company wide cost cutting program. The decrease offset the rising costs of the Phase III clinical trial of dexanabinol for severe traumatic brain injury due to the increasing number of centers and patients involved.

The company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major projects are the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in the U.S., Europe, Australia and Israel, and the cognitive impairment that can result from coronary surgery under cardiopulmonary bypass operations. During the third quarter of 2003, the gross cost of the traumatic brain injury project was $2.5 million. Total gross costs since the traumatic brain injury project entered Phase II development in 1996 through September 30, 2003 are $33.0 million. Enrollment in the current Phase III trial is expected to continue until the first quarter of 2004. Fifteen U.S. trauma centers have joined the 65 centers in Europe, Israel and Australia already participating in the study. The principal costs of completing the project include patient enrollment, collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained, as well as the resources required to generate sales in such countries. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company may begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience setbacks or should a product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, a Phase IIa trial of dexanabinol as a preventive agent against the cognitive impairment that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations is currently underway by the Company. The exploratory, Phase IIa trial will enroll up to 200 patients undergoing CS-CPB. Gross expenses directly related to this project were $241,798 in the quarter.

Gross expenses for other research & development projects in earlier stages of development for the third quarters of 2003 and 2002 were $308,755 and $364,086, respectively. Total net research and development expenses for the third quarters of 2003 and 2002 were $2,598,758 and $4,148,846, respectively. The Company received from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade grant money of $866,986 and $843,049 during the third quarters of 2003 and 2002, respectively, which reduced the gross research and development expenses.

Selling, general and administrative expenses decreased by $144,991 or 13%, from $1,076,057 in 2002 to $931,066 in 2003. Beginning in 2003, the Company increased its resources to research and development and therefore, a greater portion of shared costs was allocated to research and development compared to selling, general and administrative expenses for facilities related expenses. As a result, salaries, insurance, and office expenses decreased by $24,419, $2,742, and $9,708, respectively, in the third quarter compared to the same period in 2002. As part of the cost cutting measures enacted by the Company during the first quarter of 2003, consultants and investor relations decreased by $23,791, and $78,818, respectively in the third quarter compared to the same period in 2002. Professional fees decreased by $16,522 in the third quarter of 2003 due to a reduced need for legal and accounting services.

Depreciation and amortization expenses decreased by $4,770, or 3%, from $170,063 in 2002 to $165,293 in 2003. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net, increased by $440,303 to $493,899 in 2003 from $53,596 in 2002. The warrants issued in the March 2003 private placement offering are subject to the requirements under EITF 00-19 and are currently being accounted for as a liability. The value of the warrants are being marked to market each reporting period until exercised or expiration. The charge associated with these warrants amounted to approximately $457,000 during the quarter. Interest expense decreased by $116,625 in the third quarter of 2003 due to the early redemption of the September 2000 Convertible Debentures. The lower average cash balance during the third quarter of 2003 than in 2002 resulted in a decrease in interest income of $74,867.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total operating expenses decreased $1,443,711 or 11%, from $13,440,581 in 2002 to $11,996,870 in 2003. The decrease was primarily due to the lower consultant and professional fees. Last year at this time the Company was preparing its IND submission to the FDA to commence its study of dexanabinol as a treatment for traumatic brain injury in the U.S., which submission required significant outside help from consultants and other experts.

The company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major projects are the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in the U.S., Europe, Australia and Israel, and the cognitive impairment that can follow coronary surgery under cardiopulmonary bypass operations. During the nine months of 2003, the gross cost of the traumatic brain injury project was $8.1 million.

Total gross costs since the traumatic brain injury project entered Phase II development in 1996 through September 30, 2003 are $33.0 million. Enrollment in the current Phase III trial is expected to continue until the first quarter of 2004. The principal costs of completing the project include patient enrollment, collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the time required to enroll sufficient numbers of patients in the study, the results of the study upon its conclusion, and the Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained, as well as the resources required to generate sales in such countries. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company may begin to earn revenues upon marketing approval as early as 2005; however, should our product candidate experience setbacks or should a product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, a Phase IIa trial of dexanabinol as a preventive agent against the cognitive impairment that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations is currently underway by the Company. The exploratory, Phase IIa trial will enroll up to 200 patients undergoing CS-CPB. Gross expenses directly related to this project were $571,820 during the first nine months of 2003.

Gross expenses for other research & development projects in earlier stages of development for the first nine months of 2003 and 2002 were $1,174,558 and
$1,352,955, respectively. Total net research and development expenses for the first nine months of 2003 and 2002 were $8,955,387 and $10,016,149, respectively. The Company received from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade grant money of $2,271,838 and $2,031,891 during the first nine months of 2003 and 2002, respectively, which reduced the gross research and development expenses.

Selling, general and administrative expenses decreased by $371,648 or 13%, from $2,907,645 in 2002 to $2,535,997 in 2003. Beginning in 2003, the Company
increased its resources to research and development and therefore, a greater portion of shared costs was allocated to research and development compared to selling, general and administrative expenses for facilities related expenses. As a result, salaries, insurance, and office expenses decreased by $94,853, $23,492, and $33,028, respectively, in the first nine months compared to the same period in 2002. As part of the cost cutting measures enacted by the Company during the first quarter of 2003, consultants and investor relations decreased by $62,039, and $123,796, respectively compared to the same period in 2002.
Professional fees declined by $96,292 due to a reduced need for legal and accounting services.

Depreciation and amortization expenses decreased by $11,301, or 2%, from $516,787 in 2002 to $505,486 in 2003. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net, increased by $678,395 from $327,075 in 2002 to $1,005,470 in 2003. The warrants issued in the March 2003 private placement offering are subject to the requirements under EITF 00-19 and thus are currently being accounted for as a liability. The value of the warrants are being marked to market each reporting period until exercised or expiration. The charge associated with these warrants amounted to approximately $1.5 million. In accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("BCF"), the Company recorded a charge of $1.8 million which was fully amortized at December 31, 2000 in connection with the issuance of convertible debt with a favorable conversion feature. In accordance with EITF 00-27, a net credit of $786,000 was recorded as interest income during the first quarter to reverse the BCF previously recorded which was associated with the remaining balance of the September 2000 Convertible Debenture offering with a face amount of $3.5 million which was not converted. During the first nine months of 2003, the Company recognized royalties of a non-material amount per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company's CEO. The lower average cash balance during the first nine months of 2003 than in 2002 resulted in a decrease in interest income of $280,231. Interest expense decreased by $392,966 due to the early redemption of the September 2000 Convertible Debentures.

LIQUIDITY AND CAPITAL RESOURCES

While the Company received revenues from 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $115.5 million at September 30, 2003. The Company has financed its operations with private offerings of its securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, the sale of a portion of our New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing in the future, operations will need to be scaled back or discontinued.

The Company had working capital of $4.8 million as of September 30, 2003. Included in the current assets of $28.2 million is $16.4 million in cash and cash equivalents, and $9.7 million in restricted cash. As of September, the Company also had $21.0 million of restricted cash held in escrow. As part of the September 2003 financing, $5.0 million of the $21.0 million was released to the Company during October 2003 for working capital purposes. The remaining $16.0 million will remain in escrow until either the Company's convertible debentures are converted into common shares of the Company by the investor or by the Company, or such funds are repaid by the Company or such funds are used to fund acquisition(s) with approval by the investors.

In September 2000, the Company completed a private placement of Convertible Debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million. The Convertible Debentures, which generated gross proceeds of $8.0 million, were due in February 2002 and carried a 6% interest payable semiannually in cash or common stock. In connection with the Convertible Debenture, the institutional investors also received warrants for the purchase of 276,259 common shares with a relative fair value of $725,000. The Convertible Debentures were convertible into common shares of the Company at the conversion price of $3.83 per share (or 2,088,775 common shares) and were convertible beginning October 31, 2000. Under certain limited anti-dilutive conditions, the conversion price could change. Until converted into common stock or the outstanding principal is repaid, the terms of the Convertible Debentures require the Company to deposit $4 million in an escrow account. The escrowed capital is shown as Restricted Cash on the Company's balance sheet and was released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt. The issuance costs related to the private placement of approximately $1.4 million were capitalized and amortized over the life of the debt.

The holders of the Convertible Debentures and the Company agreed to modify the repayment and conversion terms in December 2001. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 2003 in exchange for a reduction in the conversion price from $3.83 to $2.63 for half of the outstanding balance and $
2.15 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 was convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28, 2002 to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification was not significant in accordance with EITF 96-19 the change in the fair value between the original convertible debt and the modified convertible debt was accreted over the remaining term of the convertible debt with a corresponding charge into interest expense.

In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb acquired future extensions of loteprednol etabonate formulations including LE-T, a product currently in Phase III clinical trial. The Company has had no product sales beginning in the fourth quarter of 2001. Upon FDA approval, Bausch & Lomb will pay the Company up to an additional maximum gross proceeds of $12 million, with the actual payment price based on the date of the earlier of commercial launch or the six month anniversary of FDA approval of this new combination therapy. If the earlier of (a) commercial launch or (b) the Triggering Event occurred before January 1, 2002, the Company would have received $15.4 million. This amount is being reduced by $90,000 for each month thereafter to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). If the Triggering Event occurs after December 31, 2003, then the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The
Company has a passive role as a member of a joint committee overseeing the development of LE-T and has an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb to Pharmos in October 2001, of the LE-T development cost. As a result of this transaction, the Company recorded a net gain of $16.3 million during the fourth quarter of 2001. In July 2003, the Company paid Bausch & Lomb $1.5 million of its liability for LE-T development. As of September 30, 2003, Pharmos owes an additional $1.6 million as its share of these research and development related LE-T expenses. This amount is included as part of accounts payable at September 30, 2003. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount was paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

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

According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the value of the warrants, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period until exercised or expiration and has a value of $1,576,590 at September 30, 2003.

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

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. $5.0 million of the proceeds will be used for working capital purposes, and $16.0 million will be available to fund acquisitions upon the approval of the investors. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 substantially equal monthly increments beginning March 31, 2004. Amounts converted into shares of Pharmos common stock will reduce the monthly redemption amount in inverse order of maturity. The $16.0 million earmarked for acquisition activity will be held in escrow until used or repaid. At September 30, 2003, $5.0 million was held in escrow, which was released to the Company in October 2003. In connection with the financing, the Company also issued 5,514,705 three-year warrants (including 514,705 placement agent warrants) to purchase 5,514,705 shares of common stock at an exercise price of $2.04 per share. The issuance costs related to the convertible debentures of approximately $1,017,000 in cash and $485,000 for the value of the placement agent warrants were capitalized and are being amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $21.0 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount will accrete over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures are being deferred and amortized to interest expense over the life of the debt. . APB 21 also requires the Company to allocate the warrant costs between the convertible debentures and the transaction warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital.

As of September 30, 2003, we had the following commitments and long-term obligations:

                              Last three
                              months of
                                 2003           2004          2005         2006      Thereafter      Total
                                 ----           ----          ----         ----      ----------      -----
Operating Leases                $ 402,389       $ 377,736     $ 81,375     $ 57,978     $ 12,212     $ 931,690
Convertible debentures,
excluding interest                             16,153,846    4,846,154                              21,000,000
R&D commitments                   835,743         866,202                                            1,701,945
                             ------------- --------------- ------------ ------------ ------------ ------------
     Grand total              $ 1,238,132   $ 17,397,784   $4,927,529      $ 57,978     $ 12,212  $ 23,633,635

The R&D commitments represent scheduled professional fee payments for clinical services relating to the Phase III clinical study of dexanabinol for traumatic brain injury. One of the clinical service based agreements, if fully executed, currently totals $8.8 million. The contract may be terminated at any time on thirty days' advance notice. As of September 30, 2003, the Company has recognized $8.2 million as an expense.

Management believes that cash and cash equivalents of $16.5 million and the total restricted balance of $5.0 million (released from restricted cash in October 2003) as of September 30, 2003, will be sufficient to support the Company's continuing operations into the fourth quarter of 2004. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents, our convertible debentures and the fair market value of the warrant liability. Due to the relatively short-term nature of these investments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments of public companies, SFAS 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements for the third quarter of 2003. The Financial Accounting Standards Board is expected to defer the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable nonctrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This standard does not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires an investor to consolidate a variable interest entity if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN
46. Assets, liabilities, and non-controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (`FIN 45"), which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a warranty, which guarantees that the Company's products will substantially conform to the Company's current specifications for ninety days from the delivery date as well as indemnification for customers from third party claims. This standard does not have a material impact on the Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Please refer to the second to last paragraph in the foregoing section, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in section13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of Pharmos' Chief Executive Officer and Chief Financial Officer and several other members of Pharmos' senior management at the end of the period. Pharmos' Chief Executive Officer and Chief Financial Officer concluded that Pharmos' disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: There were no significant changes in Pharmos' internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                     PART II

                                OTHER INFORMATION

Item 1         Legal Proceedings                                            NONE

Item 2         Changes in Securities

         On September 26, 2003, the Company completed a private placement under Rule 506 of Regulation D of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21 million. $5 million of the proceeds will be used for working capital purposes, and $16 million will be available to fund acquisitions upon the approval of the investors. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 substantially equal monthly increments beginning March 31, 2004. Pharmos also issued 5,514,705 in warrants (including placement agent warrants) at an exercise price of $2.04 per share. On October 24, 2003, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to permit resales of the common stock by the investors in this September 2003 private placement (and of the shares of common stock issuable upon exercise of the warrants), which registration statement was declared effective by the SEC on November 4, 2003.


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

        The following persons have been elected to serve as directors in the following classes:

        Name                        Class            Term Expiring
        ----                        -----            -------------

        Haim Aviv                   III              2006
        Elkan R. Gamzu              III              2006
        David Schlachet              II              2005
        Mony Ben Dor                 II              2005
        Georges Anthony Marcel        I              2004
        Lawrence F. Marshall          I              2004

        The results of the voting were as follows:

                                         VOTES FOR                VOTES WITHHELD
                                         ---------                --------------
        Haim Aviv                        47,266,679                   388,434
        Elkan R. Gamzu                   47,398,152                   256,961
        Mony Ben Dor                     47,395,622                   259,491
        David Schlachet                  47,364,477                   290,636
        Georges Anthony Marcel           47,373,097                   282,016
        Lawrence F. Marshall             47,380,117                   274,996

        Further, the stockholders ratified the Board's selection of PricewaterhouseCoopers LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2003, with 47,483,169 votes for ratification, 116,893 votes against ratification, and 55,050 abstentions.

Item 5         Other Information

In August 2003, Pharmos was informally notified by the NASDAQ Stock Market, Inc. ("Nasdaq") of a possible violation relating to Nasdaq's "20% Rule". Based upon Nasdaq's preliminary analysis of Pharmos' February 2003 registered placement transaction and the May 2003 private placement transaction, Nasdaq expressed a concern that such transactions, when aggregated together, would have first required shareholder approval based upon the issuance of securities representing more than 20% of Pharmos' outstanding securities at a price at less than market value. The completion of the September 2003 convertible debt financing had the effect of eliminating any concerns Nasdaq may have had relating to a possible violation by Pharmos of such corporate governance rules.

Item 6            Exhibits and Reports on Form 8-K

                  Number           Exhibit
                  --------        --------
                  31.1            Certification of Chief Executive Officer
                                  pursuant to Exchange Act Rules 13a-14(a) and
                                  15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)             Reports on Form 8-K

                    Current Report filed on September 30, 2003; Item 5 was reported

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    PHARMOS CORPORATION


DATED: NOVEMBER 13, 2003
                                                    by: /s/ Robert W. Cook
                                                       -----------------------
                                                    Robert W. Cook
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Accounting and
                                                      Financial Officer)