Form 10-K
period 2003-12-31
PHARMOS CORP
filed 2004-03-15
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Forthe Fiscal Year Ended                             Commission File No. 0-11550
December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x ] No [ ].

     The aggregate market value of the registrant's Common Stock at June 30, 2003 held by those persons deemed to be non-affiliates was approximately $176,106,260.

     As of March 15, 2004, the Registrant had outstanding 87,913,692 shares of its $.03 par value Common Stock.

                                     PART I


This Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds' safety and effectiveness; manufacturing losses and risks associated therewith; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating and maintaining collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; obtaining patent protection for discoveries and risks associated with commercial limitations imposed by patents owned or controlled by third parties; and those other factors set forth in "Risk Factors" in the Company's most recent Registration Statement.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those, which have already been made public or discussed herein.

ITEM 1.  BUSINESS

INTRODUCTION

Pharmos Corporation (the "Company" or "Pharmos") is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of neuro-inflammatory disorders. We have a portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities. Prior to the sale of our ophthalmic product line to Bausch & Lomb Incorporated ("Bausch & Lomb") in October of 2001, we had two successful ophthalmic products on the market. To date, our principal sources of cash have been the sale of our ophthalmic business, revenues from our ophthalmic product line, public and private financings and research grants.

Our main product, dexanabinol, is a synthetic non-psychotropic cannabinoid currently in late-stage clinical development for the treatment of severe traumatic brain injury (TBI). In mid-March 2004, the Company completed enrollment of U.S. and international TBI patients in its pivotal, Phase III clinical trial of dexanabinol. The Phase II trial, completed in early 2000, demonstrated a good safety profile and showed a trend of efficacy in the drug-treated groups versus the placebo group. The trial also demonstrated that dexanabinol significantly inhibited the increase in intracranial pressure above 20mmHg, the level of pressure necessitating immediate treatment. In addition, neurological recovery appeared to be accelerated in the dexanabinol treated group, such that the percentage of dexanabinol treated patients achieving good recovery at one month after injury was significantly higher than patients in the placebo group.

In September 2003, the FDA granted fast track designation to dexanabinol for treatment of severe traumatic brain injury. Fast track designation allows New Drug Application (NDA) submission on a rolling basis as each section is completed and requires an FDA priority review of the full NDA.

Our development of dexanabinol for severe traumatic brain injury involves only one pivotal clinical trial. Assuming a successful clinical trial, Pharmos plans to submit a New Drug Application to the FDA. A requirement by the FDA for further significant clinical testing after the completion of the current pivotal Phase III clinical trial or a rejection of our NDA would have a material adverse effect on Pharmos and its operations.

In March 2003, the Company initiated a double-blinded placebo controlled Phase II trial of dexanabinol as a preventive agent against the cognitive impairment
(CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB). This trial is being conducted at five leading medical centers in Israel. Enrollment of patients undergoing CS-CPB in the trial is expected to be completed by Q2 2004.

Pharmos is developing synthetic compounds, which preferentially activate the CB2 cannabinoid receptor. Preclinical investigations of these compounds are underway for treatment of a wide range of neuro-inflammatory disorders, especially pain. One compound, PRS 211.375 has been selected for advanced preclinical development including toxicology and Absorption, Distribution, Metabolism, Excretion (ADME) in preparation for clinical testing.

On October 9, 2001, Pharmos sold all of its rights to its ophthalmic product line to Bausch & Lomb for cash and assumption of certain ongoing obligations. Please refer to the description of the transaction under the heading Bausch & Lomb.

STRATEGY

Pharmos' business is the discovery and development of new drugs to treat a range of neuro-inflammatory disorders. We seek to enter into collaborative relationships with established pharmaceutical companies to complete development and commercialization of our products.

Pharmos is applying its experience in rational drug design, novel drug delivery technology and drug development to developing products directed at several therapeutic indications, including neuroprotective compounds for traumatic brain injury and stroke as well as neurological, vascular and other conditions involving inflammatory components such as pain.

PRODUCTS

PLATFORM TECHNOLOGIES

Pharmos is developing two families of compounds based on its scientific knowledge of the medicinal activities of cannabinoids, a class of compounds with chemical structures related to the main active component of cannabis. The company utilizes state-of-the-art technologies to synthesize, evaluate and develop new cannabinoid molecules that appear to exhibit enhanced therapeutic benefit. According to Pharmos' research to date, dexanabinol has been shown to possess minimal psychotropic properties. As part of the filing requirements with FDA, Pharmos will study the addiction potential of dexanabinol. If the potential of addiction is found in the animal, then additional regulatory requirements may be imposed by the FDA and Drug Enforcement Agency (DEA). Pharmos continues to expand its library of compounds through a hybrid methodology combining the rational design of compounds based on knowledge of detailed molecular requirements for drug activity with combinatorial chemistry, a technique that utilizes randomized chemical reactions to synthesize large numbers of different molecules. In contrast to the conventional random methods of combinatorial chemistry, this hybrid approach leads to a larger percentage of synthesized compounds that demonstrate activity in screening assays and increases the potential of developing potent and selective drug candidates.

Pharmos' chemical library consists of two chemically distinct cannabinoid platforms, tricyclic dextrocannabinoids and bicyclic cannabinoids. The two classes of synthetic cannabinoids have different mechanisms of action, but there is considerable overlap in their therapeutic potential for treating neurological, cardiovascular, autoimmune and inflammatory disorders.

TRICYCLIC DEXTROCANNABINOIDS

The tricyclic dextrocannabinoids, for which dexanabinol is the prototype, do not bind appreciably to either of the two known classes of cannabinoid receptors. Therefore, the tricyclic dextrocanabinoids demonstrate minimal psychotropic and other negative side effects that are associated with naturally occurring cannabinoids. The biological activity of drug candidates in this family derives from their ability to block the activation of specific NMDA mediated channels in nerve cells and attenuating several major inflammatory mechanisms by modulating the synthesis of pro-inflammatory factors. Both activities may reduce the amount of sudden and programmed cell death caused by certain disorders.

Dexanabinol is currently undergoing a Phase III clinical study for the treatment of severe head injury. In addition, it is undergoing a Phase II trial for use as a preventive agent against the cognitive impairment (CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB). Other tricyclic dextrocannabinoids are under evaluation in preclinical models for stroke; neuropathic pain, which results from nerve damage or dysfunction; nociceptive pain, which is caused by activation of nerve sensors as a result of acute tissue damage; and autoimmune disorders such as multiple sclerosis.

DEXANABINOL

Dexanabinol - Clinical Development

Pharmos  has  completed  two  Phase  I  studies  in  healthy   volunteers   that
demonstrated dexanabinol's safety and tolerance at doses higher than the expected therapeutic dose. A Phase II clinical trial of dexanabinol in severe traumatic brain injury patients was completed in early 2000. The objective of this study was to establish the safety of intravenous dexanabinol when given to patients within 6 hours after sustaining a severe traumatic brain injury. The study was conducted at six neurosurgical intensive care units in Israel between October 1996 and March 1998. A total of 100 patients were enrolled in the study; fifty-one patients received dexanabinol and forty-nine received matching placebo. Patients were randomized to one of three treatment arms and where treated with dexanabinol 48mg, 150mg or 200mg. Because the study was conducted in a dose escalating, stepwise fashion each treatment group had a matching placebo group.

The study achieved its objective in establishing the safety of dexanabinol in patients suffering from traumatic brain injury. There were no unexpected adverse experiences reported in either the drug-treated or the placebo group. In addition, the reported adverse experiences did not differ between the drug and placebo groups in the nature or severity of the events. In this study the mortality rate in the placebo group was 14.3 percent and 11.8 percent in the dexanabinol group.

Although the study was not statistically powered to detect differences in efficacy, some efficacy parameters were explored as secondary safety parameters to ascertain if dexanabinol did not negatively effect patient outcome.

Intracranial pressure (ICP) is an important assessment of the brain's reaction to injury. An ICP above 20mmHg is considered to be clinically significant, necessitating immediate treatment. Dexanabinol treated patients had a lower duration of elevated ICP (above 20mmHg) compared to the placebo group. The Glasgow Outcome Score (GOS) showed a higher percentage of good outcome in the dexanabinol-treated patients. During the early post-treatment period (1 month) the effect was statistically significant, whereas the difference at 3 and 6 months was not. Similarly, the dexanabinol-treated patients scored better than the placebo patients on the Galveston Orientation and Amnesia Test (GOAT) during the six month follow-up period.

The GOAT, which is a neurological test that measures awareness of surroundings and ability to remember, demonstrated significantly better results in the dexanabinol treated patients at 1, 3 and 6 months follow-up compared to placebo. A manuscript describing the analysis of the first two cohorts of patients was published by Knoller, et al. in, Critical Care Medicine 2002,Vol30:548-554.

INTERNATIONAL PHASE III CLINICAL TRIAL OF DEXANABINOL FOR SEVERE TRAUMATIC BRAIN INJURY

In January 2001, the international Phase III pivotal trial of dexanabinol for severe traumatic brain injury was initiated in Europe and Israel. In February 2003, the FDA accepted the Company's IND application, which allowed the Company to commence patient enrollment in the U.S. as part of the international trial. Over eighty centers throughout the U. S., Europe, Australia, and Israel enrolled patients in the trial. European countries participating in the study included Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland, Turkey, and the U.K. Collaborations with the European Brain Injury Consortium and the American Brain Injury Consortium, which were key to recruitment efforts with trauma centers, will continue through trial completion and data analysis.

In mid-March 2004, the Company completed enrollment of U.S. and international TBI patients in its pivotal, Phase III clinical trial of dexanabinol. Approximately six months after the completion of enrollment, Pharmos anticipates completing the clinical trial, as the trial protocol requires periodic examinations and testing of patients enrolled in the trials during the six months following their initial treatment. Several months after the completion of the last patient last follow-up visit, Pharmos plans to unblind the study and announce the main study results.

PHASE II TRIAL OF DEXANABINOL TO PREVENT COGNITIVE IMPAIRMENT IN FOLLOWING CORONARY SURGERY UNDER CARDIOPULMONARY BYPASS

In March 2003, the Company initiated a double-blinded placebo controlled Phase II trial of dexanabinol as a preventive agent against the cognitive impairment
(CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB) operations. This trial is being conducted at five leading medical centers in Israel. The enrollment of CS-CPB patients in this trial is expected to be completed in the second quarter of 2004.

BICYCLIC CANNABINOIDS

Bicyclic cannabinoids are synthetic analogs and derivatives of the tricyclic dextrocannabinoids that have some properties that are similar to those of their parent tricyclic molecules as well as possessing some additional properties.

As with the tricyclic dextrocannabinoids, the bicyclic cannabinoids may display less of the unwanted psychotropic side effects seen with some natural cannabinoids. However, the molecular activity of the bicyclics is different from the tricyclics in that the bicyclic cannabinoids bind with high affinity to the cannabinoid type two (CB2) receptor which is located primarily on immune and inflammatory cells and with appreciably lower affinity to the cannabinoid type one (CB1) receptor, located in the central nervous system. Pharmaceuticals that preferentially activate the CB2 receptors may be important in treating various pain syndromes as well as autoimmune, inflammatory and neuro-degenerative disorders. Several candidates from Pharmos' bicyclic cannabinoid library have demonstrated promise in animal models for autoimmune inflammatory disorders such as multiple sclerosis and rheumatoid arthritis. These compounds have also demonstrated efficacy in animal models of neuropathic and nociceptive pain. In preclinical models these compounds have demonstrated analgesic activity equivalent to morphine but without the unwanted opioid side effects such as sedation and repiratory depression. The anti-inflammatory activity of these compounds is equivalent or superior to non-steroidal anti-inflammatory drugs (NSAIDS). One compound, PRS 211.375 is being tested in preclinical experiments to assess its analgesic and other therapeutic potentials.

LOTEPREDNOL ETABONATE

Loteprednol etabonate is a unique steroid that is designed to act in the eye and alleviate inflammatory and allergic conditions, and that is quickly and predictably reduced into inactive particles before it reaches the inner eye or systemic circulation. This action results in improved safety by avoiding the side effects related to exposure to most ocular steroids. In the eye, the most unwanted side effect of steroids is the elevation of intra-ocular pressure, which can be sight threatening. While steroids, for lack of an alternative, are regularly used for severe inflammatory conditions of the eye, milder conditions, such as allergies, are preferentially treated with less effective non-steroidal agents.

On October 9, 2001, Pharmos sold all of its rights to its ophthalmic product line to Bausch & Lomb for cash and assumption of certain ongoing obligations. Please refer to the description of the transaction under the heading Bausch & Lomb, below.

COMPETITION

The pharmaceutical industry is highly competitive. Pharmos competes with a number of pharmaceutical companies that have financial, technical and marketing resources that are significantly greater than those of Pharmos. Some companies with established positions in the pharmaceutical industry may be better equipped than Pharmos to develop, market and distribute products in the markets Pharmos is seeking to enter. A significant amount of pharmaceutical research is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology they have developed. They may also market competitive commercial products on their own or through joint ventures and will compete with Pharmos in crecuiting highly qualified scientific personnel. Further, these institutions will compete with Pharmos in recruiting qualified patients for enrollment in their trials.

Pharmos is pursuing areas of product development in which there is a potential for extensive technological innovation. Pharmos' competitors may succeed in developing products that are more effective than those of Pharmos. Rapid technological change or developments by others may result in Pharmos' potential products becoming obsolete or non-competitive.

We know of no products on the market or in late stage trials which would be competitive with dexananbinol. For Bausch & Lomb's ophtahalmic product, LE-T, in which we have a financial interest of up to $10 million market potential, there are competing products currently on the market including Tobradex(R) from Alcon, which is the largest selling product in its category, as well as Vexol(R) from Alcon and Pred Forte(R) from Allergan.

COLLABORATIVE RELATIONSHIPS

Pharmos' commercial strategy is to develop products independently and, where appropriate, in collaboration with established pharmaceutical companies and institutions. Collaborative partners may provide financial resources, research and manufacturing capabilities and marketing infrastructure to aid in the commercialization of Pharmos' products in development as well as potential future products. Depending on the availability of financial, marketing and scientific resources, among other factors, Pharmos may license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit Pharmos' flexibility in pursuing alternatives for the commercialization of its products. Due to the often unpredictable nature of the collaborative process, Pharmos cannot be certain that it will be able to establish any additional collaborative arrangements or that, if established, any of these relationships will be successful.

BAUSCH & LOMB

In October 2001, Pharmos sold to Bausch & Lomb all of its rights in the U.S. and Europe to manufacture and market Lotemax(R) and Alrex(R) and the third loteprednol etabonate-based product, LE-T, which was submitted to the FDA for marketing approval in September 2003.

Pharmos received gross proceeds of approximately $25 million in cash. Additionally Pharmos may receive up to an additional $12 million in gross proceeds, based upon the date of FDA approval of the product and good faith negotiations with Bausch & Lomb, and a milestone payment of up to $10 million if actual sales during the first two years following commercialization exceed agreed-upon forecasted amounts. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, another $1.57 million was paid to Bausch & Lomb. As of December 31, 2003, Pharmos owes an additional $1.56 million as its share of these research and development related LE-T expenses, which is included in accounts payable and represents the final amount Pharmos owes Bausch & Lomb for their project development under the terms of the 2001 agreement.

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

Some of the technologies underlying Pharmos' potential products were invented by or are owned by various third parties, including the Hebrew University of Jerusalem. Pharmos is the licensee of these technologies under patents held by the applicable owner, through licenses that generally remain in effect for the life of the applicable patent. Pharmos generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed technology and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. Pharmos also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop its competitive position. Pharmos' policy is to protect its technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that it considers important to the development of its business. Pharmos intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products it develops.

The patent positions of pharmaceutical firms, including Pharmos, are uncertain and involve complex factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before or after the patent is issued. Consequently, Pharmos does not know whether any of the pending patent applications underlying the licensed technology will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. and elsewhere publish only 18 months after priority date, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Pharmos cannot be certain that it or its licensors, as the case may be, were the first creators of inventions covered by pending and issued patents or that it or its licensors, as the case may be, were the first to file patent applications for such inventions. Moreover, it may be necessary for Pharmos to participate in interference proceedings declared by the U.S. Patent and Trademark Office in order to determine priority of invention. Involvement in these proceedings could result in substantial cost to Pharmos, even if the eventual outcomes are favorable to Pharmos. Because the results of the judicial process are often uncertain, we cannot be certain that a court of competent jurisdiction will uphold the patents, if issued, relating to the licensed technology, or that a competitor's product will be found to infringe those patents.

Other pharmaceutical and drug delivery companies and research and academic institutions may have filed patent applications or received patents in Pharmos' fields. If patents are issued to other companies that contain competitive or conflicting claims and those claims are ultimately determined to be valid, it is possible that Pharmos would not be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

Pharmos also relies upon trade secret protection for its confidential and proprietary information. It is always possible that others will independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Pharmos' trade secrets.

It is Pharmos' policy to require its employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting or advisory relationships with Pharmos. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Pharmos is to be kept confidential and not disclosed to third parties except in specific circumstances. Further, these agreements provide for the maintenance of confidentiality following the termination of the individual's relationship with Pharmos. In the case of employees and certain consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be the exclusive property of Pharmos. Due to the vital nature of trade secrets and the often uncertain results of the judicial process, we cannot be sure, however, that these agreements will provide meaningful protection or adequate remedies for Pharmos' trade secrets in the event of unauthorized use or disclosure of such information. Pharmos' patents and licenses underlying its potential products described herein are summarized below.

Neuroprotective  Agents.  Pharmos has  licensed  from the Hebrew  University  of
------------------------
Jerusalem,  which is the  academic  affiliation  of the  inventor,  Dr.  Raphael
Mechoulam, patents covering new cannabinoid compounds that have demonstrated beneficial activity which may prevent damage or death to nerve cells resulting from various diseases and disorders of the nervous system while appearing to be devoid of most of the deleterious side effects usually associated with this class of compounds. Several patents have been designed to protect this family of compounds and their uses devised by inventors at Pharmos and the inventors at the Hebrew University. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 2003. These patents cover dexanabinol, which is under development for the treatment of head trauma, post-operative cognitive impairment and other conditions, and new molecules discovered by modifying the chemical structure of dexanabinol.

Anti-inflammatory  and  Analgesic  Agents.  Pharmos has also  licensed  from the
------------------------------------------
Hebrew University of Jerusalem, patents for inventions of Dr. Mechoulam covering new compounds that have demonstrated beneficial activity, which may be effective in treating not only neurological disorders, but also inflammatory diseases and most importantly pain. These bicyclic compounds are expected to cause less adverse deleterious side effects usually associated with cannabinoids. Several patents have been designed to protect this family of compounds and their uses by inventors at Pharmos and Hebrew University. The earliest patent applications resulted in patents issued in 1995, and the most recent patent dates from 2003.

Selective  Estrogen  Receptor  Modulators  (SERM).   Pharmos  has  filed  patent
--------------------------------------------------
applications in the U.S., Israel, Australia, Canada, Japan, Brazil, Korea and the European Patent Office to protect certain derivatives of tamoxifen, a drug approved by the FDA, and other molecules that enhance or improve the actions of steroid hormones. In July 1997, the U.S. Patent and Trademark Office issued a patent with claims covering the compounds themselves and their use. A second patent issued in July 2000 claims the use of these compounds as agents to inhibit growth of new blood vessels, a potential method of treating various cancers. The most recent patents issued in these families are dated in 2003. Pharmos believes that these derivatives may be superior to the parent compounds in that they are devoid of central nervous system side effects.

Emulsion-based  Drug  Delivery  Systems.  In the general  category of  SubMicron
----------------------------------------
Emulsion technology, Pharmos holds a license to one family of patents from the Hebrew University of Jerusalem and has filed ten independent patent families of applications including more than ninety patent applications that are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by Pharmos and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SubMicron Emulsion technology date from 1993 and the most recent are dated in 2003. These patents cover a broad range of new formulations, which improve the absorption of drugs that are poorly soluble in water.

LICENSES

As discussed above, Pharmos has licensed patents covering neuroprotective agents and certain emulsion-based drug delivery systems from the Hebrew University of Jerusalem. Pharmos assigned its rights as licensee of Dr. Bodor's loteprednol etabonate-based ophthalmic compounds to Bausch & Lomb in October 2001.

In December 2001, Pharmos' subsidiary Pharmos Ltd. licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and Chief Executive Officer of Pharmos. The terms of the license agreement are discussed in "Item 13. Certain Relationships and Related Transactions."

Site-Specific  Drugs. In the general  category of  site-specific  drugs that are
---------------------
active mainly in the eye and have limited systemic side effects, Pharmos licensed several patents from Dr. Nicholas Bodor. It assigned its rights under the Bodor license to Bausch & Lomb in October 2001 in connection with its sale of its ophthalmic business. The earliest patents date from 1984 and the most recent from 1996. Some of these patents cover loteprednol etabonate-based products and its formulations.

GOVERNMENT REGULATION

FDA AND COMPARABLE AUTHORITIES IN OTHER COUNTRIES

Regulation by governmental authorities in the U.S. and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products. Pharmaceutical products intended for therapeutic use in humans are governed in the U.S. by the Federal Food, Drug and Cosmetic Act (21 U.S.C. ss. 321 et seq.) and by FDA regulations and by comparable agency regulations in other countries. Specifically, in order to undertake clinical tests, to produce and market products for human therapeutic or diagnostic use, mandatory procedures and safety standards established by the FDA and Department of Health and Human Services in the U.S. and comparable agencies in other countries must be implemented and followed. These standards include protection of human research subjects.

The following is an overview of the steps that must be followed before a drug product may be marketed lawfully in the U.S.:

      (i) Preclinical studies including pharmacology, laboratory evaluation and animal studies to test for initial safety and efficacy;

      (ii)  Submission  to  the  FDA  of  an  Investigational   New  Drug  (IND)
            Application, which must become effective before human clinical trials may commence;

      (iii) Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application;

      (iv)  Submission  to  the  FDA  of a New  Drug  Application  (NDA),  which
            application   is  not   automatically   accepted   by  the  FDA  for
            consideration; and

      (v) FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug.

In addition to obtaining FDA approval for each product, each drug-manufacturing establishment must be registered or licensed by the FDA for each product sold within the US that is manufactured at that facility. Manufacturing establishments are subject to inspections by the FDA and by other national and local agencies and must comply with current Good Manufacturing Practices (cGMPs), requirements that are applicable to the manufacture of pharmaceutical drug products and their components.

Preclinical studies include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical studies are submitted to the FDA as part of an IND, and unless the FDA objects, the application will become effective 30 days following its receipt by the FDA. If the potential of addiction is found in the animal, then additional regulatory requirements maybe imposed by the FDA and DEA.

Clinical trials involve the administration of the drug to healthy volunteers as well as to patients under the supervision of a qualified "principal investigator", who is a medical doctor. Clinical trials in humans are necessary because effectiveness in humans may not always be gleaned from findings of effectiveness in animals. They are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the application. Each clinical study is approved and monitored by an independent Institutional Review Board (IRB) (Ethics Committee) at each clinical site. The IRB must consider, among other things, the process of obtaining the informed consents of each study subject, the safety of human subjects, the possible liability of the institution conducting a clinical study, as well as various ethical factors.

Clinical trials typically are conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested in a small group of healthy volunteers for safety and clinical pharmacology such as metabolism and tolerance. Phase I trials may also yield preliminary information about the product's effectiveness and dosage levels. Phase II involves detailed evaluation of safety and efficacy of the drug in patients with the disease or condition being studied. It also involves a determination of optimal dosage and identification of possible side effects in a larger patient group. Phase III trials consist of larger scale evaluation of safety and efficacy and usually require greater patient numbers and multiple clinical trial sites, depending on the clinical indications for which marketing approval is sought.

The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further post-marketing testing. The FDA also may conclude that the submission is not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the New Drug Application, and further review. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product for clinical indications other than those for which the product was approved initially. This could delay the NDA approval process.

The 1962 amendments to the Federal Food, Drug and Cosmetic Act required for the first time that drug effectiveness be proven by adequate and well-controlled clinical trials. The FDA interpretation of that requirement is that at least two such trials are necessary to demonstrate effectiveness for approval of an NDA. This interpretation is based on the scientific need for independent substantiation of study results. However, Section 115 of FDAMA revised Section 505 of the Act to read, in pertinent part that "based on relevant science, ... data from one adequate and well-controlled clinical investigation and confirmatory evidence ... are sufficient to establish effectiveness." The FDA has not issued comprehensive standards of testing conditions for pivotal trials. The FDA has interpreted this language for approval based on a single persuasive trial to be limited to special cases including life-threatening diseases where no effective therapy exists. The FDA still maintains a preference for at least two adequate and well-controlled clinical trials. Therefore, despite the design and scale of Pharmos' trial, there are no assurances that the FDA would approve the NDA based on a single trial. Dexanabinol has been shown to be devoid of psychotropic properties, and Pharmos believes that the potential of addictive properties is remote. However, because dexanabinol is a cannabinoid the Company will conduct a test to specifically evaluate any addictive potential. If the test shows the possibility of addiction, additional regulatory requirements would have to be met which could delay the NDA approval process.

Pharmos' products will be subject to foreign regulatory approval before they may be marketed abroad. Marketing beyond the US is subject to regulatory requirements that vary widely from country to country. In the European Union, the general trend has been towards coordination of the common standards for clinical testing of new drugs. Centralized approval in the European Union is coordinated through the European Medicines Evaluation Agency (EMEA). The time required to obtain regulatory approval from comparable regulatory agencies in each country may be longer or shorter than that required for FDA or EMEA approval. Further, in certain markets, reimbursement may be subject to governmentally mandated prices.

CORPORATE HISTORY

Pharmos Corporation, (formerly known as Pharmatech, Inc.), a Nevada corporation was incorporated under the laws of the State of Nevada on December 20, 1982. On October 29, 1992, Pharmos, the Nevada Corporation, completed a merger with a privately held New York corporation known as Pharmos Corporation, and in 1992 acquired all of the outstanding shares of Xenon Vision, Inc., a privately held Delaware corporation.

HUMAN RESOURCES

As of March 1, 2004, Pharmos had 59 employees (53 full-time and 6 part-time), including 15 in the U.S. (1 part-time) and 44 in Israel (5 part-time). Of the 59 employees, 20 hold doctorate or medical degrees.

Pharmos'  employees  are not covered by a collective  bargaining  agreement.  To
date,  Pharmos  has  not  experienced   employment-related  work  stoppages  and
considers its employee relations to be excellent.

PUBLIC FUNDING AND GRANTS

Pharmos' subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for: (1) research and development of dexanabinol; (2) SubMicron Emulsion technology for injection and nutrition; and (3) research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes. As of December 31, 2003, the total amounts received under such grants amounted to $10,905,358. Aggregated future royalty payments related to sales of products developed, if any, as a result of the grants are limited to $9,203,583 based on grants received through December 31, 2003. Pharmos will be required to pay royalties to the Chief Scientist ranging from 3% to 5% of product sales, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments per product are limited to the amount of funding received to develop that product. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See "Conditions in Israel."

Pharmos received funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation to develop Lotemax(R) and LE-T. Pharmos was required to pay royalties to this foundation on product sales, if any, of 2.5%, through September 1999, then 5% thereafter, as a result of the research activities conducted with such funds. Aggregate royalty payments are limited to 150% of the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel. During October 2001, in connection with the sale of Pharmos's existing ophthalmic business, Pharmos paid the foundation royalties of approximately $1.0 million for Lotemax(R) which concluded Pharmos' obligation to pay royalties to the foundation with respect to Lotemax(R). Pharmos retains the contingent obligation to repay that portion of funding it received from the foundation with respect to LE-T of $308,350.

In April 1997, Pharmos signed an agreement with the Consortium Magnet, operated by the Office of the Chief Scientist, for developing generic technologies and for the design and development of drug and diagnostic kits. Under such agreement, Pharmos was entitled to a non-refundable grant amounting to approximately 60% of the actual research and development and equipment expenditures on approved projects. No royalty obligations were required within the framework. As of December 31, 2003 Pharmos had received grants totaling $1,659,549 for this program which was completed and closed.

During 2003, the Company signed an agreement with Consortium Magnet to develop a supply of water-soluble prodrugs of lipophilic compounds that improve their bioavailability and biopharmaceutical properties. Under such agreement the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. During 2003, Pharmos was awarded a grant of $220,000.

CONDITIONS IN ISRAEL

A significant part of Pharmos' operations is conducted in Israel through its wholly owned subsidiary, Pharmos Ltd., and we are directly affected by economic, political and military conditions there.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, there has been an increase in the unrest and terrorist activity that began in September 2000 and has continued with varying levels of severity into 2004. We do not believe that the political and security situation has had any material negative impact on our business to date; however, the situation is volatile and we cannot be sure that security and political conditions will have no such effect in the future.

Many of our employees in Israel are obligated to perform military reserve duty. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of time of some of our employees due to military service.

Since 1997, Pharmos Ltd. has received funding from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade relating to various technologies for the design and development of drugs and diagnostic kits. This funding prohibits the transfer or license of know-how and the manufacture of resulting products outside of Israel without the permission of the Chief Scientist. Although we believe that the Chief Scientist does not unreasonably withhold this permission if the request is based upon commercially justified circumstances and any royalty obligations to the Chief Scientist are sufficiently assured, the matter is solely within his discretion and we cannot be sure that such consent, if requested, would be granted upon terms satisfactory to us or granted at all. Without such consent, we would be unable to manufacture any products developed by this research outside of Israel, which may greatly restrict any potential revenues from such products.

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

ITEM 2.  PROPERTIES

Pharmos is headquartered in Iselin, New Jersey, where it leases its executive offices and maintains clinical, regulatory and business development staff. Pharmos also leases facilities used in the operation of its research, development, pilot manufacturing and administrative activities in Rehovot, Israel. These facilities have been improved to meet the special requirements necessary for the operation of Pharmos' research and development activities. In the opinion of the management, these facilities are sufficient to meet the current and anticipated future requirements of Pharmos. In addition, management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities. The monthly lease obligations for our office space in 2004 are $17,433 for Iselin, New Jersey and $23,735 for Rehovot, Israel. The approximate square footage for Iselin, New Jersey and Rehovot, Israel are 10,403 and 21,600, respectively.

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

YEAR ENDED DECEMBER 31, 2003                 HIGH          LOW
----------------------------                -------      -------
1st Quarter...............................   $1.25        $0.76
2nd Quarter...............................    2.65         0.50
3rd Quarter...............................    2.95         1.46
4th Quarter...............................    5.02         2.35

YEAR ENDED DECEMBER 31, 2002                 HIGH          LOW
----------------------------                -------      -------
1st Quarter ..............................   $2.55        $1.68
2nd Quarter ..............................    1.73         0.89
3rd Quarter ..............................    1.55         0.73
4th Quarter ..............................    1.38         1.01

The high and low bid prices for the Common Stock during the first quarter of 2004 (through March 12, 2004) were $4.98 and $3.50, respectively. The closing price on March 12, 2004 was $4.21.

The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On February 23, 2004, there were approximately 489 record holders of the Common Stock of the Company and approximately 23,560 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in "street name".

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                  2003            2002            2001             2000              1999
                                              ------------    ------------    ------------     ------------      ------------
Revenues                                                --              --    $  4,298,441     $  5,098,504      $  3,279,397
Cost of Goods Sold
  (exclusive of depreciation & amortization)            --              --       1,268,589        1,875,955           994,617
Operating expenses                            $(16,034,146)   $(16,858,414)    (13,789,291)      (9,969,879)       (6,999,136)
Other (expense), income, net                 $ ( 2,679,517)   $   (426,409)     15,579,261       (1,236,872)           96,166
Income (Loss) Before Income
  Taxes                                        (18,713,663)    (17,284,823)      4,819,822*      (7,984,202)**     (4,618190)
Net (Loss) Income                              (18,485,865)    (17,069,600)      5,045,855       (7,984,202)       (4,618,190)
Dividend embedded in
  convertible preferred stock                           --              --              --               --                --
Preferred Stock dividends                               --              --              --               --           (22,253)
                                              ------------    ------------    ------------     ------------      ------------
Net income (loss) applicable to
  common shareholders                         $(18,485,865)   $(17,069,600)   $  5,045,855*    $ (7,984,202)**   $ (4,640,443)
                                              ============    ============    ============     ============      ============
Net income (loss) per share applicable
  to common shareholders - basic              $      (0.27)   $      (0.30)   $       0.09     $      (0.15)     $      (0.11)
                                              ============    ============    ============     ============      ============
Net income (loss) per share applicable
  to common shareholders - diluted            $      (0.27)   $      (0.30)   $       0.09     $      (0.15)     $      (0.11)
                                              ============    ============    ============     ============      ============

Total assets                                  $ 69,008,071    $ 24,686,682    $ 44,262,991     $ 30,783,109      $  7,791,294
                                              ============    ============    ============     ============      ============

Long term obligations                         $  4,783,339    $     10,000    $  5,847,951     $  7,680,872      $  1,277,565
                                              ============    ============    ============     ============      ============
Cash dividends declared                                 --              --              --               --                --

Average shares outstanding - basic              67,397,175      56,520,041      54,678,932       52,109,589        42,725,157

Average shares outstanding - diluted            67,397,175      56,520,041      55,298,063       52,109,589        42,725,157

----------
* includes a $16.3 million gain on sale of the ophthalmic product line in October 2001

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

Through the end of the third quarter of 2001, the Company generated revenues from product sales but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000, was not profitable in 2003 and 2002, and has incurred a cumulative net loss of $121.0 million through December 31, 2003. In 2001, the Company recorded a profit due the sale of its ophthalmic product line to Bausch & Lomb. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

CRITICAL ACCOUNTING POLICIES

The Company considers certain accounting policies related to the tax valuation allowance and asset impairments to be critical policies due to the estimation process involved in each.

IMPAIRMENT OF LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. Subsequent impairment assessments could result in future impairment charges. Any impairment charge would result in the reduction in the carrying value of long-lived assets and would reduce our operating results in the period in which the charge arose.

TAX VALUATION ALLOWANCE

The Company has assessed the future taxable income and has determined that a 100% deferred tax valuation allowance is deemed necessary. In the event the Company were to determine that it would be able to realize its deferred tax asset, an adjustment to the deferred tax asset would increase income in the period such determination is made.


RESULTS OF OPERATIONS

   Years Ended December 31, 2003 and 2002

Due to the sale of the Company's ophthalmic product line to Bausch & Lomb in October 2001, the Company recorded no product sales revenue and cost of sales during 2003 and 2002. Bausch & Lomb was the Company's marketing partner for its ophthalmic product line.

Total operating expenses decreased by $824,268 or 5%, from $16,858,414 in 2002 to $16,034,146 in 2003. The decrease in operating expense is primarily due to a reduction in consulting and professional fees. During 2002, the Company was preparing for the IND application with the FDA, which was ultimately allowed in February 2003. During 2003, the Company increased expenditures related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company's cannabinoid program to treat various central nervous system and inflammation-based conditions.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major product is the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in the U.S., Europe, Australia and Israel, and the cognitive impairment that can result from coronary surgery involving cardiopulmonary bypass operations. During 2003, the gross cost of the traumatic brain injury project was $10.6 million. Total costs since the traumatic brain injury project entered Phase II development in 1996 through December 31, 2003 were $35.4 million. In mid-March 2004, the Company completed enrollment of U.S. and international TBI patients. The principal costs of completing the project include collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the results of the study upon its conclusion, and the Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained, as well as the resources required to generate sales in such countries. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of traumatic brain injury is successfully completed, the Company may begin to earn revenues upon marketing approval as early as 2006; however, should our product candidate experience setbacks or should a product fail to achieve FDA or other regulatory approvals or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during 2003, the Company initiated a Phase II trial of dexanabinol as a preventive agent against the cognitive impairment (CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB) that was approved by Israel's Ministry of Health. Enrollment of patients undergoing CS-CPB in the trial are expected to be completed by Q2 2004. Gross expenses directly related to this project were $866,000 for the twelve months ended December 31, 2003.

Gross expenses for other research & development projects in earlier stages of development for the twelve months of 2003 and 2002 were $3,433,498 and $3,324,882, respectively. Research and development expenses, net of grants, for 2003 and 2002 were $11,632,959 and $12,337,840, respectively. The company received from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade grant money of $3,295,819 and $2,755,882 during 2003 and 2002, respectively, which reduced the research and development expenses.

Selling, general and administrative expenses decreased by $82,180 or 2%, from $3,828,750 in 2002 to $3,746,570 in 2003. The decrease is due to a reduction in consultant fees, investor relations and professional fees, which offset higher salaries and benefits, travel and board of director costs.

Depreciation and amortization expenses decreased by $37,207, or 5%, from $691,824 in 2002 to $654,617 in 2003. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net of interest and other expenses, increased by $2,253,108 from $426,409 in 2002 to $2,679,517 in 2003. The warrants issued in the March 2003 private placement offering are subject to the requirements under EITF 00-19 and thus are currently being accounted for as a liability. The value of the warrants are being marked to market each reporting period until exercised or expiration. The charge associated with these warrants amounted to approximately $1.8 million. Additionally, in accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial

Conversion Features or Contingently Adjustable Conversion Ratios ("BCF"), the Company recorded a charge of $1.8 million which was fully amortized at December 31, 2000 in connection with the issuance of convertible debt with a favorable conversion feature. In accordance with EITF 00-27, a net credit of $786,000 was recorded as interest income during the first quarter of 2003 to reverse the BCF previously recorded which was associated with the remaining balance of the September 2000 Convertible Debenture offering with a face amount of $3.5 million which was not converted. The lower average cash balance during 2003 resulted in a decrease in interest income of $268,987. Interest expense increased by $942,358 due to the $21 million financing of Convertible Debentures completed in September 2003.

During 2003, the Company recognized royalties of a non-material amount per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company's CEO.

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

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major product is the development of dexanabinol for the treatment of traumatic brain injury, which is currently involved in Phase III testing in the U.S., Europe, Australia and Israel, and the cognitive impairment that can follow coronary surgery under cardiopulmonary bypass operations. During 2002, the gross cost of the traumatic brain injury project was $10.0 million. Total costs since the traumatic brain injury project entered Phase II development in 1996 through December 31, 2002 were $24.8 million.

In addition, during 2002, the Company received approval from Israel's Ministry of Health to commence a Phase IIa trial of dexanabinol as a preventive agent against the cognitive impairment (CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB). Expenses directly related to this project were not material for the twelve months ended December 31, 2002.

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

Depreciation and amortization expenses decreased by $82,149, or 11%, from $773,973 in 2001 to $691,824 in 2002. The decrease is primarily due to amortization of the remaining balance of intangible assets in 2001. This increase was netted against an increase in depreciation expense related to laboratory equipment purchases.

Other income (expense), net of interest and other expenses, decreased by $16,005,670 from income of

$15,579,261 in 2001 to expense of $426,409 in 2002. The change is primarily due to a one-time gain of $16.3 million from the sale of the Company's ophthalmic product line to Bausch & Lomb that occurred in October 2001. The reported gain includes charges of $3.75 million representing the Company's maximum liability for the completion of the clinical development of LE-T, the final product resulting from the ophthalmic marketing relationship with Bausch & Lomb. Should LE-T gain FDA approval, the Company will receive additional gross proceeds up to a maximum of $12 million depending on the date of FDA approval and up to an additional $10 million based upon the achievement of certain sales goals. Also, the decrease was attributable to the lower debt payable at December 31, 2002 resulting from (i) the conversion from debt to equity in the first quarter of 2002 of $2.6 million of our Convertible Debentures issued in 2000, and (ii) the repayment of $2 million of the Convertible Debentures in the first quarter of 2002. This conversion and repayment resulted in lower interest expense. Interest income decreased by $445,005, which was primarily due to a lower average cash balance in 2002 than in 2001 combined with the decrease in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

While the Company recorded revenues since 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $121.0 million at December 31, 2003. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, the sale of a portion of our New Jersey State Net Operating Losses carryforwards, and interest income. Should the Company be unable to raise adequate financing in the future, long-term projects will need to be scaled back or discontinued.

The Company had working capital of $42.0 million as of December 31, 2003. Included in the current assets of $62.8 million is $49.4 million of cash and cash equivalents, and $11.2 million in restricted cash. As part of the September 2003 financing, the Company received a total of $16.0 million of restricted cash held in escrow, which will remain in escrow until either the Company's convertible debentures are converted into common shares of the Company by the investor or by the Company, or such funds are repaid by the Company or are used to fund acquisition(s) approved by the investors.

In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product that was submitted to the FDA for marketing approval in September 2003. The Company had no product sales beginning in the fourth quarter of 2001. Upon FDA approval, Bausch & Lomb will pay the Company up to an additional maximum gross proceeds of $12 million, with the actual payment price based on the date of FDA approval of this new combination therapy. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T and has an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million of the LE-T development cost, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb to Pharmos in October 2001. As a result of this transaction, the Company recorded a net gain of $16.3 million during the fourth quarter of 2001. In July 2003, the Company paid Bausch & Lomb $1.57 million of its liability for the LE-T development. As of December 31, 2003, Pharmos owes an additional $1.56 million as its share of these research and development related LE-T expenses. This amount is included as part of accounts payable at December 31, 2003, and represents the maximum amount Pharmos owes Bausch & Lomb. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to

Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

In September 2000, the Company completed a private placement of Convertible Debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million. The Convertible Debentures, which generated gross proceeds of $8 million, were due in February 2002 and carried a 6% interest payable semiannually in cash or common stock. In connection with the Convertible Debenture, the institutional investors also received warrants for the purchase of 276,259 common shares with a relative fair value of $725,000. The Convertible Debentures were convertible into common shares of the Company at the conversion price of $3.83 per share (or 2,088,775 common shares) and were convertible beginning October 31, 2000. Under certain limited anti-dilutive conditions, the conversion price may change. Until converted into common stock or the outstanding principal is repaid, the terms of the Convertible Debentures required the Company to deposit $4 million in an escrow account. The escrowed capital is shown as Restricted Cash on the Company's balance sheet at December 31, 2002 and was released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt. The issuance costs related to the Private Placement of approximately $1.4 million were capitalized and amortized over the life of the debt.

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

Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, require the Company to compute the Beneficial Conversion Feature ("BCF") of the convertible debt from the private placement of September 2000. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF was computed at approximately $1.8 million, all of which was amortized and included as interest expense in the year ending December 31, 2000. Additionally, the discount on the Convertible Debenture of approximately $800,000 was fully amortized by December 31, 2001.

During 2001, the Company paid $589,819 and issued 182,964 shares of the common stock of the Company to the investors in the convertible debenture. The payment of cash and stock was the option chosen by the Company and represents adjustments to the pricing based upon the Company's stock price during the adjustment period. Under the terms of the agreements, no further adjustments are due.

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

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of

$0.85 per share and approximately 1.1 million warrants at an exercise price of $1.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a derivative loss until exercised or expiration and amounted to $823,029 at December 31, 2003. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. A total of $936,156 was recorded as a credit to additional paid-in-capital in 2003 as a result of exercises and the recording of the initial value of the warrants.

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

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds will be used for working capital purposes, and $16.0 million will be available to fund acquisitions upon the approval of the investors. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 substantially equal monthly increments beginning March 31, 2004. Amounts converted into shares of Pharmos common stock will reduce the monthly redemption amount in inverse order of maturity. The $16.0 million earmarked for acquisition activity will be held in escrow until used or repaid. In connection with the financing, the Company also issued 5,514,705 three-year warrants (including 514,705 placement agent warrants) to purchase 5,514,705 shares of common stock at an exercise price of $2.04 per share. The issuance costs related to the convertible debentures of approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants were capitalized and are being amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $21.0 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount as a direct reduction to the face amount of the debt in accordance  with  APB  21.  The  discount  will  accrete  over  the  life of the outstanding debentures. The issuance costs allocated to the convertible debentures are being deferred and amortized to interest expense over the life of the debt. APB 21 also requires the Company to allocate the warrant costs between the convertible debentures and the transaction warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital. During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest. The Company issued 497,662 shares of common stock. As part of the escrow agreement, approximately $1,524,000 of restricted cash is available to be released to the Company.

The financing also addressed a possible concern Nasdaq raised informally relating to a possible violation of one of Nasdaq's corporate governance rules. Specifically, Nasdaq expressed a concern that the May 2003 private placement, when aggregated with Pharmos' March 2003 registered private placement, would have resulted in the possible issuance of more than 20% of Pharmos' outstanding securities at a price less than the applicable fair market value for such shares. Completion of the $21.0 million convertible debt financing had the effect of resolving any such Nasdaq concerns.

In December 2003, the Company completed a public offering. Pharmos sold 10,500,000 common shares at a purchase price of $2.75 per share for gross proceeds of $28,875,000. The stock was offered in a firm commitment underwriting pursuant to an existing shelf registration statement. The net proceeds of this offering to Pharmos were approximately $26.9 million. During January 2004, the underwriters exercised their over-allotment option in full to purchase an aggregate of 1,575,000 shares of Pharmos' common stock at a purchase price of $2.75 per share, less the underwriting discount. Total net proceeds from the offering, including $4.07 million from the exercise of the over-allotment option, were approximately $31.0 million.

In 2003, and 2002, the Company sold $2,096,487, and $5,561,838, respectively, of our State Net Operating Loss carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2003 and 2002 were $227,798 and $215,223, respectively and such amounts were recorded as a tax benefit in the statements of operations. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

COMMITMENTS AND LONG TERM OBLIGATIONS

As of December 31, 2003, we had the following contractual commitments and long term obligations:

                         2004          2005         2006        2007     THEREAFTER     TOTAL
                     -----------   -----------   ---------   ---------   ---------   -----------
Operating Lease
  Obligations        $   377,736   $    81,375   $  57,978   $  12,212   $      --   $   529,301
Other Long-Term
  Obligations         16,153,846     4,846,154          --          --          --    21,000,000
R&D commitments          928,130            --          --          --          --       928,130
                     -----------   -----------   ---------   ---------   ---------   -----------
   Grand total       $17,459,712   $ 4,927,529   $  57,978   $  12,212   $      --   $22,457,431

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants with six institutional investors, generating total gross proceeds of $21.0 million. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 equal monthly increments beginning March 31, 2004.

The R&D commitments represent scheduled professional fee payments for clinical services relating to the Phase III clinical study of dexanabinol for severe traumatic brain injury. One of the clinical service based agreements, if fully executed, currently totals $10.9 million and is not committed beyond 2004. Through December 31, 2003, the Company has recorded $9.0 million as an expense.

The Company has entered into various employment agreements. The terms of these employment agreements include one-year renewable terms and do not represent long term commitments of the Company.

Management believes that cash and cash equivalents of $49.4 million as of December 31, 2003, will be sufficient to support the Company's continuing operations beyond December 2004. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any within the company have been detected. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure control and procedures to monitor ongoing developments in this area.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, officers and key employees of the Company are as follows:

NAME                                   AGE    POSITION
----                                   ---    --------
Haim Aviv, Ph.D                         64    Chairman, Chief Executive Officer,
                                                 Chief Scientist and Director
Gad Riesenfeld, Ph.D                    60    President, Chief Operating Officer
Robert W. Cook                          48    Executive Vice President and
                                                 Chief Financial Officer
David Schlachet **                      58    Director
Mony Ben Dor                            58    Director
Georges Anthony Marcel, M.D., Ph.D **   63    Director
Elkan R. Gamzu, Ph.D **                 61    Director
Lawrence F. Marshall, M.D.              60    Director

** Members of the Audit Committee

Haim Aviv, Ph.D., is Chairman, Chief Executive Officer, Chief Scientist and a Director of the Company. In 1990, he co-founded Pharmos Corporation, a New York corporation ("Old Pharmos"), which merged into the Company in October 1992 (the "Merger"). Dr. Aviv also served as Chairman, Chief Executive Officer, Chief Scientist and a Director of Old Pharmos prior to the Merger. Dr. Aviv was the co-founder in 1980 of Bio-Technology General Corp. ("BTG"), a publicly-traded company engaged in the development of products using recombinant DNA, its General Manager and Chief Scientist from 1980 to 1985, and a Director and Senior Scientific Consultant until August 1993. Prior to that time, Dr. Aviv was a professor of molecular biology at the Weizmann Institute of Science. Dr. Aviv is the principal stockholder of Avitek Ltd. Dr. Aviv is also an officer and/or significant stockholder of several privately held Israeli biopharmaceutical and venture capital companies. Dr. Aviv is a member of the Board of Directors of Ben Gurion University at Beer-Sheva, Israel and Yeda Ltd. the commercial arm of the Weizmann Institute, Rehovot, Israel. Dr. Aviv holds a Ph.D. degree from the Weizmann Institute of Science.

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

David Schlachet, a Director of the Company from December 1994, served as the Chairman of Elite Industries Ltd. from July 1997 until June 2000. From January 1996 to June 1997, Mr. Schlachet served as the Vice President of the Strauss Group and Chief Executive Officer of Strauss Holdings Ltd, one of Israel's largest privately owned food manufacturers. He was Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel from 1990 to December 1995, and was responsible for the Institute's administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. Mr. Schlachet is a member of the Board of Directors of Harel Capital Markets (Israeli broker, underwriter and asset management firm), Israel Discount Bank Ltd., Hapoalim Capital Markets Ltd, Teldor Ltd. (software and computer company), Proseed Ltd., a Venture Capital investment company, Compugen Ltd. and Taya Investment Company Ltd. Mr. Schlachet also serves as the Managing Partner in Biocom, a V.C. Fund in the field of Life Science.

Mony Ben Dor, a director of the Company since September 1997, has been managing partner of Biocom, a V.C Fund in the field of Life Science since April 2000. Prior to that he was Vice President of the Israel Corporation Ltd. from May 1997, and Chairman of two publicly traded subsidiaries: H.L. Finance and Leasing and Albany Bonded International Trade. He was also a Director of a number of subsidiary companies such as Israel Chemicals Ltd., Zim Shipping Lines, and Tower Semi Conductors. From 1992-1997 Mr. Ben Dor was Vice President of Business Development for Clal Industries Limited, which is one of the leading investment groups in Israel. He was actively involved in the acquisition of companies including a portfolio of pharmaceutical companies, Pharmaceutical Resources Inc., Finetech Ltd., BioDar Ltd., to name a few. He served as a director representing Clal Industries in all of the acquired companies as well as other companies of Clal Industries. Prior to his position at Clal Industries, Mr. Ben Dor served as Business Executive at the Eisenberg Group of companies.

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

Elkan R. Gamzu, Ph.D., a Director of the Company since February 2000, is a consultant to the biotechnology and pharmaceutical industries and a Principal of the due diligence company BioPharmAnanlysis, LLC. Prior to becoming a consultant, Dr. Gamzu held a number of senior executive positions in the biotechnology and pharmaceutical industries, including President and Chief Executive Officer of Cambridge Neuroscience, Inc. from 1994 until 1998. Dr. Gamzu also served as President and Chief Operating Officer and Vice President of Development for Cambridge Neuroscience, Inc. from 1989 to 1994. Previously, Dr. Gamzu held a variety of senior positions with Warner-Lambert and Hoffmann-La Roche, Inc. In 2001 and 2002, Dr. Gamzu was part-time Interim VP, Development Product Leadership for Millennium Pharmaceuticals, Inc. Dr. Gamzu is a member of the Board of Directors of three other biotechnology companies: the publicly traded XTL Biopharmaceuticals Ltd. and the privately held biotechnology companies Neurotech S.A. of Paris, France and Hypnion, Inc. of Worcester, MA. Dr. Gamzu recently was appointed the Chairman of the Board of Directors of NeuroHealing Pharmaceuticals Incorporated.

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

ROLE OF THE BOARD; CORPORATE GOVERNANCE MATTERS

It is the paramount duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the Company on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors set standards to ensure that the Company is committed to business success through maintenance of the highest standards of responsibility and ethics.

Members of the Board bring to the Company a wide range of experience, knowledge and judgment. The governance structure in the Company is designed to be a working structure for principled actions, effective decision-making and appropriate monitoring of both compliance and performance. The key practices and procedures of the Board are outlined in the Corporate Governance Code of Conduct filed as an exhibit to this annual report on Form 10-K and are also available on the Company's website at www.pharmoscorp.com/investors.

BOARD COMMITTEES

The Board has a standing Compensation Committee, Governance and Nominating Committee and Audit Committee.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company's executive officers, including the Chief Executive Officer, and for administering the Company's stock option plans. Members of the Compensation Committee are Messrs. Ben Dor, Gamzu and Marshall.

The Governance and Nominating Committee, created by the Board in February 2004, assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess Board effectiveness and helps develop and implement the Company's corporate governance guidelines. Members of the Governance and Nominating Committee are Messrs. Ben Dor, Marcel and Schlachet.

The Audit  Committee  is  primarily  responsible  for  overseeing  the  services performed by the Company's independent auditors and evaluating the Company's accounting policies and its system of internal controls. Consistent with the Nasdaq audit committee structure and membership requirements, the Audit Committee is comprised of three members: Messrs. Gamzu, Marcel and Schlachet, all of whom are independent directors. While more than one member of the Company's Audit Committee qualifies as an "audit committee financial expert" under Item 401(h) of Regulation S-K, Mr. David Schlachet, the Committee chairperson, is the designated audit committee financial expert. Mr. Schlachet is considered "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Audit Committee, Compensation Committee and Governance and Nominating Committee each operate under written charters adopted by the Board. These charters are filed as exhibits to this annual report on Form 10-K and are also available on the Company's website at www.pharmoscorp.com/investors.

CODE OF ETHICS

As part of our system of corporate governance, our Board of Directors has adopted a Code of Ethics and Business Conduct that is applicable to all employees and specifically applicable to our chief executive officer, president, chief financial officer and controllers. The Code of Ethics and Business Guidelines are filed as exhibits to this Annual Report on Form 10-K and is also available on our website at www.pharmoscorp.com/investors. We intend to disclose any changes in or waivers from our Code of Ethics and Business Conduct by filing a Form 8-K or by posting such information on our website.

SECTION 16 FILINGS

No person who, during the fiscal year ended December 31, 2003, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock which is the only class of securities of the Company registered under
Section 12 of the Securities Exchange Act of 1934 (the "Act"), a "Reporting Person" failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the total compensation of the Chief Executive Officer of the Company in 2003 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2003.

                                   ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                               --------------------------                   ----------------------
                                                                                          STOCK
NAME/                                                                       RESTRICTED  UNDERLYING
PRINCIPAL POSITION             YEAR    SALARY      BONUS         OTHER        STOCK      OPTIONS
------------------             ----   --------   --------     -----------   ----------  ----------
Haim Aviv, Ph.D
Chairman, Chief                2003   $281,400   $ 50,000     $ 21,928(1)                200,000
Executive Officer, and         2002   $289,459   $100,000     $ 19,833(1)                150,000
Chief Scientist                2001   $268,000   $ 80,000     $  2,844                   100,000


Gad Riesenfeld, Ph.D
President and                  2003   $234,965   $ 40,000     $ 60,743(2)                135,000
Chief Operating Officer        2002   $255,157   $ 80,000     $ 74,924(2)                100,000
                               2001   $209,790   $ 42,000     $ 56,556(2)                 50,000


Robert W. Cook
Executive Vice President       2003   $222,264   $ 37,500     $ 24,608(1)                115,000
and Chief Financial Officer    2002   $222,264   $ 75,000     $ 15,338(1)                 80,000
                               2001   $198,450   $ 40,000     $ 15,338(1)                 40,000

----------
(1)   Consists of contributions to insurance premiums and car allowance.

(2) Consists of housing allowance, contributions to insurance premiums, car allowance and car expense.


The following tables set forth information with respect to the named executive officers concerning the grant and exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2003

                          COMMON
                           STOCK     % OF TOTAL
                        UNDERLYING     OPTIONS     EXERCISE
                         OPTIONS      GRANTED TO   PRICE PER
                         GRANTED      EMPLOYEES      SHARE      EXPIRATION DATE
                        ----------   -----------   ---------    ---------------
Haim Aviv, Ph.D          187,500        24.4%      $   1.02      Feb 18, 2013
Gad Riesenfeld, Ph.D     125,000        16.3%      $   1.02      Feb 18, 2013
Robert W. Cook           100,000        13.0%      $   1.02      Feb 18, 2013


AGGREGATED OPTION EXERCISES FOR THE YEAR ENDED DECEMBER 31, 2003 AND OPTION VALUES AS OF DECEMBER 31, 2003:

                                                                               VALUE OF UNEXERCISED
                         NUMBER OF                  NUMBER OF UNEXERCISED     IN-THE-MONEY OPTIONS AT
                          SHARES                OPTIONS AT DECEMBER 31, 2003     DECEMBER 31, 2003
                        ACQUIRED ON    VALUE    ---------------------------- -------------------------
NAME                     EXERCISE    REALIZED    EXERCISABLE UNEXERCISABLE   EXERCISABLE UNEXERCISABLE
--------------------    -----------  --------    ----------- -------------   ----------- -------------
Haim Aviv, Ph.D               --           --      555,001      346,875       $635,276     $681,250
Gad Riesenfeld, Ph.D      50,000      $62,500      273,083      221,250       $269,978     $440,625
Robert W. Cook            40,000      $50,000      188,750      176,250       $199,450     $352,500

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

As of December 31, 2003, 3,791,449 options to purchase shares of the Company's Common Stock were outstanding under various option plans, 723,942 of which are non-qualified options. During 2003, the Company granted 967,500 options to purchase shares of its Common Stock to employees and directors, of which 200,000 are non-qualified options.

A summary of the various established stock option plans is as follows:

1992 PLAN. The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate would again be available for options to be issued under the 1992 Plan. As of December 31, 2003, there were 277,086 options outstanding to purchase the Company's Common Stock under this plan. Each option granted which is outstanding under the 1992 plan as of December 31, 2003 expires on October 31, 2005.

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

The total number of shares reserved for issuance under the 2001 Plan is 500,000 shares. Under the 2001 Plan, for any given calendar year, a participating employee can only be granted Rights to purchase that number of shares which, when multiplied by the exercise price of the Rights, does not exceed more than 10% of the employee's base pay. The Company contemplates that payroll deductions generally will be used by participating employees to acquire the shares covered by their Rights. From inception to December 31, 2003, the Company issued 53,303 shares of its common stock through the 2001 Plan. During 2003, the Company issued 29,919 shares of its common stock through the 2001 Plan.

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

1997 EMPLOYEES AND DIRECTORS WARRANTS PLAN

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 1,030,000 Warrants to purchase 1,030,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 955,000 were granted at an exercise price of $1.59 per share and 75,000 were granted and an exercise price of $1.66 per share (together, the "1997 Employees Warrants"). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 100,000 Warrants to purchase 100,000 shares of Common Stock were granted to directors of the Company at an exercise price of $1.59 per share (the "1997 Directors Warrants") on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2007. At December 31, 2003, there were 486,500 1997 Employees Warrants at $1.59, no 1997 Employees Warrants at $1.66 and 5,000 1997 Directors Warrants at $1.59 outstanding.

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

EMPLOYMENT/CONSULTING CONTRACTS/DIRECTORS' COMPENSATION

Haim Aviv, Ph.D. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one-year employment/consulting agreement for Dr. Aviv, as Chairman of the Board and Chief Executive Officer of the Company. Dr. Aviv has agreed to devote a majority of his business time to the Company and to Pharmos Ltd. The agreement provides for automatic one year renewals unless either the Company terminates the agreement at least 180 days prior to the scheduled expiration date during the initial one year term (and 90 days for subsequent terms) or Dr. Aviv terminates the agreement at least 60 days prior to the scheduled expiration date. Dr. Aviv's base compensation for 2003 was $281,400, to be allocated between the Company and Pharmos Ltd., and his base salary for 2004, effective January 1, is $298,284, to be allocated between the Company and Pharmos Ltd. The Company also agreed to make available for Dr. Aviv's benefit following his death, termination of employment for disability or retirement at the age of at least 62 an amount equal to the cost of insurance premiums the Company would otherwise have incurred to obtain and maintain a "split-dollar" life insurance policy on his life (approximately $10,000 per year, accruing interest at 8% per year). In addition, the Company agreed to pay, in lieu of contributing to other benefits plans on his behalf, an amount equal to an aggregate of approximately 21% of his base compensation toward the "Management Insurance Scheme" managed by the government of Israel for members of management of Israeli companies.

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

Gad Riesenfeld, Ph.D. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one year employment agreement for Dr. Riesenfeld, as full-time President and Chief Operating Officer of the Company. Dr. Riessenfeld's base compensation for 2003 was $234,965, and his base salary for 2004, effective January 1, is 249,063.

The other provisions of Dr. Riesenfeld's employment agreement relating to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations are substantially similar to those included in Dr. Aviv's employment agreement, as described above, except that the Company's contribution to the "Management Insurance Scheme" on Dr. Riesenfeld's behalf is approximately 16%. In addition, the Compensation Committee and the Board of Directors in April 2001 also authorized an amendment to Dr. Riesenfeld's employment agreement to provide that if the Company hires a new Chief Executive Officer, Dr. Riesenfeld will be awarded, at the time of commencement of employment, a one-time stock option grant equal to the highest grant he received during the previous three years, in addition to his annual stock option awards. In addition, any termination by the Company within 12 months after such commencement of employment will require 180 days' prior written notice to Dr. Riesenfeld and will entitle him to severance pay equal to 12 months of base salary. In such circumstances, any resignation by Dr. Riesenfeld within 12 months thereafter other than for "good reason" (as defined in his employment agreement) will require 90 days' prior written notice by Dr. Riesenfeld and will entitle him to 12 months of base salary. The amendment to his employment agreement also provides that Dr. Riesenfeld will act as an unpaid consultant to the Company for a one year period following any such termination or resignation.

Robert W. Cook. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one year employment agreement for Mr. Cook, as full-time Vice President Finance and Chief Operating Officer of the Company. Mr. Cook's base compensation for 2003 was $222,264, and his base salary for 2004, effective January 1, is $235,600. The other provisions of Mr. Cook's employment agreement relating to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv's employment agreement, as described above, except that Mr. Cook does not participate in the "Management Insurance Scheme" of the Company's Israeli subsidiary. In October 2003 the Company and Mr. Cook agreed to an amendment of his employment agreement that terminated a related Split Dollar Agreement dated September 20, 2000. The Company forgave the loans made to Mr. Cook used to pay "whole life" insurance premiums for his benefit covered by such Agreement, granted him a one-time cash bonus of $8,500 to partially offset the income tax effects of such forgiveness, and agreed to pay or reimburse future insurance premium payments and the income tax effects thereof via an annual executive bonus, provided that each such executive bonus payment shall not exceed the annual payment of $10,538 previously made by the Company on Mr. Cook's behalf under the Split Dollar Agreement.

Elkan R. Gamzu, Ph.D. In January 2000, the Company entered into a consulting agreement with Dr. Gamzu with a term of one year (subject to extension by written agreement of the Company and Dr. Gamzu), pursuant to which Dr. Gamzu may provide certain assistance and consulting services to the Company as and when needed. The agreement provides for compensation on a per diem basis in connection with the provision of such assistance and consulting services at the rate of $3,000 per day. In 2003, the Company paid $7,500 to Dr. Gamzu pursuant to the consulting agreement.

The Company also entered into a consulting agreement with another of our Directors, Dr. Georges Anthony Marcel, pursuant to which Dr. Marcel may provide certain assistance and consulting services to the Company as and when needed. In 2003, the Company paid $15,844 to Dr. Marcel pursuant to the consulting agreement.

Drs. Gamzu and Marcel are not currently providing any consulting services to the Company and are not receiving any remuneration other than the customary fees received by all Directors of the Company.

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

In February 2004, the Board of Directors adopted the recommendation of the Compensation Committee to increase Board compensation to two payments of $4,000 each per annum (a total of $8,000), to increase attendance at board, committee or shareholder meetings to $1,500 per meeting (only one payment per day, regardless of the number of meetings attended), to provide for separate additional payments to members of the Audit Committee of $2,000 per meeting, even if other meetings are held on the same day, to increase the initial stock option grants for new independent directors to 35,000 options and to increase the annual option grant to such directors to 25,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of February 23, 2004, by
(i) each person who was known by the Company to own beneficially more than 5% of any class of the Company's Common Stock, (ii) each of the Company's Directors, and (iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.

                                                   AMOUNT OF
NAME AND ADDRESS OF                               BENEFICIAL      PERCENTAGE OF
BENEFICIAL OWNERSHIP                               OWNERSHIP        TOTAL (1)
--------------------                              ----------      -------------
Haim Aviv, Ph.D. (2)                               1,601,008          1.8%
c/o Pharmos Ltd.
Kiryat Weitzman
Rehovot 76326, Israel

David Schlachet (3)                                   61,250             *
BioCom (Management) Limited
40 Einstein St., Ramat Aviv Tower
Tel-Aviv 69102, Israel

Mony Ben Dor (3)                                      60,000*            *
BioCom (Management) Limited
40 Einstein St., Ramat Aviv Tower
Tel-Aviv 69102, Israel

Georges Anthony Marcel M.D., Ph.D.(3)                 53,750*            *
TMC Development
9, rue de Mesnil
75116 Paris, France

Elkan R. Gamzu, Ph.D. (3)                             50,000*            *
enERGetics
199 Wells Avenue, Suite 302
Newton, MA 02459

Lawrence F. Marshall, M.D. (3)                        18,125             *
University of California, San Diego
Regents Court Bldg., Suite 200
4130 LaJolla Village Drive
LaJolla, CA 92037-1480

All Directors and                                  2,425,216          2.8%
Executive Officers as a group
(8 persons)(4)

----------
* Indicates ownership of less than 1%.

(1)  Based  on  87,913,692  shares  of  Common  Stock  outstanding,   plus  each
     individual's currently exercisable warrants or options. Assumes that no other individual will exercise any warrants and/or options.

(2) Includes of currently exercisable options and warrants to purchase 710,626 shares of Common Stock, plus 276,153 shares of Common Stock

(3) Consists of currently exercisable options and warrants to purchase Common Stock.

(4) Based on the number of shares of Common Stock outstanding, plus 1,6657,084 currently exercisable warrants and options held by the Directors and executive officers.


Drs. Gamzu and Marcel are not currently providing any consulting services to the Company and are not receiving any remuneration other than the customary fees received by all Directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2000, the Company entered into a consulting agreement with one of our Directors, Dr. Elkan Gamzu, for a term of one year (subject to extension by written agreement of the Company and Dr. Gamzu), pursuant to which Dr. Gamzu may provide certain assistance and consulting services to the Company as and when needed. The agreement provides for compensation on a per diem basis in connection with the provision of such assistance and consulting services at the rate of $3,000 per day. In 2003, the Company paid $7,500 to Dr. Gamzu pursuant to the consulting agreement.

The Company also entered into a consulting agreement with another of our Directors, Dr. Georges Anthony Marcel, pursuant to which Dr. Marcel may provide certain assistance and consulting services to the Company as and when needed. In 2003, the Company paid $15,844 to Dr. Marcel pursuant to the consulting agreement.

In December 2001, the Company's Pharmos Ltd. subsidiary renewed a License Agreement with Herbamed, Ltd., a company controlled by Dr. Haim Aviv, the Company's Chairman and Chief Executive Officer. The License Agreement, originally entered into in May 1997, licenses to Herbamed the Company's patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 6% on net sales of up to $20 million, 5% on net sales between $20 million and $50 million and 4% on net sales in excess of $50 million. During 2003, the Company recognized royalties of a non-material amount per the licensing agreement with Herbamed.

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

Dr. Aviv was not involved with either party in negotiating the terms of the License Agreement with Herbamed. Pharmos Ltd. concluded that the royalty rates and other terms of the License Agreement are commercially reasonable to it, and the Board of the Company ratified the License Agreement.

In October 2003 and in accordance with provisions of the Sarbanes-Oxley legislation circumscribing the practice of company loans to executive officers, Pharmos entered into an agreement with Robert W. Cook, Executive Vice President and Chief Financial Officer, forgiving the loans made to him since 2001 used to pay "whole life" insurance premiums for his benefit and granting Mr. Cook a special one-time cash bonus of no more than $8,500 in recognition of the fact that such loan forgiveness resulted in Mr. Cook recognizing additional non-cash taxable income in 2003 of approximately $21,000. The Company also agreed either to pay directly or reimburse Mr. Cook for future premium payments on his existing "whole life" insurance policy acquired in 2001 for his benefit by the Corporation and to grant to him an annual special cash bonus, in addition to his regular annual bonus, sufficient to account for the tax effects to him of such reimbursement or direct payment by the Corporation; provided that the sum of such premium payments and special cash bonus in each year does not exceed the aggregate annual payments previously made by the Company on Mr. Cook's behalf for his split-dollar insurance policy.

The Herbamed License Agreement was approved by Pharmos' Board of Directors and the Cook loan forgiveness agreement were approved by Pharmos' Compensation Committee. Both agreements also were subsequently ratified by the Audit Committee.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

The Audit Committee has selected PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as the Company's independent auditors for the fiscal year ending December 31, 2003, and our Board of Directors has directed that management submit the selection of independent auditors for ratification by the stockholders at the Meeting. PricewaterhouseCoopers has audited the financial statements of the Company and its predecessors for more than ten years and has advised the Company that it does not have any material financial interests in, or any connection with (other than as independent auditors, tax advisors and management consultants), the Company.

AUDIT FEES

Aggregate fees for professional services rendered by PricewaterhouseCoopers in connection with its audit of the Company's consolidated financial statements as of and for the years ended December 31, 2003 and 2002, its reviews of the Company's unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $353,000 and $240,000, respectively.

TAX FEES

Aggregate fees for professional services rendered by PricewaterhouseCoopers in connection with its income tax compliance and related tax services for the years ended December 31, 2003, and 2002 were $80,000 and $15,000, respectively.

ALL OTHER FEES

There were no other professional services rendered by PricewaterhouseCoopers.

Stockholder ratification of the selection of PricewaterhouseCoopers as the Company's independent auditors is not required by the Bylaws or otherwise. However, the Board is submitting the selection of PriceWaterhouseCoopers to the stockholders for ratification as a matter of corporate practice. If the stockholders fail to ratify the selection, the Audit Committee or the Board will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee or the Board in its discretion may direct the appointment of a different independent accounting firm at any time during the year if the Audit Committee or the Board determines that such a change would be in the best interests of the Company and its stockholders.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits

(1) FINANCIAL STATEMENTS

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 2003 and 2002

         Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

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

     4 (c) Form of Stock Purchase Warrant dated as of March 31, 1997 between the Company and the Investor (Incorporated by reference to Form S-3 Registration Statement of the Company dated March 5, 1998 [No. 333-47359]).

     4(d) Form of Common Stock Purchase Warrant exercisable until September 1, 2005 (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 11, 2000).

     4(e)         Form of placement agent warrant with Ladenburg  Thalmann & Co.
                  Inc. (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

     4(f) Form of placement agent warrant with SmallCaps OnLine LLC (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

     4(g)         Form  of  consulting   warrant  with   SmallCaps   OnLine  LLC
                  (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

     4(h) Certificate of Designation, Rights Preferences and Privileges of Series D Preferred Stock of the Company (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 24, 2002).

     4(i) Rights Agreement dated as of October 23, 2002 between the Company and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 24,
                  2002).

     4(j) Form of Investor Warrant dated March 4, 2003 (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 4, 2003).

     4(k)         Form  of  Placement   Agent's  Warrant  dated  March  4,  2003
                  (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 4, 2003).

     4(l) Registration Rights Agreement dated as of May 30, 2003 between the Company and the purchasers. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 3, 2003).

     4(m) Form of Investor Warrant dated June 2, 2003 (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 3, 2003).

     4(n) Securities Purchase Agreement dated as of September 26, 2003 between the Company and the purchasers identified on the signature pages thereto 2003 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 30, 2003).

     4(o)         Form  of  4%   convertible   debenture   due  March  31,  2005
                  (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 30, 2003).

     4(p) Registration Rights Agreement dated as of September 26, 2003 between the Company and the purchasers signatory thereto (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 30, 2003).

     4(q)         Form  of  Common  Stock  Purchase  Warrant   (Incorporated  by
                  reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 30, 2003).

     4(r) Escrow Agreement dated as of September 26, 2003 between the Company, the purchasers signatory thereto and Feldman Weinstein LLP (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 30,
                  2003).

     4(s)         Form  of  Placement   Agent  Common  Stock  Purchase   Warrant
                  (Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 30, 2003).


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

     10(d) 1992 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix F to the Joint Proxy Statement/Prospectus). **

     10(e) 1997 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix B to the Proxy Statement on Form 14A filed November 5, 1997). **

     10(f) Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Haim Aviv.**

     10(g) Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Gad Riesenfeld.**

     10(h) Amendment of Employment Agreement dated as of April 23, 2001, between Pharmos Corporation and Gad Riesenfeld.**

     10(i) Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Robert W. Cook.**

     10(j) 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement on Form 14A filed on June 6, 2001).**

     10(k) Asset Purchase Agreement between Bausch & Lomb Incorporated and Pharmos Corporation dated October 9, 2001 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 16, 2001).

     10(l) License Assignment and Amendment Agreement dated as of October 9, 2001 by and among Dr. Nicholas S. Bodor, Pharmos Corporation and Bausch & Lomb Incorporated (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October 16, 2001).

     10(m) Amendment No. 1 to Asset Purchase Agreement dated as of December 28, 2001 between Bausch & Lomb Incorporated and Pharmos Corporation

     10(n)*** License Agreement dated as of December 18, 2001 between Pharmos Ltd. and Herbamed Ltd. (Incorporated by reference to
                  Exhibit 10(p) to the Annual Report on Form 10-K for year ended December 31, 2002).

     10(o)*** Amended and Restated 2000 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for year ended December 31,
                  2002).**

     10(p) Underwriting Agreement dated as of December 16, 2003 between the Company and C.E. Unterberg, Towbin and Harris Nesbitt Corp. LLP (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on December 19,
                  2003).

14  Code of Ethics

     14(a)***     Pharmos Corporation Code of Ethics and Business Conduct


21   Subsidiaries of the Registrant

     21(a) Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23   Consents of Experts and Counsel

     23(a) ***    Consent of PricewaterhouseCoopers LLP

31  Rule 13a-14(a)/15d-14(a) Certifications
     31(a)***     Certification of Chief Executive Officer
     31(b)***     Certification of Chief Financial Officer

32  Section 1350  Certifications
     32(a)*** Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

99  Additional Exhibits
     99(a)***     Pharmos Corporation Corporate Governance Guidelines
     99(b)***     Amended and Restated Charter, Audit Committee
     99(c)***     Charter, Compensation and Stock Option Committee
     99(d)***     Charter, Governance and Nominating Committee

----------
(1) Confidential information is omitted and identified by a * and filed separately with the SEC.

(**) This document is a management contract or compensatory plan or arrangement.

(***) Filed herewith.

(b) Reports on Form 8-K

     1.  Current Report filed on December 16, 2003; Item 5 was reported.

     2.  Current Report filed on December 19, 2003; Item 5 was reported.

     3.  Current Report filed on January 5, 2004; Item 5 was reported.

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

     Date: March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                   TITLE                              DATE
---------                                   -----                              ----
/s/ Robert W. Cook                    Chief Financial Officer (Principal    March 15, 2004
-------------------------             Financial and Accounting Officer),
Robert W. Cook                        and Secretary

/s/ David Schlachet                   Director                              March 15, 2004
-------------------------
David Schlachet

/s/ Mony Ben Dor                      Director                              March 15, 2004
-------------------------
Mony Ben Dor

/s/ Georges Anthony Marcel            Director                              March 15, 2004
-------------------------
Georges Anthony Marcel, M.D., Ph.D.

/s/ Elkan R. Gamzu                    Director                              March 15, 2004
-------------------------
Elkan R. Gamzu, Ph.D.

/s/ Lawrence F. Marshall              Director                              March 15, 2004
-------------------------
Lawrence F. Marshall, M.D.

                               PHARMOS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors                                               F-2
Consolidated balance sheets as of December 31, 2003 and 2002                 F-3
Consolidated statements of operations for the years ended
       December 31, 2003, 2002 and 2001                                      F-4
Consolidated statements of changes in shareholders' equity
       for the years ended December 31, 2003, 2002 and 2001                  F-5
Consolidated statements of cash flows for the years ended
       December 31, 2003, 2002 and 2001                                      F-6
Notes to consolidated financial statements                                   F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and
Shareholders of Pharmos Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly in all material respects, the financial position of Pharmos Corporation and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
New York, New York
February 6, 2004, except for the last paragraph of Note 19 which is dated March 3, 2004.

PHARMOS CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                             DECEMBER 31,
                                                                    ------------------------------
                                                                         2003             2002
                                                                    -------------    -------------
Assets
Current assets
    Cash and cash equivalents                                       $  49,369,250    $  19,579,287
    Restricted cash                                                    11,192,312        2,199,999
    Other receivables                                                     681,245          698,800
    Debt issuance costs                                                   967,402               --
    Prepaid expenses and other current assets                             585,020          323,991
                                                                    -------------    -------------
        Total current assets                                           62,795,229       22,802,077
Fixed assets, net                                                       1,255,096        1,792,322
Restricted cash                                                         4,907,686           60,000
Other assets                                                               20,589           32,283
Debt issuance costs                                                        29,471               --
                                                                    -------------    -------------
            Total assets                                            $  69,008,071    $  24,686,682
                                                                    =============    =============
Liabilities and Shareholders' Equity
Current liabilities
    Accounts payable                                                $   3,005,461    $   3,742,460
    Accrued expenses                                                    1,751,200        3,241,581
    Warrant liability                                                     823,029               --
    Accrued wages and other compensation                                1,486,529          999,647
    Convertible debentures, net                                        13,702,412        3,446,658
                                                                    -------------    -------------
            Total current liabilities                                  20,768,631       11,430,346
Other liability                                                            10,000           10,000
Convertible debentures, net                                             4,773,339               --
                                                                    -------------    -------------
        Total liabilities                                              25,551,970       11,440,346
                                                                    -------------    -------------
Commitments and Contingencies (Note 15)
Shareholders' equity
    Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding
    Common stock, $.03 par value; 110,000,000 shares authorized,
            85,554,016 and 56,560,660 shares outstanding
            (excluding $426 (14,189 shares in 2003 and in 2002
            held in Treasury) in 2003 and 2002, respectively            2,566,621        1,696,820
        Deferred compensation                                             (66,660)        (119,988)
        Paid in capital                                               161,960,059      114,187,558
        Accumulated deficit                                          (121,003,919)    (102,518,054)
                                                                    -------------    -------------
            Total shareholders' equity                                 43,456,101       13,246,336
                                                                    -------------    -------------
            Total liabilities and shareholders' equity              $  69,008,071    $  24,686,682
                                                                    =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                     YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2003            2002             2001
                                                           ------------    ------------    ------------
Revenues
              Product sales                                          --              --    $  4,218,441
              License fee                                            --              --          80,000
                                                           ------------    ------------    ------------
Total Revenues                                                       --              --       4,298,441
Cost of Goods Sold (exclusive of depreciation
                    and amortization shown below)                    --              --       1,268,589
                                                           ------------    ------------    ------------
Expenses
              Research and development, net                $ 11,632,959    $ 12,337,840       9,349,025
              Selling, general and administrative             3,746,570       3,828,750       3,666,293
              Depreciation and amortization                     654,617         691,824         773,973
                                                           ------------    ------------    ------------
                    Total operating expenses                 16,034,146      16,858,414      13,789,291
                                                           ------------    ------------    ------------
Loss from operations                                        (16,034,146)    (16,858,414)    (10,759,439)
                                                           ------------    ------------    ------------
Other (expense) income
              Interest income                                 1,051,242         534,229         979,234
              Other (expense) income, net                       (56,362)         12,218          28,509
              Derivative loss                                (1,759,183)             --              --
              Interest expense                               (1,915,214)       (972,856)     (1,713,806)
              Gain from sale of LE product line (Note 4)             --              --      16,285,324
                                                           ------------    ------------    ------------
                    Other (expense) income, net              (2,679,517)       (426,409)     15,579,261
                                                           ------------    ------------    ------------
(Loss) income before income taxes                           (18,713,663)    (17,284,823)      4,819,822
Income tax benefit                                             (227,798)       (215,223)       (226,033)
                                                           ------------    ------------    ------------
Net (loss) income                                          $(18,485,865)   $(17,069,600)   $  5,045,855
                                                           ------------    ------------    ------------
Net (loss) income per share - basic                        $       (.27)   $       (.30)   $        .09
                                                           ============    ============    ============
Net (loss) income per share - diluted                      $       (.27)   $       (.30)   $        .09
                                                           ============    ============    ============
Weighted average shares outstanding - basic                  67,397,175      56,520,041      54,678,932
                                                           ============    ============    ============
Weighted average shares outstanding - diluted                67,397,175      56,520,041      55,298,063
                                                           ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

PHARMOS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (NOTES 9 & 10)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                                       PAID-IN
                                                           COMMON STOCK              DEFERRED        CAPITAL IN       ACCUMULATED
                                                    SHARES           AMOUNT        COMPENSATION     EXCESS OF PAR       DEFICIT
                                                 -------------    -------------    -------------    -------------    -------------
December 31, 2000                                   54,082,253    $   1,622,467    $           0    $ 108,965,351    $ (90,494,309)
Warrant and option exercises                         1,109,446           33,283                         2,384,259
Option issuances for consultant compensation                                             (50,175)         189,893
Stock option issuances below fair market value                                          (172,969)         207,563
Issuance of Common Stock and adjustments in
   connection with private equity sale, net
   of fees of $5,924                                   182,964            5,489                          (595,308)
Net income                                                                                                               5,045,855
                                                 -------------    -------------    -------------    -------------    -------------
December 31, 2001                                   55,374,663        1,661,239         (223,144)     111,151,758      (85,448,454)
Option issuances for consultant compensation                                              50,175           13,362
Amortization of stock option issuances below
   fair market value                                                                      52,981
Accretion of fair value of refinanced debt                                                                420,221
Stock adjustment                                       (40,583)          (1,217)                            1,092
Issuance of Common Stock - Employee
   Stock Purchase Plan                                  23,284              699                            20,057
Conversion of convertible debt and interest
   to equity                                         1,217,485           36,525                         2,581,068
Net loss                                                                                                               (17,069,600)
                                                 -------------    -------------    -------------    -------------    -------------
December 31, 2002                                   56,574,849        1,697,246         (119,988)     114,187,558     (102,518,054)
Warrant and option exercises                         3,992,845          119,785                         6,178,229
Warrant derivative adjustments                                                                            936,156
Option issuances for consultant compensation                                                               56,866
Amortization of stock option issuances below
   fair market value                                                                      53,328
Accretion of fair value of refinanced debt                                                                 68,808
Reversal of benefit conversion feature                                                                   (786,000)
Issuance of Common Stock - Employee
   Stock Purchase Plan                                  29,919              898                            38,993
Issuance of Common Stock - public offering
   sales, net of fees of $2,012K                    10,500,000          315,000                        26,548,131
Issuance of warrants  with  Convertible
   Debenture offering, net of fees of $277K                                                             3,663,949
Issuance of Common Stock - private equity
   sales, net of fees of $892K                      14,470,592          434,118                        11,067,369
Net loss                                                                                                               (18,485,865)
                                                 -------------    -------------    -------------    -------------    -------------

December 31, 2003                                   85,568,205    $   2,567,047    $     (66,660)   $ 161,960,059    $(121,003,919)
                                                 =============    =============    =============    =============    =============


                                                                                       TOTAL
                                                          TREASURY STOCK           SHAREHOLDERS'
                                                     SHARES           AMOUNT          EQUITY
                                                  -------------   -------------    -------------
December 31, 2000                                        18,356   $        (551)   $  20,092,958
Warrant and option exercises                                                           2,417,542
Option issuances for consultant compensation                                             139,718
Stock option issuances below fair market value                                            34,594
Issuance of Common Stock and adjustments in
   connection with private equity sale, net
   of fees of $5,924                                                                    (589,819)
Net income                                                                             5,045,855
                                                  -------------   -------------    -------------
December 31, 2001                                        18,356            (551)      27,140,848
Option issuances for consultant compensation                                              63,537
Amortization of stock option issuances below
   fair market value                                                                      52,981
Accretion of fair value of refinanced debt                                               420,221
Stock adjustment                                        (4,167)             125               --
Issuance of Common Stock - Employee
   Stock Purchase Plan                                                                    20,756
Conversion of convertible debt and interest
   to equity                                                                           2,617,593
Net loss                                                                             (17,069,600)
                                                  -------------   -------------    -------------
December 31, 2002                                        14,189            (426)      13,246,336
Warrant and option exercises                                                           6,298,014
Warrant derivative adjustments                                                           936,156
Option issuances for consultant compensation                                              56,866
Amortization of stock option issuances below
   fair market value                                                                      53,328
Accretion of fair value of refinanced debt                                                68,808
Reversal of benefit conversion feature                                                  (786,000)
Issuance of Common Stock - Employee
   Stock Purchase Plan                                                                    39,891
Issuance of Common Stock - public offering
   sales, net of fees of $2,012K                                                      26,863,131
Issuance of warrants  with  Convertible
   Debenture offering, net of fees of $277K                                            3,663,949
Issuance of Common Stock - private equity
   sales, net of fees of $892K                                                        11,501,487
Net loss                                                                             (18,485,865)
                                                  -------------   -------------    -------------

December 31, 2003                                        14,189   $        (426)   $  43,456,101
                                                  =============   =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PHARMOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        2003            2002             2001
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
      Net (loss) income                                             $(18,485,865)   $(17,069,600)   $  5,045,855
      Adjustments to reconcile net (loss) income to net
          cash flow used in operating activities:
              Depreciation and amortization                              654,617         691,824         773,973
              Reversal of beneficial conversion feature                 (786,000)             --              --
              Change in the value of warrants                          1,759,184              --              --
              Amortization of debt discount and issuance costs         1,431,425         312,391       1,216,398
         Amortization of fair value of change in convertible debt         68,808         420,221              --
              Option issuances - consultant compensation                  56,866          63,537         139,718
              Stock options issued below fair market value                53,328          52,981          34,594
              Gain from sale of LE product line                               --              --     (16,285,324)
      Changes in operating assets and liabilities
            Inventories                                                       --              --         322,620
            Other receivables                                             17,555          (8,733)       (862,542)
            Prepaid expenses and other current assets                   (261,029)        673,704        (116,586)
            Prepaid royalties                                                 --              --           6,591
            Other assets                                                  11,694         (10,250)         (3,947)
            Accounts payable                                            (736,999)      1,545,161        (113,179)
            Accrued expenses                                          (1,490,381)     (2,450,469)         25,820
            Accrued wages & other compensation                           486,882        (318,287)        548,959
            Other liabilities                                                 --          10,000        (100,000)
                                                                    ------------    ------------    ------------
            Net cash used in operating activities                    (17,219,915)    (16,087,520)     (9,367,050)
                                                                    ------------    ------------    ------------
Cash flows from investing activities:
          Purchases of fixed assets                                     (117,391)       (565,865)       (859,174)
          (Increase) decrease in restricted cash                     (13,839,999)      3,105,802      (1,330,390)
          Proceeds from sale of LE business, net                              --              --      23,136,930
                                                                    ------------    ------------    ------------
                  Net cash (used in) provided by
                            investing activities                     (13,957,390)      2,539,937      20,947,366
                                                                    ------------    ------------    ------------
Cash flows from financing activities:
          Advances against future sales, net                                  --              --        (619,702)
          Proceeds from issuance of common stock
                     and exercise of options and warrants, net        44,702,523          20,756       2,417,542
          Proceeds from issuance of convertible debentures
                     and warrants, net                                19,764,745              --              --
          Repayment from convertible debentures, net                  (3,500,000)     (2,000,000)             --
          Fees related to refinancing convertible debt                        --        (163,000)             --
          Pricing adjustments for private placement, net                      --              --        (589,819)
                                                                    ------------    ------------    ------------
                  Net cash provided by (used in)
                            financing activities                      60,967,268      (2,142,244)      1,208,021
                                                                    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                  29,789,963     (15,689,827)     12,788,337
Cash and cash equivalents at beginning of year                        19,579,287      35,269,114      22,480,777
                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year                            $ 49,369,250    $ 19,579,287    $ 35,269,114
                                                                    ============    ============    ============

Supplemental Information:
Interest paid                                                       $    765,448    $    175,165    $    243,983
                                                                    ------------    ------------    ------------
Supplemental disclosure of non-cash financing activities:
Conversion of convertible debt and interest to equity               $         --    $  2,617,593              --
Non-cash fees for equity financings                                 $    663,266              --              --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   The Company

     Pharmos Corporation (the "Company" or "Pharmos") is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of neuro-inflammatory disorders. The Company has executive offices in Iselin, New Jersey and conducts research and development and pilot manufacturing through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

     In October 2001, the Company sold its ophthalmic product line that included Lotemax(R) and Alrex(R), two products that were being marketed, and future extensions of loteprednol etabonate (see Note 4). As a result of the sale, the Company is exclusively in the drug candidate development stage.

2.   Liquidity and Business Risks

     The Company incurred operating losses since its inception through the year ended December 31, 2000 and was not profitable in 2003 and 2002. At
     December 31, 2003, the Company had an accumulated deficit of $121.0 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that the current cash and cash equivalents of $49.4 million as of December 31, 2003, will be sufficient to support the Company's continuing operations beyond December 31, 2004.

     The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing in the future, long-term projects will need to be scaled back or discontinued (See
     Note 19 for subsequent events).

3.   Significant Accounting Policies

     Basis of consolidation

     The accompanying consolidated financial statements include the Company's wholly owned subsidiary, Pharmos Ltd. All significant intercompany balances and transactions are eliminated in consolidation.

     Use of estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The most significant estimates and assumptions related to asset impairments and the tax valuation allowance. Actual results could differ from those estimates.

     Net (loss)/ income per common share

     Basic net (loss)/income per common share is computed by dividing net (loss) income for the period, by the sum of the weighted average number of shares of common stock issued and outstanding. Diluted earnings per share is computed by dividing net (loss) income for the period by the sum of the weighted average number of shares of common stock issued and outstanding, increased to include the number of common shares that would have been issued if all outstanding stock options, stock warrants, and convertible debt that are dilutive are converted.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In accordance with FASB 128 "Earnings per Share," for the years ended December 31, 2003 and 2002, there were 16,712,467 and 6,803,278, respectively, of outstanding options, warrants and convertible debt which were excluded from the dilutive EPS calculation due to the fact that the results of the exercise of such would be antidilutive.

     A reconciliation of the basic and diluted earnings per share computations for net income for the year ended December 31, 2001 is as follows:

                                                                       EARNINGS
                                             INCOME         SHARES     PER SHARE
                                           ----------     ----------   ---------
Basic EPS Net Loss                         $5,045,855     54,678,932     $.09
Effect of Dilutive Securities:
        Warrants                                             314,738
        Options                                              304,393
                                           ----------     ----------     ----
Dilutive EPS Loss applicable to common
  shareholders plus assumed conversion     $5,045,855     55,298,063     $.09
                                           ==========     ==========     ====

     In accordance with FASB 128 "Earnings per Share," 1,811,961 options, warrants and the convertible debt were not included in the calculation above as the results of the exercise of such would be antidilutive.

     Cash and cash equivalents

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts in 2003 and 2002.

     Revenue recognition

     The Company earns license fees from the transfer of drug technology and the related preclinical research data. License fee revenue is recognized when all performance obligations are completed and the amounts are considered collectible. Up-front license fees are deferred and recognized when all performance obligations are completed. The Company had no product sales revenue during 2003 or 2002 due to the sale of its ophthalmic product line in October 2001 and does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

     Other receivables

     As of December 31, 2003 and 2002, other receivables consist primarily of grants for research and development relating to certain projects.

     Restricted cash

     In connection with the September 2003 Convertible Debenture offering, the terms of the agreement required the Company to establish an escrow account. The escrowed account is shown as Restricted Cash on the Company's balance sheet and will be released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt beginning March 2004. The terms of the debentures further stipulates that the restricted cash can only be used to fund acquisitions upon the approval of the investors. The short-term balance represents debt repayment due within 12 months. The long-term balance represents debt repayment due greater than 12 months.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Long-lived assets

     The Company periodically evaluates potential impairments of its long-lived assets. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets and other factors. If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

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

     Foreign exchange

     The Company's foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other (expense) income. To date, such gains and losses have been insignificant.

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

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Substantially all product sales in 2001 were to a single customer, as a result of the Company's marketing agreement with that customer.

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

     The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

                                                      Year Ended December 31,
                                            -------------------------------------------
                                                2003            2002            2001
                                            ------------    ------------    -----------
Net (loss) income as reported               $(18,485,865)   $(17,069,600)   $ 5,045,855
Add: Stock-based employee compensation
  expense included in reported net (loss)
  income                                          53,328          52,981         34,594
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards      (1,017,000)     (1,108,000)      (923,000)
                                            ------------    ------------    -----------
Pro forma net (loss) income                 $(19,449,537)   $(18,124,619)   $ 4,157,449
                                            ============    ============    ===========
Earnings per share:
  Basic - as reported                             $(0.27)         $(0.30)         $0.09
  Basic - pro forma                               $(0.29)         $(0.32)         $0.08
  Diluted - as reported                           $(0.27)         $(0.30)         $0.09
  Diluted - pro forma                             $(0.29)         $(0.32)         $0.08

     Other disclosures required by SFAS No. 123 have been included in Note 12.

     Reclassifications

     Certain amounts for 2002 and 2001 have been reclassified to conform to the fiscal 2003 presentation. Such reclassifications did not have an impact on the Company's financial position or results of operations.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments of public companies, SFAS 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements for the third quarter of 2003.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This standard did not have an impact on the Company's consolidated financial statements.

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

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     etabonate) from the Company. A second agreement, covering Europe, Canada and other selected countries, was signed in December 1996 ("the New Territories Agreement"). In October 2001, the Company sold its ophthalmic product line, including the Company's rights under the above agreements to Bausch & Lomb.

     Through October 2001, Bausch & Lomb provided the Company with $5 million in cash advances against future sales. Bausch & Lomb recouped the advances by withholding a certain percentage of payments to the Company against payments for purchases of the active drug substance. With the completion of the sale of the ophthalmic business to Bausch & Lomb in October 2001, all such advances have been repaid.

     Sale of Ophthalmic Product line

     In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that were manufactured and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company. Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product candidate that was submitted to the FDA for marketing approval in September 2003. Bausch & Lomb will pay the Company additional fees depending on the approval date with the FDA as follows: If the earlier of
     (a) commercial launch or (b) 6 months after FDA approval of LE-T (the "Triggering Event") occurs before January 1, 2002 the Company was initially to receive $15.4 million. That amount has been decreasing by $90,000 for each month of 2002 and 2003 to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). Since the Triggering Event had not occurred as of December 31, 2003, the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The Company can not be assured that FDA approval of LE-T will be obtained. The patent owner of LE-T is entitled to 11% of the additional fees that the Company receives as a result of the contingent payment, which will be netted against any additional gain recorded.

     Under the terms of the October 2001 agreement, which is subject to renegotiation, upon FDA approval the Company may receive a milestone payment of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payments.

     Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. Another $1.57 million was paid to Bausch & Lomb in October 2003, leaving an additional $1.56 million as Pharmos' share of these research and development related LE-T expenses. This amount is included in accounts payable and represents the maximum amount Pharmos owes Bausch & Lomb for their project development under the terms of the 2001 agreement.

     As of October 2001,  the Company  received  $925,780  from the  Israel-U.S.
     Binational Industrial Research and Development Foundation to develop Lotemax(R) and LE-T. During October 2001, in connection with the sale of the Company's existing ophthalmic business, the Company paid the foundation royalties for Lotemax(R) which concluded its' obligation to the foundation in respect to Lotemax(R). The Company retains its' obligation to repay that portion of funding it received from the foundation with respect to LE-T of $308,350. The Company's contingent obligation to the foundation is due only when LE-T is approved by the FDA.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As a result of the sale of its ophthalmic product line, the Company recorded a net gain of $16.3 million. The Company incurred transaction and royalty costs of approximately $2.0 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million of this amount was paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb.

5.   Fixed Assets

     Fixed assets consist of the following:
                                                             DECEMBER 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
  Laboratory, pilot plant and other equipment        $ 2,961,815    $ 3,003,672
  Leasehold improvements                                 733,325        725,221
  Office furniture and fixtures                          515,595        479,626
  Computer equipment                                     919,031        860,252
  Vehicles                                                88,231         88,231
                                                     -----------    -----------
                                                       5,217,997      5,157,002
  Less - Accumulated depreciation and amortization    (3,962,901)    (3,364,680)
                                                     -----------    -----------
                                                     $ 1,255,096    $ 1,792,322
                                                     ===========    ===========

     Depreciation and amortization of fixed assets was $654,617, $691,824 and $622,283 in 2003, 2002 and 2001, respectively.


6.   Accrued expenses

     Accrued expenses consist of the following:
                                                              DECEMBER 31,
                                                        -----------------------
                                                           2003         2002
                                                        ----------   ----------
     Accrued expenses, other                            $  419,022   $  524,506
     Accrued interest                                           --      341,000
     Research & development cost relating to traumatic
       brain injury project                              1,332,178      814,000
     Research & development cost relating to LE-T
       (Note 4)                                                 --    1,562,075
                                                        ----------   ----------
        Total accrued expenses                          $1,751,200   $3,241,581
                                                        ==========   ==========

7.   Grants for Research and Development

     The Company has entered into agreements with the State of Israel, which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $3,295,819, $2,755,882 and $1,336,566 during 2003, 2002 and
     2001, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of the technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 3% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds.

     As of December 31, 2003, the total amounts received under such grants amounted to $10,905,358. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $9,203,583 based on grants received through December 31, 2003.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In April 1997, the Company signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits which consortium is operated by the Office of the Chief Scientist of Israel. Under such agreements the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. As of December 31, 2003, the Company received cumulative grants totaling $1,659,549 for this program which was completed and closed.

     During 2003, the Company signed an agreement with Consortium Magnet to develop a supply of water-soluble prodrugs of lipophilic compounds that improve their bioavailability and biopharmaceutical properties. Under such agreement the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. During 2003, Pharmos was awarded a grant of $220,000.

8.   Licensing Arrangements

     The Company is a licensee of certain research technologies and has various license agreements wherein the Company has acquired exclusive or co-exclusive rights to develop and commercialize certain research technologies. These agreements generally require the Company to pay royalties on the sale of products developed and contingent royalties based upon milestones from the licensed technologies and fees on revenues from sublicenses, where applicable. The royalty rates, as defined in the respective license agreements, are customary and usual in the pharmaceutical industry. The royalties will be payable for periods up to fifteen years from the date of specified events, including the date of the first sale of such products, or the date from which the first registered patent from the developed technologies is in force, or the year following the date on which approval from the FDA is received for a developed product. No amounts have been recorded as a liability with respect to any contingent royalties as of December 31, 2003 and 2002.

     Certain of the license agreements, which include agreements related to Lotemax and Alrex, required annual payments for periods extending through 2012. Minimum annual payments under licensing agreements are $103,500. License fee expense amounted to approximately $0, $0, and $103,500 in 2003, 2002, and 2001, respectively. With the completion of the sale of the ophthalmic business to Bausch & Lomb in October 2001, the obligations under these agreements have been assumed by Bausch & Lomb.

9.   Private Placement

     Convertible Debentures

     On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. $5.0 million of the proceeds will be used for working capital purposes, and $16.0 million will be available to fund acquisitions upon the approval of the investors. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 substantially equal monthly increments beginning March 31, 2004. Amounts converted into shares of Pharmos common stock will reduce the monthly redemption amount in inverse order of maturity. The $16.0 million earmarked for acquisition activity will be held in escrow until used or repaid. In connection with the financing, the Company also issued 5,514,705 three-year warrants (including 514,705 placement agent warrants) to purchase 5,514,705 shares of common stock at an exercise price of $2.04 per share. Total issuance costs related to this financing were approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants. The Company

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     calculated the value of the warrants at the date of the transaction, including the placement agent warrants, at approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $19.34 million in net proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount of approximately $3.5 million as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is being accreted over the life of the outstanding debentures. Total accretion of the debt discount in 2003 was approximately $988,664. The issuance costs allocated to the convertible debentures of approximately $1.4 million are being deferred and amortized to interest expense over the life of the debt in proportion to the principal balance outstanding allocated to the convertible debentures. During 2003, the Company amortized $389,418 of issuance costs allocated to the convertible dentures. The issuance costs allocated to the warrants of approximately $277,000 were recorded as a debit to additional paid in capital. As of December 31, 2003, 1,307,000 of the total warrants issued were exercised for approximately $2,666,280.

     As of December 31, 2003, the Convertible Debenture repayment schedule was as follows:

                                  2004              2005             Total
                             ------------       -----------      ------------
        Principal Amount     $ 16,153,846       $ 4,846,154      $ 21,000,000
        Applicable Discount:   (2,451,434)          (72,815)       (2,524,249)
                             ------------       -----------      ------------
        Total, Net            $ 13,702,412       $ 4,773,339      $ 18,475,751
                             ============       ===========      ============

     The financing also addressed a possible concern Nasdaq raised informally relating to a violation of one of Nasdaq's corporate governance rules.
     Specifically, Nasdaq expressed a concern that the May 2003 private placement, when aggregated with Pharmos' March 2003 registered private placement, would have resulted in the possible issuance of more than 20% of Pharmos' outstanding securities at a price less than the applicable fair market value for such shares. Completion of the $21.0 million convertible debt financing had the effect of resolving any such Nasdaq concerns.

     If after the effective date, November 4, 2003, the closing price of the Company's common stock for ten out of any twenty consecutive trading days exceeds $5.50, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the original issue date, the Company may on one occasion, within three trading days of any such period, deliver notice to the holder to cause the holder to immediately convert all or part of up to 50% of the original aggregate principal amount of the debenture. If the Company elects to exercise its right to a $5.50 forced conversion, it shall exercise such right ratably among all holders of debentures. In addition, if after the effective date, November 4, 2003, the closing price of the Company's common stock for ten out of any twenty consecutive trading days exceeds $6.50, the Company may deliver notice to the holder to immediately convert all or part of up to the remaining 50% of the original aggregate principal amount of the debentures.

     In September 2000, the Company completed a private placement of Convertible Debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million. The September 2000 Convertible Debentures, which generated gross proceeds of $8 million, were due in February 2002 and carried a 6% interest payable semiannually in cash or common stock. In connection with the September 2000 Convertible Debentures, the institutional investors also received warrants for the purchase of 276,259 common shares with a relative fair value of $725,000. The September 2000 Convertible Debentures were convertible into common shares of the Company at the conversion price of $3.83 per share (or 2,088,775 common shares) and were convertible beginning October 31, 2000. Under certain limited anti-dilutive conditions, the conversion price could change. Until converted into common stock or the outstanding principal is repaid, the terms of the September 2000 Convertible Debentures required the Company to deposit $4 million in an escrow account. The escrowed capital is shown as Restricted Cash on the Company's balance sheet at

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     December 31, 2002 and was released to the Company in proportion to the amount of September 2000 Convertible Debentures converted into common shares or upon the repayment of the debt.

     The holders of the September 2000 Convertible Debentures and the Company agreed to modify the repayment and conversion terms in December 2001. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 30, 2003 in exchange for a reduction in the conversion price from $3.83 to $2.63 for half of the outstanding balance and $ 2.15 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 was convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28, 2002 to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification was not significant in accordance with EITF 96-19 the change in the fair value between the original convertible debt and the modified convertible debt was accreted over the remaining term of the convertible debt with a corresponding charge interest expense. During the first quarter of 2002, the Company issued 1,217,485 shares of its common stock upon the conversion of $2.5 million principal of the September 2000 Convertible Debenture offering and repaid $2 million of the September 2000 Convertible Debentures. During the first quarter of 2003, the remaining balance of the $3.5 million was redeemed for approximately $4.0 million, which included accrued interest.

     Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, required the Company to compute the Beneficial
     Conversion Feature ("BCF") of the convertible debt from the private placement of September 2000. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF in 2000 was computed at approximately $1.8 million, all of which was amortized and included as interest expense in the year ending December 31, 2000. Two of the eight investors of the March 2003 private placement were also holders of the remaining $3.5 million September 2000 Convertible Debenture offering, which was ultimately redeemed for approximately $4.0 million, which includes accrued interest. The September 2000 Convertible Debenture holders chose not to convert the existing debt to common equity. Instead, the September 2000 Convertible Debenture holders opted to be repaid early and participate in a new round of financing. For the two investors, the sale of the common stock and warrants reduced the conversion price of the outstanding debt, which resulted in an additional BCF charge of approximately $2.7 million during the first quarter ending March 31, 2003. The total related BCF charge since inception of the debt of $3.5 million was redeemed in the first quarter of 2003 as a result of the debt being repaid. The impact of the reversal of the total BCF charge since inception of the debt resulted in a net credit of $786,000 recorded as interest income during the first quarter ending March 31, 2003. This accounting treatment is in accordance with EITF 00-27.

     During 2001, the Company paid $589,819 and issued 182,964 shares of the common stock of the Company to the investors in the convertible debenture. The payments of cash and stock were the options chosen by the Company and represent adjustments to the pricing based upon the Company's stock price during the adjustment period. Additional shares were issued for no additional consideration resulting in an increase in common stock of $5,489 and a corresponding decrease in additional paid in capital.

     Common Stock

     On May 30, 2003, the Company completed a private placement to sell common shares and warrants to ten investors, generating total gross proceeds of $8.0 million. The Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock by the investors. The private placement offering was completed by issuing 9,411,765 shares of common stock at a price of $0.85 per share (representing an approximate 20% discount to a ten-day trailing average of the closing price of the stock ending May 28, 2003) and 3,264,706 warrants at an exercise price of $1.40 per share, which includes 441,177 placement agent warrants. Issuance costs of approximately

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     $525,000 in cash and $240,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. The Company calculated the value of the warrants, including the placement agent warrants, being approximately $1,773,000 under the Black-Scholes option pricing method (assumption: volatility 75%, risk free rate 3.15% and zero dividend yield). As of December 31, 2003, six of the twelve warrant holders (ten investors and two placement agents) have exercised 1,700,000 warrants totaling approximately $2,380,000.

     On March 4, 2003, the Company completed a private placement to sell common shares and warrants to eight investors, generating total gross proceeds of $4.3 million under a shelf registration. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share (the fair market value on March 4, 2003) and 1,141,182 warrants at an exercise price of $1.25 per share, which includes 129,412 placement agent warrants. Issuance costs of approximately $127,000 in cash and $45,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. As of December 31, 2003, five of the nine warrant holders (eight investors and one placement agent) have exercised 823,533 warrants totaling approximately $1,029,416.

     According to EITF 00-19, the warrants issued in March 2003 meet the requirements of and will be accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a derivative loss until exercised or expiration and has a value of $823,029 at December 31, 2003.
      Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. A total of $936,156 was recorded as a credit to additional paid-in-capital in 2003 as result of exercises totaling approximately $1.3 million and the recording of the initial value of the warrants of approximately $394,000.

     One common stock investor from a private placement in September 2000 had an option ("Call Warrant"), in the form of a warrant, to purchase an additional $2 million of common shares for a period of one year from the closing dateprovided that the future purchase price is greater than the initial closing price of $3.65 per share. The maximum number of shares that could be issued from this warrant was 547,945 and was part of the maximum number of warrants issued for the total private placement of 1,115,730, including placement agent warrants at prices ranging from $3.65 to $6.08 per share. The warrants to the one investor for the purchase of an additional $2 million of common stock were valued using the Black Scholes option-pricing model (assumptions: volatility of 78%, risk free rate of 5.89% and a zero dividend yield). The warrants to the placement agents were valued using the Black Scholes option-pricing model using the same assumptions as above. Both warrant issuances were recorded upon issuance as additional paid-in-capital. The investor exercised the Call Warrant in the third quarter of 2001, with the Company issuing 542,299 common shares. During the fourth quarter of 2001, the Company issued 281,659 shares as an adjustment to the pricing of the Call Warrant based upon the Company's stock price during the adjustment period as defined in the Call Warrant agreement.


10.  Common and Preferred Stock Transactions

     2003 Transactions

     The Company issued 3,992,845 shares of its common stock upon the exercise of stock options and warrants, and received consideration of $6,298,014.

     In December 2003, the Company completed a public offering. Pharmos sold 10,500,000 common shares at a purchase price of $2.75 per share for gross proceeds of $28,875,000. The stock was offered

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     in  a  firm   commitment   underwriting   pursuant  to  an  existing  shelf
     registration statement. The net proceeds of this offering to Pharmos were approximately $26.9 million.

     During, 2003, the Company issued 29,919 shares of common stock with gross proceeds of $39,891 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan. All full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one's annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 500,000 shares. As of December 31, 2003, there were 446,697 shares remaining for issuance under the 2001 Plan.

     As of December 31, 2003, the Company had reserved 5,198,020 common shares for the possible conversion of the convertible debentures issued in September 2003, 3,771,968 for outstanding stock options and 7,722,997 for outstanding warrants.

     2002 Transactions

     During, 2002, the Company issued 23,384 shares of common stock with gross proceeds of $20,756 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan

     On October 23, 2002, the Board of Directors of the Company approved a stockholder rights plan as set forth in the Rights Agreement, dated as of October 23, 2002, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Under the Rights Agreement, each common stockholder of record as of the close of business on November 6, 2002, received a dividend of one right for each share of common stock held. Each right entitled the holder to purchase from the Company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $15.00. The plan is designed to impose a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our board. The stockholder rights are triggered either ten days after a third party announces its acquisition of 15% or more of the Company's common stock or ten business days after someone starts a tender offer to acquire such amount of shares. At that time, all stockholders, other than the person who acquired the block or started the tender offer, will have the right for 60 days, upon payment of $15, to purchase $30 worth of common stock of the Company, in substitution for the new preferred stock authorized by the stockholder rights plan, at the time current market price. As a result, the stockholders of the Company will be able to purchase a large number of shares at a discount, significantly diluting the interest of the acquiring person and making it significantly more expensive for that person to acquire control of the Company.

     2001 Transactions

     The Company issued 1,109,446 shares of its common stock upon the exercise of stock options and warrants, and received consideration of $2,417,542.

     On January 1, 2001 the Company terminated the employment contract for two employees, who became independent consultants. In accordance with the incentive option plan, all terminated employees who are extended a consulting contract may continue to vest their options. Since the employees became consultants on a prospective basis, the options outstanding on the date of termination are marked to market each quarter until the options vest. The Company is recording the value of the services being received based on the fair market value of the options using the Black-Scholes option-pricing model, which was more reliable than the value of the services provided. The fair value of these options has been estimated based on the following weighted average assumptions: volatility of 78%, risk free rate

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     of 5.89% and a zero dividend yield. For the year ended December 31, 2001 the Company recorded professional fees relating to these terminated employees of $139,718.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Warrants

     Some of the warrants issued in connection with various equity financing and related transactions during 1991 through 2001 contain anti-dilution provisions requiring adjustment. The following table summarizes the common shares issuable upon exercise of warrants outstanding at December 31, 2003 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

                                                   COMMON SHARES
                                                     ISSUABLE           EXERCISE
   ISSUANCE DATE                EXPIRATION DATE    UPON EXERCISE          PRICE
   -------------                ---------------    -------------        --------
   April 1995                    April 2005            340,600          $   2.75
                                 April 2005             10,000          $   0.78
   February 1997                 February 2007         486,500          $   1.59
   March 1997                    March 2008            171,052          $   1.38
   January 1998                  October 2005           17,000          $   1.66
   November 1999                 November 2004           4,000          $   1.19
   December 1999                 December 2004           4,000          $   1.19
   January 2000                  January 2005            4,000          $   1.19
   February 2000                 February 2005           4,000          $   1.19
   March 2000                    March 2005              4,000          $   1.19
   April 2000                    April 2005              4,000          $   1.19
   May 2000                      May 2005                4,000          $   1.19
   June 2000                     June 2005               4,000          $   1.19
   July 2000                     July 2005               4,000          $   1.19
   August 2000                   August 2005             4,000          $   1.19
   September 2000                September 2005         95,843          $   4.56
                                 September 2005         92,086          $   4.34
                                 September 2005        379,856          $   4.95
   March 2003                    March 2007            317,649          $   1.25
   May 2003                      May 2008            1,564,706          $   1.40
   September 2003                September 2006      4,207,705          $   2.04
                                                     ---------          --------
     Total shares and average
          exercise price                             7,722,997          $   2.06
                                                     =========          ========

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Stock Option Plans

     The Company's shareholders have approved incentive stock option plans for officers and employees. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, generally expire ten years from the date of grant and vest evenly over four years.

     A summary of the various established stock options plans is as follows:

     1992 Plan. The maximum number of shares of the Company's Common Stock available for issuance under the 1992 Plan was 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. As of December 31, 2003, there were 277,086 options outstanding to purchase the Company's Common Stock under this plan. Each option granted which is outstanding under the 1992 plan as of December 31, 2003 expires on October 31, 2005.

     1997 Plan and 2000 Plan. The 1997 Plan was and the 2000 Plan is administered by a committee appointed by the Board of Directors (the "Compensation Committee"). The Compensation Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations.

     The maximum number of shares of Common Stock available for issuance under the 1997 Plan was 1,500,000 shares, as amended, and under the 2000 Plan is 3,500,000 shares. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan and the 2000 Plan that expire or terminate will again be available for options to be issued under each Plan.

     All incentive stock option grants during 2003 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan. The Company does not plan to issue any additional options under the 1992 and 1997 Plans.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes activity in approved incentive stock options approved by the Company's Board of Directors:

                                                                   WEIGHTED
                                                    UNDER          AVERAGE
                                                    OPTION      EXERCISE PRICE
                                                  ----------    --------------
Options Outstanding at 12/31/00                    1,519,838        $2.71

Granted at fair market value                          57,000        $2.56
Granted below fair market value                      453,500        $1.88
Exercised                                            (12,500)       $1.25
Cancelled                                             (3,000)       $4.03
                                                  ----------        -----
Options Outstanding at 12/31/01                    2,014,838        $2.53
Granted                                              692,000        $1.90
Cancelled                                           (135,575)       $2.41
                                                  ----------        -----
Options Outstanding at 12/31/02                    2,571,263        $2.36
                                                  ----------        -----
Granted                                              767,500        $1.02
Exercised                                           (165,062)       $1.36
Cancelled                                           (106,194)       $2.33
                                                  ----------        -----

Options Outstanding at 12/31/03                    3,067,507        $2.08
                                                  ==========        =====
Options exercisable at 12/31/03                    1,639,100        $2.52
                                                  ==========        =====
Options exercisable at 12/31/02                    1,282,837        $2.51
                                                  ==========        =====
Options exercisable at 12/31/01                      898,399        $2.47
                                                  ==========        =====

Additional information with respect to the outstanding incentive stock options as of December 31, 2003 is as follows:

                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                     ---------------------------------------------  ---------------------------
                                      WEIGHTED
                                      AVERAGE          WEIGHTED                     WEIGHTED
RANGE OF EXERCISE      OPTIONS        REMAINING         AVERAGE        OPTIONS      AVERAGE
    PRICES           OUTSTANDING  CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
-----------------    -----------  ----------------  --------------  -----------  --------------
$1.02 - $1.88         1,295,150       7.5 years       $    1.31         327,000    $    1.62
$1.90 - $2.09           801,769       6.7 years       $    1.92         455,325    $    1.93
$2.44 - $4.03           970,588       7.5 years       $    3.26         856,775    $    3.18
                      ---------       ---------       ---------       ---------    ---------
                      3,067,507       7.0 years       $    2.08       1,639,100    $    2.52

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's Board of Directors approved nonqualified stock options for key employees, directors and certain non-employee consultants. All nonqualified stock option grants during 2003 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan.

     The following table summarizes activity in Board-approved nonqualified stock options:

                                                                   WEIGHTED
                                                    UNDER          AVERAGE
                                                    OPTION      EXERCISE PRICE
                                                  ----------    --------------
Options Outstanding at 12/31/00                     504,180         $2.97

Granted below fair market value                     100,000         $1.88
Exercised                                          (136,988)        $2.20
Cancelled                                           (30,000)        $2.77
                                                    -------         -----
Options Outstanding at 12/31/01                     437,192         $2.97

Granted                                             180,000         $1.74
Cancelled                                           (93,250)        $3.59
                                                    -------         -----
Options Outstanding at 12/31/02                     523,942         $2.41
                                                    -------         -----

Granted                                             200,000         $1.66
                                                    -------         -----
Options Outstanding at 12/31/03                     723,942         $2.01
                                                    =======         =====
Options exercisable at 12/31/03                     411,775         $2.46
                                                    =======         =====
Options exercisable at 12/31/02                     253,568         $2.72
                                                    =======         =====
Options exercisable at 12/31/01                     184,756         $3.18
                                                    =======         =====


     Additional information with respect to the outstanding nonqualified stock options as of December 31, 2003 is as follows:

                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                         ---------------------------------------------  ---------------------------
                                          WEIGHTED
                                          AVERAGE          WEIGHTED                     WEIGHTED
     RANGE OF EXERCISE     OPTIONS        REMAINING         AVERAGE        OPTIONS      AVERAGE
           PRICES        OUTSTANDING  CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
     -----------------   -----------  ----------------  --------------  -----------  --------------
      $0.79 - $1.88         400,000       7.9 years        $   1.23        162,083     $   1.54
      $1.90 - $3.69         188,194       6.7 years        $   2.24        129,131     $   2.33
      $4.00 - $5.20         135,748       7.5 years        $   4.01        120,561     $   4.01
                            -------       ---------        --------        -------     --------
                            723,942       7.4 years        $   2.01        411,775     $   2.46

     As of December 31, 2003, there were 1,855,825 shares remaining available for issuance under these plans.

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. During 2001, the Company issued 453,500 incentive stock options and 100,000 non-qualified stock options to employees and directors at an exercise price of $1.88 per share. The exercise price of $1.88 was representative of the average price during the month the options were granted, but was below the closing market price on the date of the grant. Accordingly, the Company recorded an initial compensation expense of $34,594 and deferred compensation expense of $207,563 to reflect the difference between the exercise price and the closing market price on the date of the grant. The deferred compensation expense is being amortized over the

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     four-year vesting period. Total compensation expense was $53,328, $52,981, and $34,594 for the years ending 2003, 2002, and 2001, respectively.

     Fair value of options:

     For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                             Year Ended December 31,
                                  ---------------------------------------------
                                      2003            2002             2001
                                  ------------    ------------     ------------
     Risk-interest rates          2.37 - 2.88%    2.63 - 4.39%     3.90 - 4.94%
     Expected lives (in years)          5             1 to 5          1 to 5
     Dividend yield                     0%              0%              0%
     Expected volatility               89%             75%             78%


13.  Related Parties

     In December 2001, the Company's Pharmos Ltd.  subsidiary  renewed a License
     Agreement with Herbamed, Ltd., a company controlled by the Company's Chairman and Chief Executive Officer. The License Agreement, originally entered into in May 1997, licenses to Herbamed the Company's patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 6% on net sales of up to $20 million, 5% on net sales between $20 million and $50 million and 4% on net sales in excess of $50 million. During the year ended December 31, 2003, the Company recognized revenue of $4,355 per the licensing agreement with Herbamed.

14.  Income Taxes

     No provision for federal income taxes was recorded for the years ended December 31, 2003 and 2002 due to net operating losses incurred. No provision for income taxes was recorded for the year ended December 31, 2001 since the Company was able to utilize its net operating loss carryforwards and offset the taxes due. Net operating loss carryforwards for U.S. tax purposes of approximately $99,670,603 expire from 2006 through 2023.

     During 2003 and 2002, the Company sold a portion of its New Jersey net operating loss carryforwards to a third party under the New Jersey's Technology Business Tax Certificate Transfer Program and, as a result, recorded a tax benefit of $227,798 and $215,223, respectively.

     The Company's gross deferred tax assets of $38,962,000 and $34,251,000 at December 31, 2003 and 2002, respectively, represented primarily the tax effect of both the net operating loss carryforwards ($36 million in 2003 and $30.4 million in 2002), deferred research and development costs ($0.6 million in 2003 and $1.3 million in 2002) and research and development tax credit carryforwards ($2.2 million in 2003 and $1.7 million in 2002). As a result of previous business combinations and changes in stock ownership, substantially all of these net operating losses and tax credit carryforwards are subject to significant restriction with regard to annual utilization. A full valuation allowance has been established with regard to the gross deferred tax assets due to management's uncertainty of the recoverability of the deferred tax assets.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Commitments and Contingencies

     Leases

     The Company leases research and office facilities in Israel and New Jersey. The facilities in Israel are used in the operation of the Company's research and development activities.

     All of the leases and subleases described above call for base rentals, payment of certain building maintenance costs (where applicable) and future increases based on the consumer price indices.

     At December 31, 2003, the future minimum lease commitments with respect to non-cancelable operating leases (including office and equipment leases), net of sublease agreements, with initial terms in excess of one year are as follows:

                                                LEASE
                                             COMMITMENTS
                                             -----------
                  2004                        $377,736
                  2005                          81,375
                  2006                          57,978
                  2007                          12,212
                  2008                               0
                                              --------
                                              $529,301
                                              ========

     Rent expense during 2003, 2002 and 2001 amounted to $501,665, $467,879 and $353,793, respectively. In 2003, 2002 and 2001, rent expense is net of sublease income of $97,630, $81,358 and $86,454, respectively.

     Clinical service fees

     The Company has certain professional clinical service fees relating to the Phase III clinical study for dexanabinol for traumatic brain injury. Upon the completion of certain agreed upon milestones, additional fees will be paid. The fees that the Company is obligated to pay upon the reaching of the agreed upon milestones is not included in the above table due to uncertainties in timing. The maximum amount that could be paid is approximately $10.9 million and is not committed beyond 2004. Through December 31, 2003, the Company has recorded $9.0 million as an expense. During 2003 and 2002, the Company recorded expenses of $4.2 million and $2.5 million, respectively.

     Consulting contracts and employment agreements

     In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

     Dividend restrictions

     Dividends may be paid by the Company's subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 2003, 2002 or 2001. The Company does not intend to pay a cash dividend in the foreseeable future.

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Employee Benefit Plan

     The Company has a 401-K defined contribution profit-sharing plan covering certain employees. Contributions to the plan are based on salary reductions by the participants, matching employer contributions as determined by the Company, and allowable discretionary contributions, as determined by the Company's Board of Directors, subject to certain limitations. Contributions by the Company to the plan amounted to $51,893, $45,296 and $39,637 in 2003, 2002 and 2001, respectively.

17.  Segment and Geographic Information

     The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

     Geographic information for the years ending December 31, 2003, 2002 and 2001 are as follows:

                                      2003            2002             2001
                                 ------------     ------------     ------------
    Net revenues
        United States                      --               --     $  4,298,441
        Israel                             --               --               --
                                 ------------     ------------     ------------
                                           --               --     $  4,298,441
                                 ============     ============     ============
    Net income (loss)
        United States            $(17,943,150)    $(16,514,635)    $  5,564,634
        Israel                       (542,715)        (554,965)        (518,779)
                                 ------------     ------------     ------------
                                 $(18,485,865)    $(17,069,600)    $  5,045,855
                                 ============     ============     ============
    Total assets
        United States            $ 66,203,358     $ 20,656,322     $ 40,648,880
        Israel                      2,804,713        4,030,360        3,614,111
                                 ------------     ------------     ------------
                                 $ 69,008,071     $ 24,686,682     $ 44,262,991
                                 ============     ============     ============
    Long lived assets, net
        United States            $    139,443     $    232,734     $    164,517
        Israel                      1,115,653        1,559,588        1,753,764
                                 ------------     ------------     ------------
                                 $  1,255,096     $  1,792,322     $  1,918,281
                                 ============     ============     ============
    Capital expenditures, net
        United States            $     32,396     $    155,467     $    138,424
        Israel                         84,995          410,398          720,750
                                 ------------     ------------     ------------
                                 $    117,391     $    565,865     $    859,174
                                 ============     ============     ============

PHARMOS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. Quarterly Information (Unaudited)

   YEAR ENDED
DECEMBER 31, 2003                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
-----------------                -----------    -----------    -----------    -----------
Revenues                                  --             --             --             --
Gross Margin                              --             --             --             --
Operating Expenses               $ 5,063,580    $ 3,238,173    $ 3,695,117    $ 4,037,276
Loss from Operations              (5,063,580)    (3,238,173)    (3,695,117)    (4,037,276)
Other Income (Expense), net          564,375     (1,075,946)      (493,899)    (1,674,047)
Net loss                         $(4,499,205)   $(4,314,119)   $(4,189,016)   $(5,483,525)
Netloss
  per share - basic & diluted*   $      (.08)   $      (.07)   $      (.06)   $      (.07)

*The addition of earnings per share by quarter may not equal total earnings per share for the year.

   YEAR ENDED
DECEMBER 31, 2002                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
-----------------                -----------    -----------    -----------    -----------
Revenues                                  --             --             --             --
Gross Margin                              --             --             --             --
Operating Expenses               $ 4,752,088    $ 3,293,525    $ 5,394,968    $ 3,417,883
Loss from Operations              (4,752,088)    (3,293,525)    (5,394,968)    (3,417,833)
Other Income (Expense), net         (215,981)       (57,498)       (53,596)       (99,334)
Net loss                         $(4,968,069)   $(3,351,023)   $(5,448,564)   $(3,517,167)
Net income loss
  per share - basic & diluted*   $      (.09)   $      (.06)   $      (.10)   $      (.06)

*The addition of earnings per share by quarter may not equal total earnings per share for the year.

19.  Subsequent events

     During January 2004, the underwriters of the December 2003 public offering exercised their over-allotment option in full to purchase an aggregate of 1,575,000 shares of Pharmos' common stock at a purchase price of $2.75 per share, less the underwriting discount. Total net proceeds from the exercise of the over-allotment option was $4.07 million.

     During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest. The Company issued 497,662 shares of common stock. As part of the escrow agreement, approximately $1,524,000 of restricted cash was released to the Company.