Form 10-Q
period 2004-03-31
PHARMOS CORP
filed 2004-05-07
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of May 6, 2004 the Registrant had outstanding 87,950,878 shares of its $.03 par value Common Stock.

Part I.  Financial Information
Item 1   Financial Statements

Pharmos Corporation
(Unaudited)

Consolidated Balance Sheets

                                                                     March 31,       December 31,
                                                                      2004              2003
                                                                   =============    =============
Assets
   Cash and cash equivalents                                       $  46,587,961    $  49,369,250
   Research and development grants receivable                          1,218,524          681,245
   Restricted cash                                                    16,073,617       11,192,312
   Debt issuance costs                                                   579,688          967,402
   Prepaid expenses and other current assets                             470,812          585,020
                                                                   -------------    -------------
        Total current assets                                          64,930,602       62,795,229

   Fixed assets, net                                                   1,158,255        1,255,096
   Restricted cash                                                            --        4,907,686
   Other assets                                                           18,946           20,589
   Debt issuance costs                                                        --           29,471
                                                                   -------------    -------------

        Total assets                                               $  66,107,803    $  69,008,071
                                                                   =============    =============

Liabilities and Shareholders' Equity
   Accounts payable                                                $   2,219,645    $   3,005,461
   Accrued expenses                                                    1,859,834        1,751,200
   Warrant liability                                                     990,112          823,029
   Accrued wages and other compensation                                  995,240        1,486,529
   Convertible debentures, net                                        16,181,501       13,702,412
                                                                   -------------    -------------
        Total current liabilities                                     22,246,332       20,768,631

   Other liability                                                        10,000           10,000
   Convertible debentures, net                                                --        4,773,339
                                                                   -------------    -------------
        Total liabilities                                             22,256,332       25,551,970
                                                                   -------------    -------------

   Commitments and contingencies

   Shareholders' equity
   Preferred stock, $.03 par value, 1,250,000 shares authorized,
   none issued and outstanding                                                --               --
   Common stock, $.03 par value; 110,000,000 shares authorized,
   87,932,996 and 85,554,016 issued
   (excluding $426 (14,189 shares in 2004 and 2003), held in           2,637,990        2,566,621
   Treasury) in 2004 and 2003, respectively
   Deferred compensation                                                (122,628)         (66,660)
   Paid in capital                                                   168,280,829      161,960,059
   Accumulated deficit                                              (126,944,720)    (121,003,919)
                                                                   -------------    -------------
        Total shareholders' equity                                    43,851,471       43,456,101
                                                                   -------------    -------------

        Total liabilities and shareholders' equity                 $  66,107,803    $  69,008,071
                                                                   =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations

                                                          Three Months Ended March 31,
                                                              2004            2003
                                                          ------------    ------------
Expenses
    Research and development, net of grants               $  3,300,930    $  4,039,065
    Selling, general and administrative                      1,037,711         852,899
    Depreciation and amortization                              149,794         171,616
                                                          ------------    ------------

       Total operating expenses                              4,488,435       5,063,580
                                                          ------------    ------------

Loss from operations                                        (4,488,435)     (5,063,580)

Other (expense) income
    Interest income                                            163,947         846,511
    Other expense                                               (5,291)        (18,516)
    Derivative (loss)/gain                                    (167,083)         43,365
    Interest expense                                        (1,443,939)       (306,985)
                                                          ------------    ------------
    Other (expense) income, net                             (1,452,366)        564,375
                                                          ------------    ------------

Net loss                                                  ($ 5,940,801)   ($ 4,499,205)
                                                          ============    ============

Net loss per share
    - basic and diluted                                   ($       .07)   ($       .08)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     87,522,955      58,303,145
                                                          ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows

                                                                   Three Months Ended March 31,
                                                                       2004            2003
                                                                   ------------    ------------
Cash flows from operating activities
  Net loss                                                         ($ 5,940,801)   ($ 4,499,205)
   Adjustments to reconcile net loss to net
    cash used in operating activities
       Depreciation and amortization                                    149,794         171,616
       Interest expense on convertible debentures converted into
       common stock                                                      10,555              --
       Reversal of beneficial conversion feature                             --        (786,000)
       Change in the value of warrants                                  167,083         (43,365)
       Amortization of debt discount and issuance costs               1,239,639          53,342
       Amortization of fair value of change in convertible debt              --          68,808
       Stock options issuances below fair market value                   18,032          13,332
       Option issuance - consultant compensation                          8,823           1,837
       Changes in operating assets and liabilities
       Research and development grants receivable                      (537,279)        (10,951)
       Prepaid expenses and other current assets                        114,208         (72,822)
       Other assets                                                       1,643              --
       Accounts payable                                                (785,816)         26,263
       Accrued expenses                                                 108,634        (738,483)
       Accrued wages and other compensation                            (491,289)         (3,338)
                                                                   ------------    ------------

  Net cash used in operating activities                              (5,936,774)     (5,818,966)
                                                                   ------------    ------------

Cash flows from investing activities
     Purchases of fixed assets                                          (52,953)        (14,006)
     Decrease in restricted cash                                         26,381       2,199,999
                                                                   ------------    ------------

  Net cash (used in) provided by investing activities                   (26,572)      2,185,993
                                                                   ------------    ------------

Cash flows from financing activities
     Proceeds from issuance of common stock
     and exercise of options and warrants, net                        4,566,673       4,154,086
     Repayment of convertible debentures                             (1,384,616)     (3,500,000)
                                                                   ------------    ------------

Net cash provided by financing activities                             3,182,057         654,086
                                                                   ------------    ------------

Net decrease in cash and cash equivalents                            (2,781,289)     (2,978,887)

Cash and cash equivalents at beginning of year                       49,369,250      19,579,287
                                                                   ------------    ------------

Cash and cash equivalents at end of period                         $ 46,587,961    $ 16,600,400
                                                                   ============    ============

Supplemental information:
  Interest paid                                                    $    192,111    $    525,448
Supplemental disclosure of non-cash financing activities:
  Conversion of convertible debt                                   $  2,000,000    $         --

  Issuance of warrants in connection with the private placement    $         --    $    393,707

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      1.    The Company

      Pharmos Corporation (the Company or Pharmos) is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of neuro-inflammatory disorders. The Company has a portfolio of drug candidates under development, as well as discovery, preclinical and clinical capabilities. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

      2.    Liquidity and Business Risks

      The Company incurred operating losses since its inception through the year ended December 31, 2000 and was not profitable in 2002, 2003 and the first quarter of 2004. During 2001, the Company recorded net income due to the nonrecurring sale of its ophthalmic product line. At March 31, 2004, the Company has an accumulated deficit of $126.9 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, and interest income. Management believes that the current cash and cash equivalents of $46.6 million as of March 31, 2004, will be sufficient to support the Company's continuing operations beyond December 31, 2004.

      The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

      3.    Significant Accounting Policies

      Reclassifications

      Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

      Research and development grants receivable

      As of March 31, 2004 and December 31, 2003, other receivables consist primarily of grants for research and development relating to certain projects. Participations and grants in respect of research and development expenses are recognized as a reduction of research and development expenses as the related costs are incurred.

      Restricted cash

      In connection with the September 2003 Convertible Debenture offering, the terms of the agreement required the Company to establish an escrow account. The escrowed account is shown as Restricted Cash on the Company's balance sheet and will be released to the Company generally in proportion to the amount of Convertible Debentures

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      converted into common shares or in connection with the repayment of the debt beginning March 2004. The terms of the debentures further stipulates that the restricted cash can only be used to fund acquisitions upon the approval of the investors. The short-term balance represents debt repayment due within 12 months. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into shares of common stock. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004.

      Impairment of Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. Subsequent impairment assessments could result in future impairment charges. Any impairment charge would result in the reduction in the carrying value of long-lived assets to its fair market value and would reduce our operating results in the period in which the charge arose.

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

      The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

                                                  Quarter End March 31,
                                                   2004           2003
                                                   ----           ----

          Net (loss) as reported               ($5,940,801)   ($4,499,205)
          Add: Stock-based employee
          compensation expense included in
          reported net loss                         18,032         13,332
          Deduct: Total stock-based employee
          compensation expense determined
          under fair value based method for
          all awards                           ($  353,102)   ($  237,749)
                                               -----------    -----------
          Pro forma net (loss)                 ($6,275,871)   ($4,723,622)
                                               ===========    ===========
          Earnings per share:
          Basic and diluted- as reported       ($     0.07)   ($     0.08)
          Basic and diluted - pro forma        ($     0.07)   ($     0.08)

      For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

                                        Quarter Ended March 31,
                                         2004             2003
                                         ----             ----

          Risk-free interest rate     3.07 - 3.36 %      2.88 %
          Expected lives (in years)        5               5
          Dividend yield                   0 %             0 %
          Expected volatility             88 %            75 %

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

      The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2004 and 2003 had been converted.

                                                             2004         2003
                                                          ----------   ---------

      Stock options                                        4,801,487   4,020,205
      Warrants                                             7,485,234   2,787,693
      Shares issuable upon exercise of convertible debt    4,360,243          --
                                                          ----------   ---------

      Total potential dilutive securities not included
      in loss per share                                   16,646,964   6,807,898
                                                          ==========   =========

      5.    Collaborative Agreements

      In June 1995, the Company entered into a marketing agreement (the Marketing Agreement) with Bausch & Lomb Pharmaceuticals, Inc. (Bausch &
      Lomb), a shareholder of the Company, to market Lotemax(R) and Alrex(R), on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covered the Company's other loteprednol etabonate based product, LE-T. Under the Marketing Agreement, Bausch & Lomb purchased the active drug substance (loteprednol etabonate) from the Company. A second agreement, covering Europe, Canada and other selected countries, was signed in December 1996 (the New Territories Agreement). In October 2001, the Company sold its ophthalmic product line, including the Company's rights under the above agreements to Bausch & Lomb.

      Sale of Ophthalmic Product line

      In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that were manufactured and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company. Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product candidate that was submitted to the FDA for marketing approval in September 2003. Bausch & Lomb will pay the Company additional fees depending on the approval date with the FDA as follows: If the earlier of
      (a) commercial launch or (b) 6 months after FDA approval of LE-T (the Triggering Event) occurs before January 1, 2002 the Company was initially to receive $15.4 million. That amount has been decreasing by $90,000 for each month of 2002 and 2003 to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). Since the Triggering Event had not occurred as of March 31, 2004, the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The Company can not be assured that FDA approval of LE-T will be obtained. The patent owner of LE-T is entitled to 11% of the additional fees that the Company receives as a result of the contingent payment, which will be netted against any additional gain recorded.

      Under the terms of the October 2001 agreement, which is subject to renegotiation, upon FDA approval the Company may receive a milestone payment of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payment. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. Another $1.59 million was paid to Bausch & Lomb in October 2003, leaving an additional $1.56 million as Pharmos' share of these research and development related LE-T expenses. This amount is included in accounts payable at March 31, 2004 and December 31, 2003 and represents the maximum amount Pharmos owes Bausch & Lomb for their project development under the terms of the 2001 agreement.

      6.    Common Stock Transactions

      In the first quarter of 2004, the Company issued 8,493 shares of common stock with gross proceeds of $26,160 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan.

      In the first quarter of 2004, the Company issued 86,061 of common stock with gross proceeds of $172,497 from the exercise of options by employees and former employees.

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

      On May 30, 2003, the Company completed a private placement to sell common shares and warrants to ten investors, generating total gross proceeds of $8.0 million. The Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock by the investors. The private placement offering was completed by issuing 9,411,765 shares of common stock at a price of $0.85 per share (representing an approximate 20% discount to a ten-day trailing average of the closing price of the stock ending May 28, 2003) and 3,264,706 warrants at an exercise price of $1.40 per share, which includes 441,177 placement agent warrants. Issuance costs of approximately $525,000 in cash and $240,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. The Company calculated the value of the warrants, including the placement agent warrants, being approximately $1,773,000 under the Black-Scholes option pricing method (assumption: volatility 75%, risk free rate 3.15% and zero dividend yield). In the first quarter of 2004, one investor exercised 211,764 warrants to purchase the Company's common stock, resulting in approximately $296,000 gross proceeds to the Company. As of March 31, 2004, seven of the twelve warrant holders (ten investors and two placement agents) have exercised 1,911,764 warrants totaling approximately $2,676,000.

      On March 4, 2003, the Company completed a private placement to sell common shares and warrants to eight investors, generating total gross proceeds of $4.3 million under a shelf registration. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share (the fair market value on March 4, 2003) and 1,141,182 warrants at an exercise price of $1.25 per share, which includes 129,412 placement agent warrants. Issuance costs of approximately $127,000 in cash and $45,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. As of March 31, 2004, five of the nine warrant holders (eight investors and one placement agent) have exercised 823,533 warrants totaling approximately $1,029,416. According to EITF 00-19, the issued warrants meet the requirements of and will be accounted for as a liability since registered shares must be delivered upon settlement. Initially, the Company calculated the value of the warrants, including the placement agent warrants, to be approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants will be marked to market each reporting period until exercised or expiration and amounted to $990,112 at March 31, 2004. Upon exercise of each of the warrants, the related liability is reclassified to additional paid-in-capital. A total of $936,156 was recorded as a credit to additional paid-in-capital since inception as a result of exercises and the recording of the initial value of the warrants.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      7.    Private Placement

      On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds will be used for working capital purposes, and $16.0 million will be available to fund acquisitions upon the approval of the investors. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 substantially equal monthly increments beginning March 31, 2004. In general, amounts converted into shares of Pharmos common stock will reduce the monthly redemption amount proportionately. The $16.0 million earmarked for acquisition activity will be held in escrow until used or repaid. In connection with the financing, the Company also issued 5,514,705 three-year warrants (including 514,705 placement agent warrants) to purchase 5,514,705 shares of common stock at an exercise price of $2.04 per share. Total issuance costs related to the financing were approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital. The placement agent warrants were capitalized and are being amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $19.34 million in net proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount of approximately $3.5 million as a direct reduction to the face amount of the debt in accordance with APB 21. The discount will accrete over the life of the outstanding debentures. Total accretion of the debt discount in 2004 was approximately $914,721. The issuance costs allocated to the convertible debentures of approximately $1.4 million are being deferred and amortized to interest expense over the life of the debt. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into 497,662 shares of common stock. As of March 31, 2004, approximately $3.4 million has been either repaid or converted into common stock of the Company. In conjunction with this conversion, the relating unamortized debt discount and issuance costs totaling $267,912 were reclassified to additional paid in capital.

      As of March 31, 2004, the Convertible Debenture repayment schedule was as follows:

                                     2004            2005           Total
                                     ----            ----           -----

      Principal              $ 12,769,231    $  4,846,154    $ 17,615,385
      Applicable Discount:     (1,365,460)        (68,424)     (1,433,884)
                             ------------    ------------    ------------
      Total, net             $ 11,403,771    $  4,777,730    $ 16,181,501
                             ============    ============    ============

      Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, required the Company to compute the Beneficial Conversion Feature (BCF) of the convertible debt from the private placement of September 2000. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF in 2000 was computed at approximately $1.8 million, all of which has been amortized and included as interest expense in the year ending December 31, 2000. Two of the eight investors of the March 2003 private placement were also holders of the remaining $3.5 million September 2000 Convertible Debenture offering, which was ultimately redeemed for approximately $4.0 million, which includes unpaid and accrued interest. The Convertible Debenture holders chose not to convert the existing debt to common equity. Instead, the Convertible Debenture holders opted to be repaid early and participate in a new round of financing. For the two investors, the sale of the common stock and warrants reduced the conversion price of the outstanding debt, which resulted in an additional BCF charge of approximately $2.7 million during the first quarter ending March 31, 2003. The total related BCF charge since inception of the debt of $3.5 million was redeemed in the first quarter of 2003 as a result of the debt being repaid. The impact of the reversal of the total BCF charge since inception of the debt resulted in a net credit of $786,000 recorded as interest income during the first quarter ending March 31, 2003. This accounting treatment in accordance with EITF 00-27.

Pharmos Corporation
Notes to Condensed Consolidated Financial Statements

      8.    Segment and Geographic Information

      The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company's selling operations are maintained in the United States.

      Geographic information for the three months ending March 31, 2004 and 2003 are as follows:

                            2004           2003
                            ----           ----

      Net loss
        United States   ($5,824,199)   ($3,830,023)
        Israel             (116,602)      (669,182)
                        -----------    -----------
                        ($5,940,801)   ($4,499,205)
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

Through the end of the third quarter of 2001, the Company generated revenues from product sales but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000, was not profitable in 2002, 2003, and the first quarter of 2004, and has incurred a cumulative net loss of $126.9 million through March 31, 2004. In 2001, the Company recorded a profit due to the sale of its ophthalmic product line to Bausch & Lomb. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

In mid-March 2004, the Company completed enrollment of U.S. and international TBI patients in its pivotal, Phase III clinical trial of dexanabinol. Approximately six months after the completion of enrollment, Pharmos anticipates completing the clinical trial, as the trial protocol requires periodic examinations and testing of patients enrolled in the trials during the six months following their initial treatment. Several months after the completion of the last patient last follow-up visit, Pharmos plans to unblind the study and announce the main study results around yearend.

In March 2003, the Company initiated a double-blinded placebo controlled Phase II trial of dexanabinol as a preventive agent against the cognitive impairment
(CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB) operations. This trial is being conducted at five leading medical centers in Israel. The enrollment of up to 200 CS-CPB patients in this trial is expected to be completed around the end of the second quarter of 2004. The clinical protocol calls for a final follow-up examination of each patient three months after enrollment. Allowing time for completion of patient records and preparation of the database, Pharmos expects to unblind the data and announce the study results during the fourth quarter of 2004.

Pharmos is advancing the lead candidate from its proprietary platform of CB2-selective compounds through advanced stages of preclinical development. Pending successful completion of ongoing preclinical studies, the Company plans to initiate human testing of PRS-211,375 around year-end by studying its potential to treat pain in cancer patients.

Results of Operations

Quarters ended March 31, 2004 and 2003

Total operating expenses decreased by $575,145 or 11%, from $5,063,580 in 2003 to $4,488,435 in 2004. In mid-March 2004, the Company completed enrollment of U.S. and international traumatic brain injury patients in its pivotal, Phase III clinical trial of dexanabinol. During February 2003, the FDA accepted the Company's Investigational New Drug application, which allowed the Company to begin U.S. patient enrollment in the trial. Last year at this time, the Company incurred a significant amount of resources to commence the clinical trial in the U.S. and to further support international sites. The decrease in the clinical trial expenses offset higher salaries and benefits, consultant and professional fees. Consultant fees increased in 2004 due to expenditures related to the scale up of dexanabinol synthesis. Also, the Company incurred higher expenses in connection with an increase in the accrual of accounting fees and legal services in 2004.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major project is the development of dexanabinol for the treatment of severe traumatic brain injury (TBI), which is currently involved in Phase III testing in the U.S., Europe, Australia and Israel. During the first quarter of 2004, the gross cost of the traumatic brain injury project was $2.8 million. Total costs since the traumatic brain injury project entered Phase II development in 1996 through March 31, 2004 were $38.2 million. The principal costs of completing the project include collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the results of the study upon its conclusion, and the Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained, as well as the resources required to generate sales in such countries. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of severe traumatic brain injury is successfully completed, the Company can expect to begin to earn revenues upon marketing approval as early as 2006; however, should our product candidate experience setbacks or should a product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during 2003, the Company initiated a Phase II trial of dexanabinol as a preventive agent against the cognitive impairment (CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB) that was approved by Israel's Ministry of Health. Enrollment of patients undergoing CS-CPB in the trial is expected to be complete by the second quarter of 2004. During the first quarter of 2004, the gross cost of patients undergoing CS-CPB was $340,752. Total costs since the CS-CPB project entered Phase II development in 2003 through March 31, 2004 were $1.2 million.

Gross expenses for other research and development projects in earlier stages of development for the first quarters of 2004 and 2003 were $443,772 and $483,281, respectively. Total research and development expenses, net of grants, for the first quarters of 2004 and 2003 were $3,300,930 and $4,039,065, respectively. The Company recorded grant receivables from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade of $816,256 and $328,637 during the first quarters of 2004 and 2003, respectively, which reduced the research and development expenses.

Selling, general and administrative expenses increased by $184,812, or 22%, to $1,037,711 in 2004 from $852,899 in 2003. The increase in selling, general and administrative expenses is due to higher salaries, professional fees, and insurance fees by $115,887, $62,285, and $50,398, respectively, in the quarter compared to the first quarter 2003. The higher professional fees in 2004 are attributed to higher accounting and legal fees. The directors and officers policy renewal rate for 2004 increased by 102% due to (generally) higher rates throughout the insurance industry and to compensate for the insurers' perceived risk with respect to the outcome of the Phase III TBI trial.

Depreciation and amortization expenses decreased by $21,822, or 13%, from $171,616 in 2003 to $149,794 in 2004. The decrease is due to some fixed assets becoming fully depreciated.

Other (expense) income, net, decreased by $2,016,741 from income of $564,375 in 2003 to an expense of $1,452,366 in 2004. Interest expense increased by $1,136,954 to $1,443,939 in 2004 from $307,000 in 2003. During the first quarter of 2003, the Company retired the remaining $3.5 million of the outstanding September 2000 Convertible Debentures which were originally due to mature in June 2003. In accordance with Emerging

Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios
(BCF), the Company recorded a charge of $1.8 million which was fully amortized at December 31, 2000 in connection with the issuance of convertible debt with a favorable conversion feature. In accordance with EITF 00-27, a net credit of $786,000 was recorded as interest income during the first quarter of 2003 to reverse the BCF previously recorded which was associated with the remaining balance of the September 2000 Convertible Debenture offering with a face amount of $3.5 million which was not converted. During the quarter, the Company recognized royalties of $3,469 per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company's CEO. Excluding the BCF which is included in the interest income, interest income increased by $103,436, or 171%, from $60,511 in the first quarter of 2003 to $163,947 in the first quarter of 2004 as the result of a higher average cash balance.

Liquidity and Capital Resources

While the Company recorded revenues from 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $126.9 million at March 31, 2004. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, the sale of a portion of our New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company's liquidity and financial position on March 31, 2004, and on December 31, 2003:

                                     March 31, 2004       December 31, 2003
Working capital                       $ 42,684,270           $ 42,026,598
Cash and cash equivalents             $ 46,587,961           $ 49,369,250
Restricted cash                       $ 16,073,617           $ 16,099,998

Current working capital position

As of March 31, 2004, the Company had working capital of $42.7 million consisting of current assets of $64.9 million and current liabilities of $22.2 million. This represents an increase of $0.7 million from its working capital of $42.0 million on current assets of $62.8 million and current liabilities of $20.8 million as of December 31, 2003.

Current and future liquidity position

Management believes that cash and cash equivalents of $46.6 million as of March 31, 2004, will be sufficient to support the Company's continuing operations beyond December 2004. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

Cash and investments

At March 31, 2004, cash and cash equivalents, including restricted cash of $16.1 million totaled $62.7 million. At December 31, 2003 cash and cash equivalent, including restricted cash of $16.1 million totaled $65.5 million. This decrease in cash of $2.8 million was principally due to cash used in the Company's operations. The cash, cash equivalents and restricted cash will be used to finance future growth, capital expenditures and repayment of debt.

As part of the September 2003 financing, the Company received a total of $16.0 million of restricted cash held in escrow, which will remain in escrow until either the Company's convertible debentures are converted into common shares of the Company by the investor or by the Company, or such funds are repaid by the Company or are used to fund acquisition(s) approved by the investors. To date, approximately $3.38 million has either been converted into common shares of the Company's stock or repaid.

Operating activities

Net cash used in operating activities for the first quarter of 2004 was $5.9 million compared to $5.8 million for the first quarter of 2003. The increase is due principally to the higher expenses related to the completed enrollment of U.S. and international TBI patients in its pivotal Phase III clinical trial of dexanabinol.

Capital expenditures

Our capital expenditures for property, plant and equipment for the first three months of 2004 and 2003 totaled approximately $53,000 and $14,000, respectively for normal replacements and improvements.

Financing activities

During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest into 497,662 shares of common stock of the Company. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. As of March 31, 2004, the Company repaid approximately $1.38 million of the September 2003 Convertible Debentures. The remaining Convertible Debenture balance of $17.6 million will be repaid in equal monthly installments by March 2005.

Executive stock trading program

During April 2004, Pharmos Corporation's President and Chief Operating Officer, Dr. Gad Riesenfeld, and one of its directors, Dr. Elkan Gamzu, separately adopted pre-arranged stock trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934.

Rule 10b5-1 permits officers and directors of public companies to adopt pre-determined plans for selling specified amounts of stock. The plans may be entered into only when the director or officer is not in possession of material, non-public information and may be used to gradually diversify investment portfolios over a period of time.

Dr. Riesenfeld and Dr. Gamzu have each made their first sale of stock pursuant to their 10b5-1 plans. Dr. Riesenfeld exercised stock options and sold 12,882 shares on April 19, 2004, and Dr. Gamzu exercised stock options and sold 2,500 shares on April 15, 2004. Under the terms of Dr. Riesenfeld's plan, he may, prior to April 19, 2005, exercise stock options and/or warrants and sell, on a monthly basis, up to an aggregate of 154,583 shares (including the 12,882 shares already sold), which represents approximately 23% of the total number of shares, warrants and options he currently holds. Under the terms of Dr. Gamzu's plan, he may, prior to April 15, 2005, exercise stock options and sell, on a monthly basis, up to an aggregate of 75,000 shares (including the 2,500 shares already sold), which represents approximately 65% of the total number of shares, warrants and options he currently holds.

In October 2001, Bausch & Lomb Pharmaceuticals, Inc. (Bausch & Lomb) purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995

Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product that was submitted to the FDA for marketing approval in September 2003. The Company had no product sales beginning in the fourth quarter of 2001. Upon FDA approval, Bausch & Lomb will pay the Company up to an additional maximum gross proceeds of $12 million, with the actual payment price based on the date of FDA approval of this new combination therapy. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, the Company paid Bausch & Lomb $1.59 million of its liability for the LE-T development. As of March 31, 2004, Pharmos owes an additional $1.56 million as its share of these research and development related LE-T expenses. This amount is included as part of accounts payable at March 31, 2004, and represents the maximum amount Pharmos owes Bausch & Lomb. As a result of this transaction, the Company recorded a net gain of $16.3 million during the fourth quarter of 2001. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

As of March 31, 2004, the Company had the following contractual commitments and long-term obligations:

                                                    Payments Due by Period
                                            Less than 1         1 - 3         4 - 5         After
                                    Total          Year         Years         Years       5 Years
Operating Leases              $   533,202   $   274,794   $   135,539   $    45,457   $    77,413
Other Long-Term Obligations
(excluding debt discount)      17,615,385    17,615,385            --            --            --
R&D Commitments                 1,290,631     1,290,631            --            --            --
                              -----------   -----------   -----------   -----------   -----------
Total                         $19,439,219   $19,180,810   $   135,539   $    45,457   $    77,413
                              ===========   ===========   ===========   ===========   ===========

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants with six institutional investors, generating total gross proceeds of $21.0 million. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 equal monthly increments beginning March 31, 2004. As of March 31, 2004, debentures totaling approximately $3.4 million were either repaid or converted into common stock of the Company.

The R&D commitments represent scheduled professional fee payments for clinical services relating to the Phase III clinical study of dexanabinol for severe traumatic brain injury. One of the clinical service based agreements, if fully executed, currently totals $11.1 million and is not committed beyond 2004. Through March 31, 2004, the Company has recorded $9.6 million as an expense.

The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and our convertible debentures. Due to the relatively short-term nature of these investments the Company has determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

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

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in section13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of Pharmos' Chief Executive Officer and Chief Financial Officer and several other members of Pharmos' senior management at March 31, 2004. Pharmos' Chief Executive Officer and Chief Financial Officer concluded that Pharmos' disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: There were no changes in Pharmos' internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Part II

                                Other Information

Item 1 Legal Proceedings                                                    NONE

Item 2 Changes in Securities

      On January 5, 2004, the Company announced that C.E. Unterberg, Towbin and Harris Nesbitt Gerard, the underwriters for Pharmos' December 19, 2003 public offering, exercised their over-allotment option in full to purchase an aggregate of 1,575,000 shares of Pharmos' common stock at a purchase price of $2.75 per share, less the underwriting discount. The option was offered in connection with a previously announced firm commitment underwriting pursuant to an existing shelf registration statement. Total net proceeds from the offering, including $4.07 million from the exercise of the over-allotment option, were approximately $31.1 million.

      Proceeds from the offering were used to for general corporate purposes, research and product development activities (potentially including the acquisition of new technologies), conducting preclinical studies and clinical trials, and for the equipping of facilities.

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

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      Current Report filed on January 5, 2004; Item 5 was reported, The underwriters have exercised their over-allotment option in full to purchase an aggregate of 1,575,000 shares

      Current Report filed on March 25, 2004; Item 5 was reported, Resignation of the Chief Financial Officer

      Current Report filed on April 22, 2004; Item 5 was reported, Adoption of certain pre-arranged stock trading plans in accordance with guidelines specified by Rule10b5-1 under the Securities Exchange Act of 1934

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHARMOS CORPORATION

Dated: May 7, 2004

                                        by: /s/ Alon Michal
                                            ---------------
                                        Alon Michal
                                        Acting Chief Financial Officer
                                        (Principal Accounting and
                                          Financial Officer)