Form 10-Q
period 2004-06-30
PHARMOS CORP
filed 2004-07-30
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

As of July 29, 2004 the Registrant had outstanding 88,246,781 shares of its $.03 par value Common Stock.

Part I. Financial Information
Item 1 Financial Statements

Pharmos Corporation
(Unaudited)

Consolidated Balance Sheets

                                                                         June 30,          December 31,
                                                                           2004                2003
                                                                      -------------       -------------
Assets
   Cash and cash equivalents                                          $  41,086,668       $  49,369,250
   Restricted cash                                                       13,521,538          11,192,312
   Research and development grants receivable                             1,397,932             681,245
   Debt issuance costs                                                      331,527             967,402
   Prepaid expenses and other current assets                                488,152             585,020
                                                                      -------------       -------------
        Total current assets                                             56,825,817          62,795,229

   Fixed assets, net                                                      1,108,715           1,255,096
   Restricted cash                                                               --           4,907,686
   Other assets                                                              18,946              20,589
   Debt issuance costs                                                           --              29,471
                                                                      -------------       -------------

        Total assets                                                  $  57,953,478       $  69,008,071
                                                                      =============       =============

Liabilities and Shareholders' Equity
   Accounts payable                                                   $   2,547,557       $   3,005,461
   Accrued expenses                                                       1,121,923           1,751,200
   Warrant liability                                                      1,024,736             823,029
   Accrued wages and other compensation                                   1,157,730           1,486,529
   Convertible debentures, net                                           12,656,502          13,702,412
                                                                      -------------       -------------
        Total current liabilities                                        18,508,448          20,768,631

   Other liability                                                           10,000              10,000
   Convertible debentures, net                                                   --           4,773,339
                                                                      -------------       -------------
        Total liabilities                                                18,518,448          25,551,970
                                                                      -------------       -------------

   Commitments and contingencies

   Shareholders' equity
   Preferred stock, $.03 par value, 1,250,000 shares authorized,
   none issued and outstanding                                                   --                  --
   Common stock, $.03 par value; 150,000,000 shares authorized,
   88,235,531 and 85,554,016 issued                                       2,647,492           2,567,047
   Deferred compensation                                                   (104,676)            (66,660)
   Paid in capital                                                      169,122,661         161,960,059
   Accumulated deficit                                                 (132,230,021)       (121,003,919)
   Treasury stock, $.03 par value; 14,189 shares                               (426)               (426)
                                                                      -------------       -------------
        Total shareholders' equity                                       39,435,030          43,456,101
                                                                      -------------       -------------

        Total liabilities and shareholders' equity                    $  57,953,478       $  69,008,071
                                                                      =============       =============

  The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations

                                                               Three Months Ended June 30,
                                                                 2004               2003
                                                             ------------       ------------
Expenses
    Research and development, net of grants                  $  2,497,008       $  2,317,564
    Selling, general and administrative                         1,712,634            752,032
    Depreciation and amortization                                 150,276            168,577
                                                             ------------       ------------

       Total operating expenses                                 4,359,918          3,238,173
                                                             ------------       ------------

Loss from operations                                           (4,359,918)        (3,238,173)

Other expense
    Interest income                                               138,902             48,905
    Other income (expense)                                         13,975             (6,205)
    Derivative loss                                               (34,624)        (1,115,911)
    Interest expense                                           (1,043,636)            (2,735)
                                                             ------------       ------------
    Other expense, net                                           (925,383)        (1,075,946)
                                                             ------------       ------------

Net loss                                                     ($ 5,285,301)      ($ 4,314,119)
                                                             ============       ============

Net loss per share
    - basic and diluted                                      ($       .06)      ($       .07)
                                                             ============       ============

Weighted average shares outstanding - basic and diluted        88,017,455         64,842,460
                                                             ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations

                                                                Six Months Ended June 30,
                                                                 2004               2003
                                                             ------------       ------------
Expenses
    Research and development, net of grants                  $  5,797,938       $  6,356,629
    Selling, general and administrative                         2,750,345          1,604,931
    Depreciation and amortization                                 300,070            340,193
                                                             ------------       ------------

       Total operating expenses                                 8,848,353          8,301,753
                                                             ------------       ------------

Loss from operations                                           (8,848,353)        (8,301,753)

Other expense
    Interest income                                               302,849            895,416
    Other income (expense), net                                     8,684            (24,721)
    Derivative loss                                              (201,707)        (1,072,546)
    Interest expense                                           (2,487,575)          (309,720)
                                                             ------------       ------------
    Other expense, net                                         (2,377,749)          (511,571)
                                                             ------------       ------------

Net loss                                                     ($11,226,102)      ($ 8,813,324)
                                                             ============       ============

Net loss per share
    - basic and diluted                                      ($       .13)      ($       .14)
                                                             ============       ============

Weighted average shares outstanding - basic and diluted        87,770,205         61,590,867
                                                             ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows

                                                                         Six Months Ended June 30,
                                                                          2004               2003
                                                                      ------------       ------------
Cash flows from operating activities
  Net loss                                                            ($11,226,102)      ($ 8,813,324)
   Adjustments to reconcile net loss to net
    cash used in operating activities
       Depreciation and amortization                                       300,070            340,193
       Interest expense on convertible debentures converted into
       common stock                                                         10,555                 --
       Reversal of beneficial conversion feature                                --           (786,000)
       Change in the value of warrants                                     201,707          1,072,546
       Amortization of debt discount and issuance costs                  2,116,649             53,342
       Amortization of fair value of change in convertible debt                 --             68,808
       Stock options issuances below fair market value                      35,984             26,664
       Option expense - consultant compensation                            411,371             16,040
  Changes in operating assets and liabilities
       Research and development grants receivable                         (716,687)           (26,459)
       Prepaid expenses and other current assets                            96,868            (16,519)
       Other assets                                                          1,643            (10,250)
       Accounts payable                                                   (457,904)          (137,385)
       Accrued expenses                                                   (629,277)          (728,551)
       Accrued wages and other compensation                               (328,799)               512
                                                                      ------------       ------------

  Net cash used in operating activities                                (10,183,922)        (8,940,383)
                                                                      ------------       ------------

Cash flows from investing activities
     Purchases of fixed assets                                            (153,689)           (32,011)
     Decrease in restricted cash                                         2,578,460          2,199,999
                                                                      ------------       ------------

  Net cash provided by investing activities                              2,424,771          2,167,988
                                                                      ------------       ------------

Cash flows from financing activities
     Proceeds from issuance of common stock
     and exercise of options and warrants, net                           5,015,033         11,630,215
     Repayment of convertible debentures                                (5,538,464)        (3,500,000)
                                                                      ------------       ------------

Net cash (used in) provided by financing activities                       (523,431)         8,130,215
                                                                      ------------       ------------

Net (decrease) increase in cash and cash equivalents                    (8,282,582)         1,357,820

Cash and cash equivalents at beginning of year                          49,369,250         19,579,287
                                                                      ------------       ------------

Cash and cash equivalents at end of period                            $ 41,086,668       $ 20,937,107
                                                                      ============       ============

Supplemental information:
  Interest paid                                                       $    356,221       $    525,448
Supplemental disclosure of non-cash financing activities:
  Conversion of convertible debt                                      $  2,000,000       $         --
  Issuance of warrants in connection with the private placement       $         --       $    393,707

  The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      1. The Company

      Pharmos Corporation (the Company or Pharmos) is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of neuro-inflammatory disorders. The Company has a portfolio of drug candidates in clinical trials and under development, as well as discovery, preclinical and clinical capabilities. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

      2. Liquidity and Business Risks

      The Company incurred operating losses since its inception through the year ended December 31, 2000 and was not profitable in 2002, 2003 and the first two quarters of 2004. During 2001, the Company recorded net income due to the nonrecurring sale of its ophthalmic product line. At June 30, 2004, the Company has an accumulated deficit of $132.2 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Chief Scientist of Israel, research contracts, license fees, royalties and sales, and interest income. Management believes that the current cash and cash equivalents of $41.1 million as of June 30, 2004, will be sufficient to support the Company's continuing operations beyond June 30, 2005.

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

      Research and development grants receivable

      As of June 30, 2004 and December 31, 2003, research and development grant receivables consist of grants for research and development relating to certain projects. Participations and grants in respect of research and development expenses are recognized as a reduction of research and development expenses as the related costs are incurred.

      Restricted cash

      In connection with the September 2003 Convertible Debenture offering, the terms of the agreement required the Company to establish an escrow account. The escrow account is shown as Restricted Cash on the Company's

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

      balance sheet and will be released to the Company generally in proportion to the amount of Convertible Debentures converted into common shares or in connection with the repayment of the debt that began in March 2004. The terms of the debentures further stipulates that the restricted cash can only be used to fund acquisitions upon the approval of the investors. The short-term balance represents debt repayment due within 12 months. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into shares of common stock. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. In addition, the Company repaid the debenture holders approximately $5.5 million from its cash and cash equivalents account during the six months ended June 30, 2004. The escrow agreement stipulates that the Company repay the debenture holders the first $5.0 million from its cash and cash equivalents. Therefore, the remaining $500,000 is not subject to the escrow agreement and has been classified as unrestricted cash.

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

      Equity based compensation

      The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, " Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma operating results and pro forma per share disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 as amended by SFAS 148 has been applied to these transactions. Options issued to non-employees are valued using the fair value methodology under SFAS 123.

      The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

                                                    Three months ended                   Six months ended
                                                         June 30,                            June 30,
                                                  2004              2003               2004              2003
                                              -----------       -----------       ------------       -----------
      Net (loss) as reported                  ($5,285,301)      ($4,314,119)      ($11,226,102)      ($8,813,324)
      Add: Stock-based employee
      compensation expense included in
      reported net loss                            17,952            13,332             35,984            26,664
      Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method for
      all awards                                 (353,102)         (260,027)          (706,204)         (498,402)
                                              -----------       -----------       ------------       -----------
      Pro forma net (loss)                    ($5,620,451)      ($4,560,814)      ($11,896,322)      ($9,285,062)
                                              ===========       ===========       ============       ===========
      Earnings per share:
      Basic and diluted - as reported         ($      .06)      ($      .07)      ($       .13)      ($      .14)
      Basic and diluted - pro forma           ($      .06)      ($      .07)      ($       .13)      ($      .15)

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

      For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

                                               Three months ended, June 30                 Six months ended, June 30
                                                2004                  2003                 2004                  2003
                                                ----                  ----                 ----                  ----
    Risk-free interest rate                 3.07 - 3.36%             3.15 %            3.07 - 3.36%          2.88 - 3.15%
    Expected lives (in years)                    5                     5                     5                    5
    Dividend yield                               0%                    0%                    0%                   0%
    Expected volatility                         88%                   75%                   88%                  75%

      New Accounting Pronouncement

      In March 2004, the Emerging Issues Task Force issued EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128". This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement does not have an impact to the Company's financial statement presentation as the Company is in a loss position.

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

      The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2004 and 2003 had been converted.

                                                                2004           2003
                                                             ----------      ---------
      Stock options                                           4,697,207      3,976,830
      Warrants                                                7,288,308      6,004,530
      Shares issuable upon exercise of convertible debt       3,332,064             --
                                                             ----------      ---------
      Total potential dilutive securities not included
      in loss per share                                      15,317,579      9,981,360
                                                             ==========      =========

      5. Collaborative Agreements

      In June 1995, the Company entered into a marketing agreement (the Marketing Agreement) with Bausch & Lomb Pharmaceuticals, Inc. (Bausch &
      Lomb) to market Lotemax(R) and Alrex(R), on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covered the Company's other loteprednol etabonate based product, LE-T. Under the Marketing Agreement, Bausch & Lomb purchased the active drug substance (loteprednol etabonate) from the Company. A second agreement, covering Europe, Canada and other selected countries, was signed in December 1996 (the New Territories Agreement). In October 2001, the Company sold its ophthalmic product line, including the Company's rights under the above agreements to Bausch & Lomb.

      Sale of Ophthalmic Product line

      In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that were

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

      manufactured and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company. Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product candidate that was submitted to the FDA for marketing approval in September 2003. Bausch & Lomb will pay the Company additional fees depending on the approval date with the FDA as follows: If the earlier of (a) commercial launch or (b) 6 months after FDA approval of LE-T (the Triggering Event) occurs before January 1, 2002 the Company was initially to receive $15.4 million. That amount has been decreasing by $90,000 for each month of 2002 and 2003 to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). Since the Triggering Event had not occurred as of June 30, 2004, the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The Company can not be assured that FDA approval of LE-T will be obtained. The patent owner of LE-T is entitled to 11% of the additional fees that the Company receives as a result of the contingent payment, which will be netted against any additional gain recorded.

      Under the terms of the October 2001 agreement, which is subject to renegotiation, upon FDA approval the Company may receive a milestone payment of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payment. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. Another $1.59 million was paid to Bausch & Lomb in October 2003, leaving an additional $1.56 million as Pharmos' share of these research and development related LE-T expenses. This amount is included in accounts payable at June 30, 2004 and December 31, 2003 and represents the maximum amount Pharmos owes Bausch & Lomb for their project development under the terms of the 2001 agreement.

      6. Common Stock Transactions

      In the first six months of 2004, the Company issued 9,493 shares of common stock with gross proceeds of $28,998 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan. In the first six months of 2004, the Company issued 252,302 of common stock with gross proceeds of $383,753 from the exercise of options by employees and former employees. The Company incurred a non-cash charge of approximately $403,000 for extending the stock option exercise period to its former chief financial officer in return for consulting services.

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

      On May 30, 2003, the Company completed a private placement to sell common shares and warrants to ten investors, generating total gross proceeds of $8.0 million. The Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock by the investors. The private placement offering was completed by issuing 9,411,765 shares of common stock at a price of $0.85 per share (representing an approximate 20% discount to a ten-day trailing average of the closing price of the stock ending May 28, 2003) and 3,264,706 warrants at an exercise price of $1.40 per share, which includes 441,177 placement agent warrants. Issuance costs of approximately $525,000 in cash and $240,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. The Company calculated the value of the warrants, including the placement agent warrants, being approximately $1,773,000 under the Black-Scholes option pricing method (assumption: volatility 75%, risk free rate 3.15% and zero dividend yield). In the first six months of 2004, two investors exercised 247,058 warrants to purchase the Company's common stock, resulting in approximately $345,882 gross proceeds to the Company. As of June 30, 2004, seven of the twelve warrant holders (ten investors and two placement agents) have exercised 1,947,058 warrants totaling approximately $2,726,000.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

      On March 4, 2003, the Company completed a private placement to sell common shares and warrants to eight investors, generating total gross proceeds of $4.3 million under a shelf registration. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share (the fair market value on March 4, 2003) and 1,141,182 warrants at an exercise price of $1.25 per share, which includes 129,412 placement agent warrants. Issuance costs totaled approximately $127,000 in cash and $45,000 for the value of the placement agent warrants. As of June 30, 2004, five of the nine warrant holders (eight investors and one placement agent) have exercised 823,533 warrants totaling approximately $1,029,416. There were no exercises during 2004. According to EITF 00-19, the issued warrants meet the requirements of and will be accounted for as a liability since registered shares must be delivered upon settlement. Initially, the Company calculated the value of the warrants, including the placement agent warrants, to be approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants will be marked to market each reporting period until exercised or expiration and amounted to $1,024,736 at June 30, 2004. Upon exercise of each of the warrants, the related liability is reclassified to additional paid-in-capital. A total of $936,154 was recorded as a credit to additional paid-in-capital since inception as a result of exercises and the recording of the initial value of the warrants.

      7. Private Placement

      On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds will be used for working capital purposes, and $16.0 million will be available to fund acquisitions upon the approval of the investors. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 substantially equal monthly increments beginning March 31, 2004. In general, amounts converted into shares of Pharmos common stock will reduce the monthly redemption amount proportionately. The $16.0 million earmarked for acquisition activity will be held in escrow until used or repaid. In connection with the financing, the Company also issued 5,514,705 three-year warrants (including 514,705 placement agent warrants) to purchase 5,514,705 shares of common stock at an exercise price of $2.04 per share. Total issuance costs related to the financing were approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants. The issuance costs allocated to the warrants were recorded as a reduction to additional paid in capital. The placement agent warrants were capitalized and are being amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $19.34 million in net proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount of approximately $3.5 million as a direct reduction to the face amount of the debt in accordance with APB 21. The discount will accrete over the life of the outstanding debentures. Total accretion of the debt discount in 2004 was approximately $1,543,570. The issuance costs allocated to the convertible debentures of approximately $1.4 million are being deferred and amortized to interest expense over the life of the debt. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into 497,662 shares of common stock. In conjunction with this conversion, the relating unamortized debt discount and issuance costs totaling $267,912 was reclassified to additional paid in capital. As of June 30, 2004, approximately $7.5 million has been either repaid or converted into common stock of the Company. As of June 30, 2004, one of the six warrant holders exercised 100,000 warrants totaling approximately $204,000.

      As of June 30, 2004, the Convertible Debenture repayment schedule was as follows:

                                      2004              2005              Total
                                      ----              ----              -----
      Principal                $ 8,615,384       $ 4,846,154       $ 13,461,538
      Applicable Discount:        (736,612)          (68,424)          (805,036)
                               -----------       -----------       ------------
      Total, net               $ 7,878,772       $ 4,777,730       $ 12,656,502
                               ===========       ===========       ============

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

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

      Geographic information for the three and six months ending June 30, 2004 and 2003 are as follows:

                             Three months ended June 30,            Six months ended June 30,
                             ---------------------------            -------------------------
                               2004               2003               2004              2003
                               ----               ----               ----              ----
      Net loss
        United States      ($5,189,102)      ($ 4,179,834)      ($11,013,302)      ($8,530,608)
        Israel                 (96,199)          (134,285)          (212,800)         (282,716)
                           -----------       ------------       ------------       -----------
                           ($5,285,301)      ($ 4,314,119)      ($11,226,102)      ($8,813,324)
                           ===========       ============       ============       ===========

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

Through the end of the third quarter of 2001, the Company generated revenues from product sales but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000, was not profitable in 2002, 2003, and the first two quarters of 2004, and has incurred a cumulative net loss of $132.2 million through June 30, 2004. In 2001, the Company recorded a profit due to the sale of its ophthalmic product line to Bausch & Lomb. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

In mid-March 2004, the Company completed enrollment of U.S. and international TBI patients in its pivotal, Phase III clinical trial of dexanabinol. Approximately six months after the completion of enrollment, Pharmos anticipates completing the clinical trial, as the trial protocol requires periodic examinations and testing of patients enrolled in the trials during the six months following their initial treatment. Several months after the completion of the last patient last follow-up visit, Pharmos plans to unblind the study and announce the main study results around year-end.

In March 2003, the Company initiated a double-blinded placebo controlled Phase II trial of dexanabinol as a preventive agent against the cognitive impairment
(CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB) operations. In mid-July 2004, the Company completed enrollment of 202 CS-CPB patients in its Phase II clinical trial of dexanabinol. The clinical protocol calls for a final follow-up examination of each patient three months after enrollment. Allowing time for completion of patient records and preparation of the database, Pharmos expects to unblind the data and announce the study results during the fourth quarter of 2004.

Our development of dexanabinol for TBI involves only one pivotal Phase III clinical trial. Assuming a successful clinical trial, Pharmos plans to submit a New Drug Application (NDA) to the FDA. The FDA may grant an unconditional approval or may grant approval conditioned upon further post-marketing testing. The FDA could also conclude that further clinical testing to confirm the data Pharmos obtained from its pivotal Phase III trial would be required for approval of the NDA. A requirement by the FDA for further significant clinical testing after the completion of the current pivotal Phase III clinical trial or a rejection of our NDA would have a material adverse effect on Pharmos and its operations.

Pharmos is advancing the lead candidate from its proprietary platform of CB2-selective compounds through advanced stages of preclinical development. Pending successful completion of ongoing preclinical studies, the Company plans to initiate human testing of PRS-211,375 during the first half of 2005 by studying its potential to treat pain and other indications.

Results of Operations

Quarters ended June 30, 2004 and 2003

Total operating expenses increased by $1,121,745 or 35%, to $4,359,918 in 2004 from $3,238,173 in 2003. In mid-March 2004, the Company completed enrollment of U.S. and international traumatic brain injury patients in its pivotal, Phase III clinical trial of dexanabinol. During February 2003, the FDA accepted the Company's Investigational New Drug application, which allowed the Company to begin U.S. patient enrollment in the trial. Last year at this time, the Company incurred a significant amount of resources to commence the clinical trial in the U.S. and to further support international sites. The decrease in the clinical trial expenses offset increased activities with consultants and professional fees along with higher salaries and benefits from additional headcount. The Company incurred higher expenditures relating to the scale up of dexanabinol synthesis. Also, the Company incurred higher consulting and professional fees in connection with an increase in accounting fees, including Sarbanes-Oxley compliance, and legal services in 2004. The Company incurred a non-cash charge for extending the stock option exercise period to its former chief financial officer in return for consulting services.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major project is the development of dexanabinol for the treatment of severe traumatic brain injury (TBI), which has completed patient enrollment in Phase III testing in the U.S., Europe, Australia and Israel. During the second quarter of 2004, the gross cost of the TBI project was $2.1 million. Total costs since the TBI project entered Phase II development in 1996 through June 30, 2004 were $40.3 million. The principal costs of completing the project include collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the results of the study upon its conclusion, and the Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained, as well as the resources required to generate sales in such countries. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of severe traumatic brain injury is successfully completed, the Company can expect to begin to earn revenues upon marketing approval as early as 2006; however, should our product candidate require additional clinical trials creating additional financial and time burdens or should the product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during 2003, the Company initiated a Phase II trial of dexanabinol as a preventive agent against the cognitive impairment (CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB) that was approved by Israel's Ministry of Health. Patient enrollment was completed in mid-July 2004. During the second quarter of 2004, the gross cost of patients undergoing CS-CPB was $344,503. Total costs since the CS-CPB project entered Phase II development in 2003 through June 30, 2004 were $1.5 million.

Gross expenses for other research and development projects in early stages of development for the second quarters of 2004 and 2003 were $481,292 and $382,522, respectively. Total research and development expenses, net of grants, for the second quarters of 2004 and 2003 were $2,497,008 and $2,317,564, respectively. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade of $890,889 and $1,076,214 during the second quarters of 2004 and 2003, respectively, which reduced the research and development expenses.

Selling, general and administrative expenses increased by $960,602, or 128%, to $1,712,634 in 2004 from $752,032 in 2003. The majority of the increase in selling, general and administrative expenses is due to higher professional fees, salaries, and insurance fees by $703,759, $138,579, and $50,119, respectively, in the quarter compared to the second quarter 2003. The higher professional fees in 2004 are attributed to increased accounting fees, preparation of Sarbanes-Oxley compliance, earlier timing of the Company's annual shareholder meeting and a non-cash charge of approximately $403,000 for extending the stock option exercise period to the Company's former chief financial officer. Insurance renewals were higher reflecting insurance industry trends.

Depreciation and amortization expenses decreased by $18,301, or 11%, from $168,577 in 2003 to $150,276 in 2004. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net, decreased by $150,563 from $1,075,946 in 2003 to $925,383 in 2004. Interest expense increased by $1,040,901 to $1,043,636 in 2004 from $2,735 in 2003. The increase is due to outstanding convertible debentures of approximately $12 million that were not present at June 30, 2003. During the quarter, the Company recorded in other income royalties of $1,285 per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company's CEO. Interest income increased by $89,997, or 184%, to $138,902 in 2004 from $48,905 in 2003 as a result of a higher average cash balance.

Six Months ended June 30, 2004 and 2003

Total operating expenses increased by $546,600 or 7%, to $8,848,353 in 2004 from $8,301,753 in 2003. In mid-March 2004, the Company completed enrollment of U.S. and international traumatic brain injury patients in its pivotal, Phase III clinical trial of dexanabinol. During February 2003, the FDA accepted the Company's Investigational New Drug application, which allowed the Company to begin U.S. patient enrollment in the trial. Last year at this time, the Company incurred a significant amount of resources to commence the clinical trial in the U.S. and to further support international sites. The decrease in the clinical trial expenses offset increased activities with consultants and professional fees along with higher salaries and benefits from additional headcount. The Company incurred higher expenditures relating to the scale up of dexanabinol synthesis. Also, the Company incurred higher consulting and professional fees in connection with an increase in accounting fees, including Sarbanes-Oxley compliance, and legal services in 2004. The Company incurred a non-cash charge for extending the stock option exercise period to its former chief financial officer in return for consulting services.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's major project is the development of dexanabinol for the treatment of severe TBI, which has completed patient enrollment in Phase III testing in the U.S., Europe, Australia and Israel. During the first six months of 2004, the gross cost of the TBI project was $4.9 million. Total costs since the TBI project entered Phase II development in 1996 through June 30, 2004 were $40.3 million. The principal costs of completing the project include collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the results of the study upon its conclusion, and the Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained, as well as the resources required to generate sales in such countries. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of severe traumatic brain injury is successfully completed, the Company can expect to begin to earn revenues upon marketing approval as early as 2006; however, should our product candidate require additional clinical trials creating additional financial and time burdens or should a product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during 2003, the Company initiated a Phase II trial of dexanabinol as a preventive agent against the cognitive impairment (CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB) that was approved by Israel's Ministry of Health. Enrollment of patients undergoing CS-CPB in the trial was completed in July 2004. During the six months of 2004, the gross cost of patients undergoing CS-CPB was

$685,255. Total costs since the CS-CPB project entered Phase II development in 2003 through June 30, 2004 were $1.5 million.

Gross expenses for other research and development projects in earlier stages of development for the first six months of 2004 and 2003 were $925,064 and $865,803, respectively. Total research and development expenses, net of grants, for the first six months of 2004 and 2003 were $5,797,938 and $6,356,629, respectively. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade of $1,707,145 and $1,076,215 during the first six months of 2004 and 2003, respectively, which reduced the research and development expenses.

Selling, general and administrative expenses increased by $1,145,414, or 71%, to $2,750,345 in 2004 from $1,604,931 in 2003. The majority of the increase in selling, general and administrative expenses is due to higher professional fees, salaries, and insurance fees by $668,288, $254,466, and $100,517, respectively, in the first six months compared to the same period in 2003. The higher professional fees in 2004 are attributed to increased accounting fees, preparation of Sarbanes-Oxley compliance, earlier timing of the Company's annual shareholder meeting and a non-cash charge of approximately $403,000 for extending the stock option exercise period to the Company's former chief financial officer. Insurance renewals were higher reflecting insurance industry trends.

Depreciation and amortization expenses decreased by $40,123, or 12%, from $340,193 in 2003 to $300,070 in 2004. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net, increased by $1,866,178 from $511,571 in 2003 to $2,377,749 in 2004. Interest expense increased by $2,177,855 to $2,487,575 in 2004 from $309,720 in 2003. The 2004 interest expense is based on six months of interest associated with the remaining balance of the $21.0 million September 2003 Convertible Debenture financing as compared to three months of interest expense on the remaining $3.5 million September 2000 Convertible Debentures, which were ultimately retired during the first quarter of 2003. In accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios
(BCF), the Company recorded a charge of $1.8 million which was fully amortized at December 31, 2000 in connection with the issuance of convertible debt with a favorable conversion feature. In accordance with EITF 00-27, a net credit of $786,000 was recorded as interest income during the first quarter of 2003 to reverse the BCF previously recorded which was associated with the remaining balance of the September 2000 Convertible Debenture offering with a face amount of $3.5 million which was not converted. During the first six months of 2004, the Company recorded as other income royalties of $4,754 per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company's CEO. Interest income decreased by $592,567 or 66% from $895,416 in 2003 to $302,849 in 2004. Included in interest income is the impact of the BCF of $786,000 in 2003.

Liquidity and Capital Resources

While the Company recorded revenues from 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $132.2 million at June 30, 2004. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, research contracts, license fees, royalties and sales, the sale of a portion of our New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company's liquidity and financial position on June 30, 2004, and on December 31, 2003:

                                              June 30, 2004    December 31, 2003

Working capital                               $ 38,317,369       $ 42,026,598

Cash and cash equivalents                     $ 41,086,668       $ 49,369,250

Short-term convertible debentures, net        $ 12,656,502       $ 13,702,412

Long-term convertible debentures, net         $          0       $  4,773,339

Current working capital position

As of June 30, 2004, the Company had working capital of $38.3 million consisting of current assets of $56.8 million and current liabilities of $18.5 million. This represents a decrease of $3.7 million from its working capital of $42.0 million on current assets of $62.8 million and current liabilities of $20.8 million as of December 31, 2003. This decrease in working capital of $3.7 million was principally due to cash used in support of the Company's operations.

Current and future liquidity position

Management believes that cash and cash equivalents of $41.1 million as of June 30, 2004, will be sufficient to support the Company's continuing operations beyond June 2005. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

Cash and restricted cash

At June 30, 2004, cash and cash equivalents, including restricted cash of $13.5 million totaled $54.6 million. At December 31, 2003 cash and cash equivalent, including restricted cash of $16.1 million totaled $65.5 million. This decrease in cash of $10.9 million was principally due to cash used in the Company's operations. The cash, cash equivalents and restricted cash will be used to finance future growth, capital expenditures and repayment of debt.

As part of the September 2003 financing, the Company received a total of $16.0 million of restricted cash held in escrow, which will remain in escrow until either the Company's convertible debentures are converted into common shares of the Company by the investor or by the Company, or such funds are repaid by the Company or are used to fund acquisition(s) approved by the investors. To date, approximately $7.5 million of the original $21.0 million in convertible debentures has either been converted into common shares of the Company's stock or repaid.

Operating activities

Net cash used in operating activities for the first two quarters of 2004 was $10.2 million compared to $8.9 million for the first two quarters of 2003. The increase is due principally to the higher expenses related to the completed enrollment of U.S. and international TBI patients in its pivotal Phase III clinical trial of dexanabinol.

Capital expenditures

Our capital expenditures for property, plant and equipment for the first six months of 2004 and 2003 totaled approximately $154,000 and $32,000, respectively for normal replacements and improvements.

Financing activities

During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest into 497,662 shares of common stock of the Company. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. As of June 30, 2004, the Company repaid or converted approximately $7.5 million of the September 2003 Convertible Debentures. The remaining Convertible Debenture balance of $13.5 million will be repaid in equal monthly installments by March 2005.

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

In October 2001, Bausch & Lomb Pharmaceuticals, Inc. (Bausch & Lomb) purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product that was submitted to the FDA for marketing approval in September 2003. The Company had no product sales beginning in the fourth quarter of 2001. Bausch & Lomb will pay the Company additional fees depending on the approval date with the FDA as follows: If the earlier of (a) commercial launch or (b) 6 months after FDA approval of LE-T (the Triggering Event) occurs before January 1, 2002 the Company was initially to receive $15.4 million. That amount has been decreasing by $90,000 for each month of 2002 and 2003 to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). Since the Triggering Event had not occurred as of June 30, 2004, the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The Company can not be assured that FDA approval of LE-T will be obtained. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, the Company paid Bausch & Lomb $1.59 million of its liability for the LE-T development. As of June 30, 2004, Pharmos owes an additional $1.56 million as its share of these research and development related LE-T expenses. This amount is included as part of accounts payable at June 30, 2004, and represents the maximum amount Pharmos owes Bausch & Lomb.

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

In March 2004, the Emerging Issues Task Force issued EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128". This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement does not have an impact to the Company's financial statement presentation as the Company is in a loss position.

As of June 30, 2004, the Company had the following contractual commitments and long-term obligations:

                                                        Payments Due by Period
                                              Less than 1         1 - 3         4 - 5         After
                                   Total             Year         Years         Years       5 Years
Operating Leases             $ 1,289,709      $   277,079      $470,649      $217,281      $324,700
Convertible Debentures*       13,698,179       13,698,179            --            --            --
R&D Commitments                  229,691          229,691            --            --            --
                             -----------      -----------      --------      --------      --------
Total                        $15,217,579      $14,204,949      $470,649      $217,281      $324,700
                             ===========      ===========      ========      ========      ========

* Includes interest expense to be paid in cash and excludes the debt discount

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants with six institutional investors, generating total gross proceeds of $21.0 million. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 equal monthly increments beginning March 31, 2004. As of June 30, 2004, debentures totaling approximately $7.5 million were either repaid or converted into common stock of the Company.

The R&D commitments represent scheduled professional fee payments for clinical services relating to the Phase III clinical study of dexanabinol for severe TBI. One of the clinical service based agreements, if fully utilized, currently totals $11.1 million and is not committed beyond 2004. Through June 30, 2004, the Company has recorded $10.2 million as an expense.

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

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in section13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of Pharmos' Chief Executive Officer and Chief Financial Officer and several other members of Pharmos' senior management at June 30, 2004. Pharmos' Chief Executive Officer and Chief Financial Officer concluded that Pharmos' disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: There were no changes in Pharmos' internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Part II

                                Other Information

Item 1   Legal Proceedings                                             NONE

Item 2   Changes in Securities, use of Proceeds, and Issuer
         Purchases of Equity Securities                                NONE

Item 3   Defaults upon Senior Securities                               NONE

Item 4   Submissions of Matters to Vote of Security Holders

      At the Corporation's Annual Meeting of Stockholders held on June 30, 2004, the stockholders of the Corporation elected the following persons as Class I Directors of the Corporation to serve until the 2007 annual meeting of stockholders and until their successors are duly elected and qualified:
      David Schlachet and Georges Anthony Marcel. The results of the voting were as follows:

                                    VOTES FOR              VOTES WITHHELD
                                    ---------              --------------
      David Schlachet               63,437,319               2,363,018
      Georges Anthony Marcel        61,994,233               3,806,104

      Also at the Annual Meeting, the stockholders approved the increase in the number of authorized shares of the Company's Common Stock to 150,000,000 from 110,000,000 with 57,463,219 votes for approval, 7,956,575 votes against approval, and 532,022 abstentions.

      Also at the Annual Meeting, the stockholders approved amending of the Company's 2000 Stock Option Plan, with 10,156,464 votes cast for approval, 8,799,748 votes cast against and 790,362 abstentions.

      Further, the stockholders ratified the Board's selection of PricewaterhouseCoopers LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2004, with 64,065,753 votes for ratification, 1,421,560 votes against ratification, and 464,504 abstentions.

Item 5  Other Information                                              NONE

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

        Number        Exhibit
        ------        -------

          3.1 Certificate of Amendment of Restated Articles of Incorporation dated June 30, 2004

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

          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)         Reports on Form 8-K

      Current Report filed on April 22, 2004; Item 5 was reported, Adoption of certain pre-arranged stock trading plans in accordance with guidelines specified by Rule10b5-1 under the Securities Exchange Act of 1934

      Current Report filed on July 20, 2004; Item 5 was reported, Appointment of the Chief Financial Officer

      Current Report filed on July 28, 2004; Item 12 was reported, Results of Operations and Financial Condition for the second quarter ended June 30, 2004

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PHARMOS CORPORATION

Dated: July 30, 2004


                                               by: /s/ James A. Meer
                                                   -----------------
                                               James A. Meer
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting and
                                                Financial Officer)