Form 10-Q
period 2004-09-30
PHARMOS CORP
filed 2004-11-02
CIK 713275

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

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

As of November 1, 2004 the Registrant had outstanding 94,304,001 shares of its $.03 par value Common Stock.

Part I. Financial Information
Item 1 Financial Statements

Pharmos Corporation
(Unaudited)

Consolidated Balance Sheets
================================================================================

                                                                              September 30,         December 31,
                                                                                   2004                 2003
                                                                              =============        =============
Assets
   Cash and cash equivalents                                                  $  51,486,553        $  49,369,250
   Restricted cash                                                                9,369,679           11,192,312
   Research and development grants receivable                                     1,750,626              681,245
   Debt issuance costs                                                              152,799              967,402
   Prepaid expenses and other current assets                                        535,960              585,020
                                                                              -------------        -------------
        Total current assets                                                     63,295,617           62,795,229

   Fixed assets, net                                                              1,050,397            1,255,096
   Restricted cash                                                                       --            4,907,686
   Other assets                                                                      18,944               20,589
   Debt issuance costs                                                                   --               29,471
                                                                              -------------        -------------

        Total assets                                                          $  64,364,958        $  69,008,071
                                                                              =============        =============

Liabilities and Shareholders' Equity
   Accounts payable                                                           $   2,210,915        $   3,005,461
   Accrued expenses                                                               1,628,906            1,751,200
   Warrant liability                                                                679,451              823,029
   Accrued wages and other compensation                                           1,310,648            1,486,529
   Convertible debentures, net                                                    8,955,556           13,702,412
                                                                              -------------        -------------
        Total current liabilities                                                14,785,476           20,768,631

   Other liability                                                                   32,978               10,000
   Convertible debentures, net                                                           --            4,773,339
                                                                              -------------        -------------
        Total liabilities                                                        14,818,454           25,551,970
                                                                              -------------        -------------

   Commitments and contingencies

   Shareholders' equity
   Preferred stock, $.03 par value, 1,250,000 shares authorized,
   none issued and outstanding                                                           --                   --
   Common stock, $.03 par value; 150,000,000 shares authorized,
   94,149,001 and 85,568,205 issued, in 2004 and 2003, respectively               2,824,471            2,567,047
   Deferred compensation                                                         (1,994,813)             (66,660)
   Paid in capital                                                              186,890,202          161,960,059
   Accumulated deficit                                                         (138,172,930)        (121,003,919)
   Treasury stock, at cost 14,189 shares in 2004 and 2003, respectively                (426)                (426)
                                                                              -------------        -------------
        Total shareholders' equity                                               49,546,504           43,456,101
                                                                              -------------        -------------

        Total liabilities and shareholders' equity                            $  64,364,958        $  69,008,071
                                                                              =============        =============

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                              Three Months Ended September 30,
                                                                  2004                2003
                                                              ------------        ------------
Expenses
    Research and development, net of grants                     $3,778,934          $2,598,758
    Selling, general and administrative                          1,739,679             931,066
    Depreciation and amortization                                  143,300             165,293
                                                              ------------        ------------

       Total operating expenses                                  5,661,913           3,695,117
                                                              ------------        ------------

Loss from operations                                            (5,661,913)         (3,695,117)

Other expense
    Interest income                                                147,294              52,629
    Other expense, net                                             (16,770)            (19,625)
    Derivative gain (loss)                                         345,284            (457,090)
    Interest expense                                              (756,804)            (69,813)
                                                              ------------        ------------
    Other expense, net                                            (280,996)           (493,899)
                                                              ------------        ------------

Net loss                                                       ($5,942,909)        ($4,189,016)
                                                              ============        ============

Net loss per share
    - basic and diluted                                              ($.07)              ($.06)
                                                              ============        ============

Weighted average shares outstanding - basic and diluted         90,754,695          71,083,346
                                                              ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                               Nine Months Ended September 30,
                                                                  2004                2003
                                                              ------------        ------------
Expenses
    Research and development, net of grants                     $9,576,872          $8,955,387
    Selling, general and administrative                          4,490,024           2,535,997
    Depreciation and amortization                                  443,370             505,486
                                                              ------------        ------------

       Total operating expenses                                 14,510,266          11,996,870
                                                              ------------        ------------

Loss from operations                                           (14,510,266)        (11,996,870)

Other expense
    Interest income                                                450,143             948,045
    Other expense, net                                              (8,086)            (44,346)
    Derivative gain (loss)                                         143,577          (1,529,636)
    Interest expense                                            (3,244,379)           (379,533)
                                                              ------------        ------------
    Other expense, net                                          (2,658,745)         (1,005,470)
                                                              ------------        ------------

Net loss                                                      ($17,169,011)       ($13,002,340)
                                                              ============        ============

Net loss per share
    - basic and diluted                                              ($.19)              ($.20)
                                                              ============        ============

Weighted average shares outstanding - basic and diluted         88,772,297          64,789,797
                                                              ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                       Nine Months Ended September 30,
                                                                           2004                2003
                                                                       ------------        ------------
Cash flows from operating activities
  Net loss                                                             ($17,169,011)       ($13,002,340)
   Adjustments to reconcile net loss to net:
    cash used in operating activities:
       Depreciation and amortization                                        443,370             505,486
       Interest expense on convertible debentures converted into
       common stock                                                          10,555                  --
       Reversal of beneficial conversion feature                                 --            (786,000)
       Change in the value of warrants                                     (143,577)          1,529,636
       Amortization of debt discount and issuance costs                   2,748,274             111,929
       Amortization of fair value of change in convertible debt                  --              68,808
       Amortization of stock options issuances below fair market
       value                                                                 53,936              39,996
       Option expense - consultant compensation                             558,206              32,472
       Amortization of restricted shares issuance                            91,913                  --
  Changes in operating assets and liabilities:
       Research and development grants receivable                        (1,069,381)            193,701
       Prepaid expenses and other current assets                             49,060              (3,952)
       Other assets                                                           1,645             (10,250)
       Accounts payable                                                    (794,546)         (1,327,866)
       Accrued expenses                                                    (122,294)            167,577
       Accrued wages and other compensation                                (175,881)              4,581
       Other liabilities                                                     22,978                  --
                                                                       ------------        ------------

  Net cash used in operating activities                                 (15,494,753)        (12,476,222)
                                                                       ------------        ------------

Cash flows from investing activities
     Purchases of fixed assets                                             (238,671)            (56,698)
     Decrease (increase) in restricted cash                               6,730,319         (18,800,001)
                                                                       ------------        ------------

  Net cash provided by (used in) investing activities                     6,491,648         (18,856,699)
                                                                       ------------        ------------

Cash flows from financing activities
     Proceeds from issuance of common stock
     and exercise of options and warrants, net of issuance costs         20,812,716          12,080,090
     Proceeds from issuance of convertible debentures
     and warrants, net of issuance costs                                         --          19,620,936
     Repayment of convertible debentures                                 (9,692,308)         (3,500,000)
                                                                       ------------        ------------

Net cash provided by financing activities                                11,120,408          28,201,026
                                                                       ------------        ------------

Net increase (decrease) in cash and cash equivalents                      2,117,303          (3,131,895)

Cash and cash equivalents at beginning of year                           49,369,250          19,579,287
                                                                       ------------        ------------

Cash and cash equivalents at end of period                              $51,486,553         $16,447,392
                                                                       ============        ============

Supplemental information:
  Interest paid                                                            $479,828            $525,448
Supplemental disclosure of non-cash financing activities:
  Conversion of convertible debt                                         $2,000,000                $ --
  Issuance of warrants in connection with the private placement                $ --            $393,707

        The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results and cash flows for the three month and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

      2. Liquidity and Business Risks

      The Company incurred operating losses since its inception through the year ended December 31, 2000 and was not profitable in 2002, 2003 and the first three quarters of 2004. During 2001, the Company recorded net income due to the nonrecurring sale of its ophthalmic product line. At September 30, 2004, the Company has an accumulated deficit of $138.2 million. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Chief Scientist of Israel, research contracts, the sale of a portion of our New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash and cash equivalents, excluding restricted cash, of $51.5 million, as of September 30, 2004, will be sufficient to support the Company's continuing operations beyond September 30, 2005.

      The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued. A requirement by the FDA for further significant clinical testing after the completion of the current pivotal Phase III clinical trial (such as could be detailed in an approvable letter) or a rejection of our NDA (such as a either a non acceptance of filing or a non approvable letter) could have a material adverse effect on Pharmos and its operations.

      3. Significant Accounting Policies

      Reclassifications

      Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation for comparative purposes.

      Research and development grants receivable

      As of September 30, 2004 and December 31, 2003, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

      Restricted cash

      In connection with the September 2003 Convertible Debenture offering, the terms of the agreement required the Company to establish an escrow account. The escrow account is shown as Restricted Cash on the Company's balance sheet and will be released to the Company generally in proportion to the amount of Convertible Debentures converted into common shares or in connection with the repayment of the debt that began in March 2004. The terms of the debentures further stipulate that the restricted cash can only be used to fund acquisitions upon the approval of the investors. The short-term balance represents debt repayment due within 12 months. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into shares of common stock. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. In addition, the Company repaid the debenture holders approximately $9.7 million from its cash and cash equivalents account during the nine months ended September 30, 2004. The escrow agreement stipulates that the Company repay the debenture holders the first $5.0 million from its cash and cash equivalents.

      Impairment of Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. Subsequent impairment assessments could result in future impairment charges. Any impairment charge would result in the reduction in the carrying value of long-lived assets to its fair market value and would reduce its operating results in the period in which the charge arose.

      Equity based compensation

      The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma operating results and pro forma per share disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 (as amended by SFAS 148) has been applied to these transactions. Options issued to non-employees are valued using the fair value methodology under SFAS 123.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

      The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

                                                        Three months ended                   Nine months ended
                                                           September 30,                       September 30,
                                                      2004              2003              2004              2003
                                                  ------------      ------------      ------------      ------------
            Net (loss) as reported                 ($5,942,909)      ($4,189,016)     ($17,169,011)     ($13,002,340)
            Add: Stock-based employee
            compensation expense included in
            reported net loss                          109,865            13,332           145,849            39,996
            Deduct: Total stock-based
            employee compensation expense
            determined under fair value based
            method for all awards                     (466,715)         (260,027)       (1,172,919)         (758,429)
                                                  ------------      ------------      ------------      ------------
            Pro forma net (loss)                   ($6,299,759)      ($4,435,711)     ($18,196,081)     ($13,720,773)
                                                  ============      ============      ============      ============
            Earnings per share:
            Basic and diluted- as reported               ($.07)            ($.06)            ($.19)            ($.20)
            Basic and diluted - pro forma                ($.07)            ($.06)            ($.20)            ($.21)

      For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

                                    Three months ended, September 30          Nine months ended, September 30
                                           2004        2003                       2004             2003
                                           ----        ----                       ----             ----
      Risk-free interest rate              3.69%       3.15%                  3.07% - 3.69%     2.88 - 3.15%
      Expected lives (in years)               5           5                          5               5
      Dividend yield                          0%          0%                         0%              0%
      Expected volatility                    87%         75%                     87 - 88%           75%

      New Accounting Pronouncement

      In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The adoption of this statement is not expected to impact to the Company's financial statement presentation as the Company is in a loss position.

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

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

      The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2004 and 2003 had been converted.

                                                            2004         2003
                                                         ----------   ----------
      Stock options                                       5,329,967    3,960,955
      Warrants                                            6,806,440   11,254,529
      Shares issuable upon exercise of convertible debt   2,331,862    5,198,023
      Restricted stock - non vested                         632,912           --
                                                         ----------   ----------

      Total potential dilutive securities not included
      in loss per share                                  15,101,181   20,413,507
                                                         ==========   ==========

      5. Collaborative Agreements

      In June 1995, the Company entered into a marketing agreement (the Marketing Agreement) with Bausch & Lomb Pharmaceuticals, Inc. (Bausch &
      Lomb) to market Lotemax(R) and Alrex(R) on an exclusive basis in the United States following receipt of FDA approval. The Marketing Agreement also covered the Company's other loteprednol etabonate based product, LE-T. Under the Marketing Agreement, Bausch & Lomb purchased the active drug substance (loteprednol etabonate) from the Company. A second agreement, covering Europe, Canada and other selected countries, was signed in December 1996 (the New Territories Agreement). In October 2001, the Company sold its ophthalmic product line, including the Company's rights under the above agreements to Bausch & Lomb.

      Sale of Ophthalmic Product line

      In October 2001, Bausch & Lomb purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax(R) and Alrex(R), prescription products that were manufactured and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company. Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product candidate that was submitted to the FDA for marketing approval in September 2003. Bausch & Lomb will pay the Company additional fees depending on the approval date with the FDA as follows: If the earlier of
      (a) commercial launch or (b) 6 months after FDA approval of LE-T (the Triggering Event) occurs before January 1, 2002, the Company was initially to receive $15.4 million. That amount has been decreasing by $90,000 for each month of 2002 and 2003 to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). Since the Triggering Event had not occurred as of September 30, 2004, the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The Company can not be assured that FDA approval of LE-T will be obtained. The patent owner of LE-T is entitled to 11% of the additional fees that the Company receives as a result of the contingent payment, which will be netted against any additional gain recorded.

      Under the terms of the October 2001 agreement, which is subject to renegotiation upon FDA approval, the Company may receive a milestone payment of up to $10 million if the following occurs: (a) net sales of LE-T in the first 12 months after commercial launch are at least $7.5 million and (b) net sales of LE-T in the second twelve consecutive months after commercial launch (i) exceed $15.0 million and (ii) are greater than net sales in (a) above. Future payments will be included in the Company's income when all contingencies are resolved. The patent owner is also entitled to 14.3% of the additional fees that the Company receives as a result of these contingent payment. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. Another $1.59 million was paid to Bausch & Lomb in October 2003, leaving an additional $1.56 million as Pharmos' share of these research and development related LE-T expenses. This amount is included in accounts payable at September 30, 2004 and December 31, 2003 and represents the maximum amount Pharmos owes Bausch & Lomb for their project development under the terms of the 2001 agreement.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

      6. Common Stock Transactions

      In the first nine months of 2004, the Company issued 9,493 shares of common stock with gross proceeds of $28,998 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan. In the first nine months of 2004, the Company issued 288,274 shares of common stock with gross proceeds of $460,380 from the exercise of options by employees, former employees and consultants. In the first nine months of 2004, the Company incurred a non-cash charge of approximately $558,000 for extending the stock option exercise period to its former chief financial officer, in return for consulting services and the issuance of options for certain other consultants. During the quarter ended September 30, 2004, the Company recorded a non-cash charge of $147,000 for the stock options.

      On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 379,747 restricted stock units to Dr. Aviv and $200,000 cash and 253,165 shares of restricted stock to Dr. Riesenfeld (the Awards). One half of the Awards shall vest or are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, will be expensed pro rata over the vesting periods. During the quarter ended September 30, 2004, the Company recorded an expense of $115,000 in connection with the Awards.

      On August 20, 2004, the Company completed a private placement to sell common shares to six investors, generating total gross proceeds of $16.75 million. An aggregate of 5,583,334 shares of common stock were issued utilizing a shelf registration of Pharmos' securities declared effective by the Securities and Exchange Commission in December 2003 and was priced at $3.00 per share. Issuance costs of approximately $1,048,177 were recorded as a reduction of additional paid in capital. Proceeds from this offering were used to fund the Company's advanced Phase III development of dexanabinol for traumatic brain injury, Phase II trial for prevention of post-surgical cognitive impairment and other research and development activities.

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

      On May 30, 2003, the Company completed a private placement to sell common shares and warrants to ten investors, generating total gross proceeds of $8.0 million. The Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock by the investors. The private placement offering was completed by issuing 9,411,765 shares of common stock at a price of $0.85 per share (representing an approximate 20% discount to a ten-day trailing average of the closing price of the stock ending May 28, 2003) and 3,264,706 warrants at an exercise price of $1.40 per share, which includes 441,177 placement agent warrants. Issuance costs of approximately $525,000 in cash and $240,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. The Company calculated the value of the warrants, including the placement agent warrants, being approximately $1,773,000 under the Black-Scholes option pricing method (assumption: volatility 75%, risk free rate 3.15% and zero dividend yield). In the first nine months of 2004, two investors exercised 247,058 warrants to purchase the Company's common stock, resulting in approximately $345,882 gross proceeds to the Company. As of September 30, 2004, seven of the twelve warrant holders (ten investors and two placement agents) have exercised 1,947,058 warrants totaling approximately $2,726,000.

      On March 4, 2003, the Company completed a private placement to sell common shares and warrants to eight investors, generating total gross proceeds of $4.3 million under a shelf registration. The private placement offering

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

      was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share (the fair market value on March 4, 2003) and 1,141,182 warrants at an exercise price of $1.25 per share, which includes 129,412 placement agent warrants. Issuance costs totaled approximately $127,000 in cash and $45,000 for the value of the placement agent warrants. As of September 30, 2004, five of the nine warrant holders (eight investors and one placement agent) have exercised 823,533 warrants totaling approximately $1,029,416. There were no exercises during 2004. According to EITF 00-19, the issued warrants meet the requirements of and will be accounted for as a liability since registered shares must be delivered upon settlement. Initially, the Company calculated the value of the warrants, including the placement agent warrants, to be approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants will be marked to market each reporting period until exercised or expiration and amounted to $679,451 at September 30, 2004. Upon exercise of each of the warrants, the related liability is reclassified to additional paid-in-capital and any gain or loss is recorded in the consolidated statement of operations. In connection with warrant exercises to date, a total of $936,154 has been reclassified to additional paid-in-capital.

      7. Private Placement of Convertible Debt

      On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds will be used for working capital purposes, and $16.0 million will be available to fund acquisitions upon the approval of the investors. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 substantially equal monthly increments beginning March 31, 2004. In general, amounts converted into shares of Pharmos common stock will reduce the monthly redemption amount proportionately. The $16.0 million earmarked for acquisition activity will be held in escrow until used or repaid. In connection with the financing, the Company also issued 5,514,705 three-year warrants (including 514,705 placement agent warrants) to purchase 5,514,705 shares of common stock at an exercise price of $2.04 per share. Total issuance costs related to the financing were approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants. The issuance costs allocated to the warrants were recorded as a reduction to additional paid in capital. The placement agent warrants were capitalized and are being amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $19.34 million in net proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount of approximately $3.5 million as a direct reduction to the face amount of the debt in accordance with APB 21. The discount will accrete over the life of the outstanding debentures. Total accretion of the debt discount in 2004 was approximately $1,981,421. The issuance costs allocated to the convertible debentures of approximately $1.4 million are being deferred and amortized to interest expense over the life of the debt. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into 497,662 shares of common stock. In conjunction with this conversion, the relating unamortized debt discount and issuance costs totaling $267,912 was reclassified to additional paid in capital. As of September 30, 2004, approximately $11.7 million has been either repaid or converted into common stock of the Company. As of September 30, 2004, one of the six warrant holders exercised 100,000 warrants totaling approximately $204,000.

      As of September 30, 2004, the Convertible Debenture repayment schedule was as follows:

                                   2004             2005            Total
                               -----------      -----------      -----------
      Principal                 $4,461,538       $4,846,154       $9,307,692
      Applicable Discount:        (283,712)         (68,424)        (352,136)
                               -----------      -----------      -----------
      Total, net                $4,177,826       $4,777,730       $8,955,556
                               ===========      ===========      ===========

      Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, required the Company to compute the Beneficial

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

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

      Geographic information for the three and nine months ending September 30, 2004 and 2003 are as follows:

                                      Three months ended                   Nine months ended
                                         September 30,                      September 30,
                                    2004              2003              2004              2003
                                ------------      ------------      ------------      ------------
            Net loss
              United States      ($5,824,145)      ($4,051,336)     ($16,837,447)     ($12,581,944)
              Israel                (118,764)         (137,680)         (331,564)         (420,396)
                                ------------      ------------      ------------      ------------
                                 ($5,942,909)      ($4,189,016)     ($17,169,011)     ($13,002,340)
                                ============      ============      ============      ============

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

Through the end of the third quarter of 2001, the Company generated revenues from product sales but continues to be dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company had not been profitable from inception through 2000, was not profitable in 2002, 2003, and the first three quarters of 2004, and has incurred a cumulative net loss of $138.2 million through September 30, 2004. In 2001, the Company recorded a profit due to the sale of its ophthalmic product line to Bausch & Lomb. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

In mid-March 2004, the Company completed enrollment of U.S. and international TBI patients in its pivotal, Phase III clinical trial of dexanabinol. Six months after the completion of enrollment, Pharmos completed patient follow up, as the trial protocol requires periodic examinations and testing of patients enrolled in the trial during the six months following their initial treatment. Allowing time for completion of patient records and preparation of the database, Pharmos plans to unblind the study and announce the main study results around year-end.

The FDA Modernization Act of 1997 permits but does not obligate the FDA to approve a drug based on data from one adequate and well-controlled trial along with confirmatory evidence of efficacy. Because of the seriousness of traumatic brain injury and the fact that there are no FDA-approved drugs for treatment of TBI, our development plan of dexanabinol for TBI provides for submitting a New Drug Application (NDA) to the FDA based on one successful pivotal study. Assuming a successful pivotal trial, such a single trial strategy could lead to the FDA granting unconditional approval or conditional approval requiring post-marketing testing or concluding that further clinical testing, modest or significant in scope, would be required for approval. A requirement by the FDA for further significant clinical testing after the completion of the current pivotal Phase III clinical trial (such as could be detailed in an approvable letter) or a rejection of our NDA (such as a either a non acceptance of filing or a non approvable letter) could have a material adverse effect on Pharmos and its operations.

In mid-July 2004, the Company completed enrollment of 202 patients in its exploratory Phase II trial of dexanabinol as a preventive agent against the cognitive impairment (CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB) operations. The clinical protocol calls for a final follow-up examination of each patient three months after enrollment. Allowing time for completion of patient records and preparation of the database, Pharmos expects to unblind the data and announce the study results during the fourth quarter of 2004.

Pharmos is advancing the lead candidate PRS-211,375 from its proprietary platform of CB2-selective synthetic cannabinoid compounds through advanced stages of preclinical development. The compounds were designed to reduce the side effects caused by natural cannabinoids and to improve their efficacy as analgesics to treat moderate to severe pain and as anti-inflammatory agents for conditions like multiple sclerosis and rheumatoid arthritis. Using both rodents and large animals, pharmacological efficacy of PRS-211,375 has been demonstrated in animal models of a number of indications. Safety and toxicology studies of a range of doses in monkeys are ongoing. Pending successful completion of preclinical studies, the Company plans to initiate human testing of PRS-211,375 during the first half of 2005 by studying its potential to treat pain resulting from a number of sources such as cancer and inflammation.

Results of Operations

Quarters ended September 30, 2004 and 2003

Total operating expenses increased by $1,996,796 or 53%, to $5,661,913 in 2004 from $3,695,117 in 2003. With the nearing completion of the pivotal dexanabinol trial in TBI, increasing resources have been allocated to manufacturing activities that are required for submission in an NDA. Pre-clinical activities for PRS,211-375 increased substantially during the current quarter over 2003 in preparation of beginning human clinical trials in 2005. The Company incurred higher consulting and professional fees in connection with an increase in accounting fees, including Sarbanes-Oxley compliance, legal services, amortization of deferred compensation from the Retention Award Agreements, and non-cash stock option charges in 2004.

Major differences in quarterly operating expenses year-over-year include decreased costs for the Phase II and Phase III clinical trials of dexanabinol which were more than offset by increased costs for chemical, manufacturing and control and scale up of dexanabinol synthesis and for late stage preclinical development activities for PRS,211-375. Clinical trial expenditures decreased due to completion of enrollment in mid-March and evaluation in mid-September of U.S. and international traumatic brain injury patients in its pivotal, Phase III clinical trial of dexanabinol. Additionally, patient enrollment was completed in mid-July in the exploratory Phase II trial of dexanabinol as a preventative agent against CI in CS-CPB operations.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's lead project is the development of dexanabinol for the treatment of severe traumatic brain injury (TBI), which has completed patient follow up in Phase III testing in the U.S., Europe, Australia and Israel. During the third quarter of 2004, the gross cost of the TBI project was $2.0 million. Total costs since the TBI project entered Phase II development in 1996 through September 30, 2004 were $42.3 million. The principal costs of completing the project include collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the results of the study upon its conclusion, and the Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained, as well as the resources required to generate sales in such countries. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If a successful Phase III trial of dexanabinol for the treatment of severe TBI is sufficient for approval, the Company may begin to earn revenues upon marketing approval as early as 2006; however, should our product candidate require additional clinical trials creating additional financial and time burdens or should the product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during 2003, the Company initiated a Phase II trial of dexanabinol as a preventive agent against the cognitive impairment (CI) that can follow coronary surgery involving cardiopulmonary bypass (CS-CPB) that was approved by Israel's Ministry of Health. Patient enrollment was completed in mid-July 2004. During the third quarter of 2004, the gross cost of patients undergoing CS-CPB was $512,935. Total costs since the CS-CPB project entered Phase II development in 2003 through September 30, 2004 were $2.0 million.

Gross expenses for other research and development projects in early stages of development for the third quarters of 2004 and 2003 were $1,741,596 and $308,755, respectively. Total research and development expenses, net of grants, for the third quarters of 2004 and 2003 were $3,778,934 and $2,598,758, respectively. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade of $1,032,813 and $866,986 during the third quarters of 2004 and 2003, respectively, which reduced the research and development expenses.

Selling, general and administrative expenses increased by $808,613, or 87%, to $1,739,679 in 2004 from $931,066 in 2003. The majority of the increase in selling, general and administrative expenses is due to higher professional fees, consultants, and salaries by $367,524, $296,905, and $75,075, respectively, in the quarter compared to the third quarter 2003. The increase in salaries was attributed to an increase in headcount and the amortization of deferred compensation from the Retention Award Agreements. The higher professional fees in 2004 are attributed to increased accounting fees, preparation of Sarbanes-Oxley compliance related, and personnel recruitment fees. The Company granted stock options to certain key consultants during the current quarter which resulted in higher consulting fees.

Depreciation and amortization expenses decreased by $21,993, or 13%, from $165,293 in 2003 to $143,300 in 2004. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net, decreased by $212,903 from $493,899 in 2003 to $280,996 in 2004. Interest expense increased by $686,991 to $756,804 in 2004 from $69,813 in 2003. The 2004 interest expense is based on three months of interest associated with the remaining balance of the $21.0 million September 2003 Convertible Debenture financing as compared to the Debentures being outstanding for only four days in 2003. During the quarter, the Company recorded in other income royalties of $59 per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company's CEO. Interest income increased by $94,665, or 180%, to $147,294 in 2004 from $52,629 in 2003 as a result of a higher average cash balance.

Nine Months ended September 30, 2004 and 2003

Total operating expenses increased by $2,513,396 or 21%, to $14,510,266 in 2004 from $11,996,870 in 2003. With the nearing completion of the pivotal dexanabinol trial in TBI, increasing resources have been allocated to manufacturing activities that are required for submission in an NDA. Pre-clinical activities for PRS,211-375 increased substantially in 2004 over 2003 in preparation of beginning human clinical trials in 2005. The Company incurred higher consulting and professional fees in connection with an increase in non-cash stock option in 2004, accounting fees, including Sarbanes-Oxley compliance, legal services, and amortization of deferred compensation from the Retention Award Agreements which is included in salaries. Major differences in operating expenses year-over-year include decreased costs for the Phase II and Phase III clinical trials of dexanabinol which were more than offset by increased costs for chemical, manufacturing and control and scale up of dexanabinol synthesis and for late stage preclinical development activities for PRS,211-375. Clinical trial expenditures decreased due to completion of enrollment in mid-March and evaluation in mid-September of U.S. and international traumatic brain injury patients in its pivotal, Phase III clinical trial of dexanabinol. Additionally, patient enrollment was completed in mid-July in the exploratory Phase 2 trial of dexanabinol as a preventative agent against CI in CS-CPB operations. The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company's lead project is the development of dexanabinol for the treatment of severe TBI, which has completed patient follow up in Phase III testing in the U.S., Europe, Australia and Israel. During the first nine months of 2004, the gross cost of the TBI project was $6.8 million. Total costs since the TBI project entered Phase II development in 1996 through September 30, 2004 were $42.3 million. The principal costs of completing the project include collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. The primary uncertainties in the completion of the project are the results of the study upon its conclusion, and the

Company's ability to produce or secure production of finished drug product under current Good Manufacturing Practice conditions for sale in countries in which marketing approval has been obtained, as well as the resources required to generate sales in such countries. Should the uncertainties delay completion of the project on the current timetable, the Company may experience additional costs that cannot be accurately estimated. If the Phase III trial of dexanabinol for the treatment of severe TBI is sufficient for approval, the Company may begin to earn revenues upon marketing approval as early as 2006; however, should our product candidate require additional clinical trials creating additional financial and time burdens or should a product fail to achieve FDA or other regulatory approvals, or fail to generate commercial sales, it would have a material adverse affect on our business.

In addition, during 2003, the Company initiated a Phase II trial of dexanabinol as a preventive agent against the CI that can follow coronary surgery involving CS-CPB that was approved by Israel's Ministry of Health. Enrollment of patients undergoing CS-CPB in the trial was completed in July 2004. During the nine months of 2004, the gross cost of patients undergoing CS-CPB was $1,198,190. Total costs since the CS-CPB project entered Phase II development in 2003 through September 30, 2004 were $2.0 million.

Gross expenses for other research and development projects in earlier stages of development for the first nine months of 2004 and 2003 were $2,666,660 and $1,174,558 respectively. Total research and development expenses, net of grants, for the first nine months of 2004 and 2003 were $9,576,872 and $8,955,387, respectively. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade of $2,739,958 and $2,271,838 during the first nine months of 2004 and 2003, respectively, which reduced the research and development expenses.

Selling, general and administrative expenses increased by $1,954,027, or 77%, to $4,490,024 in 2004 from $2,535,997 in 2003. The Company recorded non-cash charges, which are reflected in the numbers below, of approximately $494,000 of stock options and $92,000 for the Retention Award Agreements. The majority of the increase in selling, general and administrative expenses is due to higher consultant fees, professional fees, salaries, and insurance fees by $700,538, $545,134, $329,541, and $149,787, respectively, in the first nine months compared to the same period in 2003. The higher consulting fees in 2004 are attributed to the Company incurring a non-cash charge of approximately $423,000 for extending the stock option exercise period to the Company's former chief financial officer. The higher professional fees in 2004 are attributed to increased legal, accounting, Sarbanes-Oxley compliance, and personnel recruitment fees. The increase in salaries was attributed to an increase in headcount and the amortization of deferred compensation from the Retention Award Agreements. Insurance renewals were higher reflecting insurance industry trends and increased coverage.

Depreciation and amortization expenses decreased by $62,116, or 12%, from $505,486 in 2003 to $443,370 in 2004. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net, increased by $1,653,275 from $1,005,470 in 2003 to $2,658,745 in 2004. Interest expense increased by $2,864,846 to $3,244,379 in
2004 from $379,533 in 2003. The 2004 interest expense is based on nine months of interest associated with the remaining balance of the $21.0 million September 2003 Convertible Debenture financing as compared to three months of interest expense on the remaining $3.5 million September 2000 Convertible Debentures, which were ultimately retired during the first quarter of 2003. In accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (BCF), the Company recorded a charge of $1.8 million which was fully amortized at December 31, 2000 in connection with the issuance of convertible debt with a favorable conversion feature. In accordance with EITF 00-27, a net credit of $786,000 was recorded as interest income during the first quarter of 2003 to reverse the BCF previously recorded which was associated with the remaining balance of the September 2000 Convertible Debenture offering with a face amount of $3.5 million which was not converted. During the first nine months of 2004, the Company recorded as other income royalties of $4,813 per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company's CEO. Interest income decreased by $497,902, or 53%, from $948,045 in 2003 to $450,143 in 2004 due to the impact of the BCF of $786,000 in 2003 partially offset by the interest generated from higher cash balances in 2004.

Liquidity and Capital Resources

While the Company recorded revenues from 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $138.2 million at September 30, 2004. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Chief Scientist of Israel, research contracts, the sale of a portion of our New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company's liquidity and financial position on September 30, 2004, and on December 31, 2003:

                                            September30, 2004  December 31, 2003

Working capital                                $48,510,141        $42,026,598

Cash and cash equivalents                      $51,486,553        $49,369,250

Short-term convertible debentures, net         $ 8,955,556        $13,702,412

Long-term convertible debentures, net          $         0        $ 4,773,339

Current working capital position

As of September 30, 2004, the Company had working capital of $48.5 million consisting of current assets of $63.3 million and current liabilities of $14.8 million. This represents an increase of $6.5 million from its working capital of $42.0 million on current assets of $62.8 million and current liabilities of $20.8 million as of December 31, 2003. This increase in working capital of $6.5 million was principally due to the cash raised from the common stock private placement of $16.75 million in August less debt repayment of $9.7 million.

Current and future liquidity position

Management believes that cash and cash equivalents of $51.5 million as of September 30, 2004, will be sufficient to support the Company's continuing operations beyond September 2005. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

Cash

At September 30, 2004, cash and cash equivalents totaled $51.5 million. At December 31, 2003 cash and cash equivalents totaled $49.4 million. This net increase in cash of $2.1 million was principally due to the cash raised through the August 2004 private placement which was offset by the cash used in the Company's operations and repayment of the September 2003 Convertible Debentures. The cash, equivalents and restricted cash will be used to finance future growth, capital expenditures and repayment of debt.

As part of the September 2003 financing, the Company received a total of $16.0 million of restricted cash held in escrow, which will remain in escrow until either the Company's convertible debentures are converted into common shares of the Company by the investor or by the Company, or such funds are repaid by the Company or are used to fund acquisition(s) approved by the investors. To date, approximately $9.7 million of the original $21.0 million in convertible debentures have been repaid. An additional $2 million has been converted into common shares of the Company's stock.

Operating activities

Net cash used in operating activities for the first three quarters of 2004 was $15.5 million compared to $12.5 million for the first three quarters of 2003. The increase is primarily due to the expenditures associated with scale up of dexanabinol synthesis, preclinical studies on PRS-211,375 and the compliance costs associated with the Sarbanes-Oxley Act.

Capital expenditures

Our capital expenditures for property, plant and equipment for the first nine months of 2004 and 2003 totaled approximately $239,000 and $57,000, respectively for normal replacements and improvements.

Financing activities

During the third quarter of 2004, the Company completed a private placement to sell common shares to six investors generating gross proceeds of $16.75 million. An aggregate of 5,583,334 shares of common stock were issued.

During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest into 497,662 shares of common stock of the Company. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. As of September 30, 2004, the Company repaid or converted approximately $11.7 million of the September 2003 Convertible Debentures. The remaining Convertible Debenture balance of $9.3 million will be repaid in equal monthly installments by March 2005.

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

Dr. Riesenfeld and Dr. Gamzu have each made their first sale of stock pursuant to their 10b5-1 plans. Dr. Riesenfeld exercised stock options and sold 12,882 shares on April 19, 2004, and Dr. Gamzu exercised stock options and sold 2,500 shares on April 15, 2004. Under the terms of Dr. Riesenfeld's plan, he may, prior to April 19, 2005, exercise stock options and/or warrants and sell, on a monthly basis, up to an aggregate of 154,583 shares (including the 12,882 shares already sold), which represents approximately 23% of the total number of shares, warrants and options as of April 19, 2004, which he held. Under the terms of Dr. Gamzu's plan, he may, prior to April 15, 2005, exercise stock options and sell, on a monthly basis, up to an aggregate of 75,000 shares (including the 2,500 shares already sold), which represents approximately 65% of the total number of shares, warrants and options as of April 19, 2004, which he held.

In October 2001, Bausch & Lomb Pharmaceuticals, Inc. (Bausch & Lomb) purchased all rights to the Company's loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to

Lotemax(R) and Alrex(R), prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including LE-T, a product that was submitted to the FDA for marketing approval in September 2003. In July 2004, Bausch & Lomb received from the FDA an "approvable letter for LE-T", meaning that the FDA expects to approve LE-T provided certain conditions in such letter were met to the satisfaction of the FDA. The Company had no product sales beginning in the fourth quarter of 2001. Bausch & Lomb will pay the Company additional fees depending on the approval date with the FDA as follows: If the earlier of (a) commercial launch or (b) 6 months after FDA approval of LE-T (the Triggering Event) occurs before January 1, 2002 the Company was initially to receive $15.4 million. That amount has been decreasing by $90,000 for each month of 2002 and 2003 to a minimum amount of $13.3 million (if the Triggering Event occurs on December 31, 2003). Since the Triggering Event had not occurred as of September 30, 2004, the Company and Bausch & Lomb will negotiate in good faith to agree upon the amount of additional consideration that Bausch & Lomb will pay the Company but not to exceed $13.3 million. The Company can not be assured that FDA approval of LE-T will be obtained. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company has a passive role as a member of a joint committee overseeing the development of LE-T. Pharmos agreed to pay up to $3.75 million of the costs of developing LE-T, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, the Company paid Bausch & Lomb $1.59 million of its liability for the LE-T development. As of September 30, 2004, Pharmos owes an additional $1.56 million as its share of these research and development related LE-T expenses. This amount is included as part of accounts payable at September 30, 2004, and represents the maximum amount Pharmos owes Bausch & Lomb. As a result of this transaction, the Company recorded a net gain of $16.3 million during the fourth quarter of 2001. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company's assignment of its rights under the license agreement to Bausch & Lomb. Additionally, the patent owner will receive 11% of the proceeds payable to the Company following FDA approval of LE-T, as well as 14.3% of its milestone payment, if any.

As of September 30, 2004, the Company had the following contractual commitments and long-term obligations:

                             Payments Due by Period

                                        Less than           1 - 3           4 - 5           After
                            Total          1 Year           Years           Years         5 Years
Operating Leases      $ 1,203,195     $   256,186     $   459,551     $    54,524     $   432,934
Convertible
Debentures*             9,420,726       9,420,726              --              --              --
R&D                       572,206         572,206              --              --              --
Commitments
Other Liability**         500,000              --         500,000              --              --
                      -----------     -----------     -----------     -----------     -----------
Total                 $11,696,127     $10,249,118     $   959,551     $    54,524     $   432,934
                      ===========     ===========     ===========     ===========     ===========

* Includes interest expense to be paid in cash and excludes the debt discount

** Represents cash retention bonus given to the CEO and President. $22,978 has accrued through September 30, 2004. See Footnote 6.

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants with six institutional investors, generating total gross proceeds of $21.0 million. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 equal monthly increments beginning March 31, 2004. As of September 30, 2004, debentures totaling approximately $11.7 million were either repaid or converted into common stock of the Company.

The R&D commitments represent scheduled professional fee payments for clinical services relating to the Phase III clinical study of dexanabinol for severe TBI and expenditures associated with scale up of dexanabinol synthesis. One of the clinical service based agreements, if fully utilized, currently totals $11.1 million and is not committed beyond 2004. From inception through September 30, 2004, the Company has recorded $10.6 million as an expense.

The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents, currency impact in Israel, and our convertible debentures. Due to the relatively short-term nature of these investments the Company has determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us. The value of the warrant liability is based upon the Company's stock price.

New accounting pronouncements

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The adoption of this statement is not expected to impact to the Company's financial statement presentation as the Company is in a loss position.

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

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in section13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of Pharmos' Chief Executive Officer and Chief Financial Officer and several other members of Pharmos' senior management at September 30, 2004. Pharmos' Chief Executive Officer and Chief Financial Officer concluded that Pharmos' disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: There were no changes in Pharmos' internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Part II

                                Other Information

Item 1  Legal Proceedings                                                   NONE

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds         NONE

Item 3  Defaults upon Senior Securities                                     NONE

Item 4  Submissions of Matters to Vote of Security Holders                  NONE

Item 5  Other Information                                                   NONE

Item 6  Exhibits

        Number                Exhibit
        ------                -------
        10.1                  Employment Agreement between Pharmos Corporation
                              and James A. Meer, dated as of July 12, 2004.

        10.2 Letter Agreement dated as of August 20, 2004 between Rodman & Renshaw, Inc., and Harris Nesbitt Corp., as placement agents, and Pharmos Corporation (incorporated by reference to Exhibit
                              99.1 to the registrant's Current Report on Form 8-K filed August 23, 2004).

        10.3 Retention Award Agreement, dated as of September 6, 2004, by and between Pharmos Corporation and Dr. Haim Aviv (incorporated by reference to
                              Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 10, 2004).

        10.4 Retention Award Agreement, dated as of September 6, 2004, by and between Pharmos Corporation and Gad Riesenfeld (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed September 10, 2004).

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

                                        PHARMOS CORPORATION

Dated: November 2, 2004

                                        by: /s/ James A. Meer
                                            ---------------------------
                                        James A. Meer
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)