Form 10-K
period 2004-12-31
PHARMOS CORP
filed 2005-03-10
CIK 713275

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File No. 0-11550
December 31, 2004

Pharmos Corporation (Exact name of registrant as specified in its charter)

Nevada	36-3207413
(State or other jurisdiction of	(IRS Employer Id. No.)
incorporation or organization)

 99 Wood Avenue South, Suite 311
Iselin, NJ 08830
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (732) 452-9556

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.03 par value
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No .

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  No .

         The aggregate market value of the registrant’s Common Stock at June 30, 2004 held by those persons deemed to be non-affiliates was approximately $383,861,949.

         As of March 8, 2005, the Registrant had outstanding  95,137,076 shares of its $.03 par value  Common Stock.

         PART I

This Form 10-K contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds’ safety and effectiveness; manufacturing losses and risks associated therewith; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating and maintaining collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; obtaining patent protection for discoveries and risks associated with commercial limitations imposed by patents owned or controlled by third parties; and those other factors set forth in “Risk Factors” in the Company’s most recent Registration Statement.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Item 1. Business

Introduction

Pharmos Corporation (the Company or Pharmos) is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of neuro-inflammatory disorders. We have a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. Our proprietary technology platform includes several families of synthetic non-psychotropic cannabinoid compounds. The two families most advanced in development are the tricyclic dextrocannabinoids, which do not bind appreciably to cannabinoid receptors, and the bicyclic CB2-selective compounds, which are cannabinoid receptor agonists that bind preferentially to CB2 receptors found primarily in peripheral immune cells. To date, our principal sources of cash have been public and private financings, the sale of our ophthalmic business, revenues from our ophthalmic product line prior to the sale, research grants and the sale of a portion of our New Jersey net operating loss carryforwards.

Our most advanced product candidate is dexanabinol, a synthetic, non-psychotropic dextrocannabinoid currently in Phase II clinical development as a preventive agent against cognitive impairment following cardiac surgery. An exploratory Phase IIa trial was completed in November 2004 where a statistically significant difference between drug and placebo-treated groups was observed in the Stroop test, a measure of high-level integrative function in the brain. In this exploratory study, significant differences between drug and placebo were not seen in several measures of individual cognitive domains.

In a separate Phase III clinical trial, where dexanabinol was tested as an agent to treat severe traumatic brain injury (TBI), no significant differences between drug and placebo groups were seen. While efficacy was not observed, the trial demonstrated an excellent safety profile with no evidence of excess side effects in the dexanabinol-treated patients. This trial was completed and the results announced in December 2004. The

TBI program has been discontinued, and detailed results will be reported to the FDA and published in the scientific literature.

From the CB2-selective family of compounds, cannabinor (formerly known as PRS-211,375) is the most advanced and is scheduled to begin clinical development during 2005 for pain indications. Cannabinor and other CB2-selective compounds preferentially activate the CB2 cannabinoid receptor. Preclinical investigations of these compounds have demonstrated pharmacological activity as analgesic, anti-inflammatory, and immunomodulatory agents that may effectively treat multiple neuro-inflammatory and autoimmune disorders, such as various types of pain, multiple sclerosis, rheumatoid arthritis, etc. In preparation for clinical testing, cannabinor is in advanced preclinical testing for toxicology and absorption, distribution, metabolism, excretion (“ADME”). Pending successful completion of preclinical studies, the Company plans to initiate human testing of cannabinor during the second half of 2005.

For both the tricyclic dextrocannabinoid and the bicyclic CB2-selective cannabinoid families, unwanted psychotropic side effects that are generally associated with naturally occurring cannabinoids are reduced or absent. Psychotropic side effects induced by other cannabinoids result from their binding to the CB1 cannabinoid receptor in the brain. CB1 activity is either absent or very low in compounds selected by the Company for drug development.

In December 2004, the Company’s former marketing partner, Bausch & Lomb Incorporated (“Bausch & Lomb”), received approval from the FDA of its New Drug Application (“NDA”) for Zylet™ as an ophthalmic anti-inflammatory antibiotic combination drug which the Company sold its rights subject to certain payment milestones. The Company received net proceeds of approximately $9.1 million from Bausch & Lomb during the first quarter of 2005.

Strategy

Pharmos’ business is the discovery and development of new drugs to treat a range of neurological and inflammatory disorders. We seek to enter into collaborative relationships with established pharmaceutical companies to complete development and commercialization of our products.

Pharmos applies its experience in rational drug design, novel drug delivery technology and drug development to develop neuro-protective and anti-inflammatory products directed at several therapeutic indications, including cognitive impairment following cardiac surgery, various types of pain, including neuropathic, cancer and post-surgical pain, multiple sclerosis, rheumatoid arthritis, and others.

Products

Platform Technologies

Pharmos is developing families of compounds based on its scientific knowledge of the medicinal activities of cannabinoids, compounds with chemical structures or receptor-binding properties related to the main active component of cannabis. The company utilizes state-of-the-art technologies to synthesize, evaluate and develop new cannabinoid molecules that appear to exhibit enhanced therapeutic benefit. According to Pharmos’ research, dexanabinol and cannabinor have been shown to possess minimal psychotropic properties. As part of the filing requirements with FDA, Pharmos will study the addiction potential of dexanabinol and cannabinor. If the potential of addiction is found in animal tests, then additional regulatory requirements may be imposed by the FDA and Drug Enforcement Agency (DEA). Pharmos continues to expand its library of compounds through a hybrid methodology combining the rational design of compounds based on knowledge of detailed molecular requirements for drug activity with combinatorial chemistry, a technique that utilizes randomized chemical reactions to synthesize large numbers of different molecules. In contrast to the conventional random methods of combinatorial chemistry, this hybrid approach leads to a larger percentage of synthesized compounds that demonstrate activity in screening assays and increases the potential of developing potent and selective drug candidates.

Pharmos’ chemical library consists of several chemically distinct classes of cannabinoid compounds. The two most advanced classes are the tricyclic dextrocannabinoids and bicyclic CB2-selective cannabinoids. While the different classes of synthetic cannabinoids vary in their mechanisms of action, there is considerable overlap in their therapeutic potential for treating neurological, cardiovascular, autoimmune and inflammatory disorders.

Tricyclic dextrocannabinoids

The tricyclic dextrocannabinoids, for which dexanabinol is the prototype, do not bind appreciably to either of the two known classes of cannabinoid receptors. Therefore, the tricyclic dextrocanabinoids demonstrate minimal psychotropic and other negative side effects that are associated with naturally occurring cannabinoids. The biological activity of drug candidates in this family derives from their ability to block the activation of specific NMDA mediated channels in nerve cells and/or attenuating several major inflammatory mechanisms by modulating the synthesis of pro-inflammatory factors. Both activities may reduce the amount of sudden and programmed cell death caused by certain disorders.

As discussed below, dexanabinol has undergone one exploratory Phase IIa trial for use as a preventive agent against cognitive impairment (CI) that can follow coronary artery bypass graft (CABG) surgery, the results of which were announced in November 2004, and a Phase III trial for the treatments of severe TBI, the results of which were announced in December 2004. The TBI program has been discontinued, and detailed results will be reported to the FDA and published in the scientific literature. Other tricyclic dextrocannabinoids are under evaluation in preclinical models for neuropathic pain, which results from nerve damage or dysfunction; nociceptive pain, which is caused by activation of nerve sensors as a result of acute tissue damage; and autoimmune disorders such as multiple sclerosis.

Dexanabinol

Phase IIa Trial of Dexanabinol to Prevent Cognitive Impairment in Following Coronary Artery Bypass Graft Surgery

In November 2004, the Company announced the results of the double-blind, placebo controlled Phase IIa trial of dexanabinol as a preventive agent against cognitive impairment (CI) following coronary artery bypass graft (CABG) surgery. In this study, 202 patients aged 60 years or older with no clinical evidence of neurological or psychiatric symptoms and with no evidence of existing dementia undergoing elective CABG surgery were enrolled at six medical centers in Israel. Patients were given a single dose of either 150 mg dexanabinol or placebo just before surgery. Primary and secondary efficacy parameters were assessed for each patient at six weeks and three months post-surgery and compared to baseline pre-surgery scores. The primary endpoint was the effect of dexanabinol compared to placebo on reduction of post-CABG cognitive impairment as measured by five computerized tests plus the Stroop test and analyzed by multiple analysis of variance (MANOVA).

The trial did not achieve its primary statistical endpoint of detecting a statistical difference in the five composite cognitive test domains plus the Stroop test analyzed simultaneously by MANOVA (p=0.37). The power of the MANOVA, however, was substantially reduced by incomplete test data for 39 patients at three months. In a univariate output of the primary analysis, a trend toward significance was found in the Stroop test results. Further analysis using all available data revealed a trend toward significance at six weeks and at three months, the Stroop test achieved a statistically and clinically relevant difference when compared to placebo (p=0.01). This test showed that dexanabinol preserved higher integrative decision -making function when compared to placebo at three months post-surgery. The Stroop test is a test of selective attention and interference susceptibility. These skills have implications for the performance of everyday tasks that involve focused attention, cognitive impulse control, and decision-making. Improvements in the Stroop test by the dexanabinol-treated patients over the placebo-treated patients may reflect a preservation of the brain’s higher cognitive functions and learning mechanisms that can be vulnerable to effects from surgery. The data showed dexanabinol was safe and well tolerated in this study.

Phase III Trial of Dexanabinol for the Treatment of Severe TBI

In December 2004, the Company announced the results of the double-blinded, placebo controlled Phase III trial of dexanabinol for the treatment of severe TBI. Despite the high quality data generated by the investigative sites and a rigorous statistical methodology, no difference between dexanabinol and placebo could be detected. The study population was well matched and all other TBI treatment was standardized and monitored by an independent medical reviewer during the course of the trial. The TBI program has been discontinued, and detailed results will be reported to the FDA and published in the scientific literature.

The pivotal Phase III clinical trial of dexanabinol for TBI was a double-blinded, randomized, placebo-controlled trial conducted in European, Israeli, Australian and U.S. trauma centers. To maximize the probability of detecting a clinical benefit to severe TBI patients and to ensure a common protocol for the multinational trial, the Clinical Plan was carefully designed in collaboration with a panel of worldwide TBI experts who were chairman and members of the European Brain Injury Consortium (“EBIC”) and the American Brain Injury Consortium (“ABIC”). Among the several inclusion criteria that had to be satisfied, a patient must have sustained a severe brain injury as judged by both a Glasgow Coma Score (“GCS”) between 4 and 8 and by a CT scan showing brain parenchymal damage. In addition, a patient must have been administered the single dose of placebo or 150 mg of the drug within 6 hours of injury.

Patients were evaluated at 3 and 6 months according to the Glasgow Outcome Scale Extended (“GOSE”). Results of the trial were analyzed by grouping patients into three outcome bands according to their baseline prognostic risk factors which were based on seven independent prognostic indicators. For each prognostic band, the GOSE scores were dichotomized to differentiate “favorable” and “unfavorable” outcome. The goal of the study was to observe at six months a statistically significant increase in the number of dexanabinol-treated patients achieving a favorable outcome when compared to the placebo group. The six-month outcome demonstrated an odds ratio of l.04 in favor of dexanabinol with a 95% confidence interval of 0.79 to 1.36 (p=0.78).

Bicyclic CB2-selective cannabinoids

Bicyclic CB2-selective cannabinoids are synthetic compounds which as opposed to the tricyclic dextrocannabinoids belong to the class of nonclassical cannabinoids. Though the two classes are structurally distinct, they share some similar activities. The bicyclic cannabinoids possess some additional properties such as improved immunomodulatory and analgesic activities.

As with the tricyclic dextrocannabinoids, the bicyclic cannabinoids may display less of the undesired psychotropic side-effects seen with some natural cannabinoids. However, the molecular activity of the bicyclics is different from the tricyclics in that the bicyclic cannabinoids bind with high affinity to the cannabinoid type two (CB2) receptor which is located primarily on immune and inflammatory cells and with lower affinity to the cannabinoid type one (CB1) receptor, located in the central nervous system. In contrast to CB1 receptors, CB2 receptors are expressed mainly in the periphery, on immune and inflammatory cells, including mast cells that are thought to play a role in triggering pain.

Our bicyclic cannabinoid library has been generated with the aid of combinatorial and computational chemistry that incorporates rational design based on structure activity relationships (SAR). Many of these inherently lipophilic compounds have been modified to make them water-soluble. Pharmos has developed a robotically-assisted high throughput screening (HTS) process to test compounds for different sets of properties, including (i) binding to the CB1, CB2 and NMDA receptors, (ii) inhibition of LPS-induced release from macrophages of prostaglandin E2 (reflecting inhibition of COX-2), iNOS and TNF-alpha, (iii) inhibition of PMA/calcium ionophore-induced release of cytokines from Jurkat cells (a human T-cell line), and (iv) activation of several transcription factors in Jurkat cells. Additional anti-inflammatory potential is assessed by screening compounds for their ability to affect the expression of genes involved in inflammation as measured with a panel of stably transfected cell lines generated at Pharmos. Compounds that show potent activity in one or more of the screening assays are tested in secondary screens. The most important secondary screens are inhibition of forskolin-induced adenylyl cyclase in stable CB2-transfected cell lines, and inhibition of inflammation as measured by paw edema. The most promising compounds are then tested in validated animal models of human pain, including tail flick for noxious pain, carrageenan-induced paw edema for inflammatory pain, and the chronic sciatic nerve ligation (Bennett & Xie) model for neuropathic pain. Employing this strategy has led generated a number of compounds for intensive investigation, leading to cannabinor as a lead drug candidate that is planned to enter the clinical stage of development in 2005. Pharmaceuticals that preferentially activate the CB2 receptors may be important in treating various pain syndromes as well as autoimmune, inflammatory and neuro-degenerative disorders. Several candidates from Pharmos’ bicyclic cannabinoid library have demonstrated promise in animal models for autoimmune inflammatory disorders such as multiple sclerosis and rheumatoid arthritis. These compounds have also demonstrated efficacy in animal models of neuropathic and nociceptive pain. In preclinical models these compounds have demonstrated analgesic activity equivalent to morphine but without the unwanted opioid side effects such as sedation and repiratory depression. The anti-inflammatory activity of these compounds is equivalent or superior to non-steroidal anti-inflammatory drugs (NSAIDS). Cannabinor, the lead compound from this library, demonstrates an optimal combination of CB2 specificity and analgesic and anti-inflammatory potency. Additionally, cannabinor is water soluble, making it suitable for both parenteral and oral administration. After testing cannabinor in preclinical experiments on a variety of animal models to assess its analgesic and other therapeutic potentials, it was selected as the lead compound of the CB2 library and, as of the end of 2004, is in late-stage preclinical development with clinical development for pain indications planned to begin in 2005.

Potential pharmaceutical markets for Pharmos’ bicyclic CB2-selective cannabinoids

The development of novel CB2-selective disease–modifying agents (DMA) that combine anti-inflammatory, immunomodulatory and analgesics properties for the treatment of inflammatory/autoimmune diseases is a major goal of Pharmos’ research and discovery activity. Inflammation and immunodysregulation plays a pivotal role in a majority of chronic and debilitating autoimmune diseases such as rheumatoid arthritis (RA), inflammatory bowel disease (IBD) and multiple sclerosis (MS). Treatment and healthcare costs associated with these diseases have been estimated to exceed $500 billion annually. Recent products introduced in this market have been limited due to lack of efficacy and/or severe side effect profile. Pharmos’ novel CB2-selective bicyclic cannabinoids may be powerful anti-inflammatory, immunomodulator and analgesics for the treatment of cancer and neuropathic pain as well as pain derived from inflammatory autoimmune diseases such as MS, RA and IBD.

The analgesic market where unmet medical needs remain can be categorized into five major syndromes; cancer pain, back pain, HIV pain, neuropathies, and arthritic/osteoarthitic pain. The incidence and prevalence of the major pain syndromes continues to increase with an estimated patient potential in 2009 of over 368 million. In 2000 the global market for analgesics was about $16 billion. Global analgesic sales increased to more than $22 billion for 2002 and are predicted to increase to $30 billion by 2009. In the US, spending for drugs to treat neuropathic pain is anticipated to exceed $1 billion by 2009. At present, there is no specific or satisfactory analgesic for neuropathic pain. Opioids and NSAIDs are ineffective. Pfizer’s gabapentin, a GABA analog whose main indication is epilepsy, remains the most frequently used drug for neuropathic pain, with tricyclic antidepressants, including amitriptylline, coming second. Neuropathic pain occurs most commonly in diabetes, cancer, multiple sclerosis, stroke, amyotrophic lateral sclerosis, HIV, trigeminal and post-herpetic neuralgia, and after trauma (traumatic neuralgia, phantom limb surgery). The main symptoms are spontaneous (i.e. not triggered by noxious stimuli), severe shooting pains, hyperalgesia and allodynia (painful sensations evoked by light touch or small changes in temperature that do not normally elicit pain).

These potential markets are extremely attractive for analgesics that can effectively manage pain experienced by patients suffering from any of these syndromes. The properties of our CB2-selective cannabinioids place them in a good position for potential deployment in several of these major pain syndromes.

Cannabinor

Cannabinor has been found to be pharmacologically active in nociceptive, inflammatory, visceral and neuropathic pain models in rodents. In animal model experiments, the drug candidate was as potent as morphine in blocking noxious pain in the tail flick test, inflammatory pain in the carrageenan-induced paw edema model, and neuropathic pain in the Bennet & Xie model. In the tail flick test, cannabinor was longer-acting than morphine. When administered chronically, cannabinor did not elicit tolerance in the tail flick test, unlike the tolerance that develops during chronic morphine administration. Cannabinor also was effective in blocking acetic-acid induced visceral pain. The analgesic efficacy of cannabinor was also demonstrated in large animals by a pain model in pigs. The analgesic action of cannabinor in inflammatory and visceral pain models was shown to be mediated by the non-psychoactive CB2 receptor by incorporating selective cannabinoid receptor antagonists in the experimental design. Importantly, cannabinor was effective in blocking inflammatory pain when administered orally.

Additionally, cannabinor was pharmacologically active when administered orally in the experimental autoimmune encephalomyelitis (EAE) model for MS. The drug candidate may carry the dual advantage of reducing the neurological deficits as well as inhibiting the neuropathic pain and muscle spasticity that occur in multiple sclerosis. Additional data suggest that cannabinor may suppress the autoimmune inflammation associated with rheumatoid arthritis.

Cannabinor’s safety is under evaluation in rats and monkeys in a battery of GLP toxicology studies including genotoxicity, safety pharmacology, acute and repeat-dose toxicity and pharmacokinetic/ADME studies. Scale-up and GMP manufacturing of cannabinor as the active pharmaceutical ingredient (API) for the production of clinical trial material (CTM) is ongoing. Subject to successful completion of safety/toxicology studies and acceptance of appropriate submission by regulatory agencies, the Company plans to initiate Phase I human testing of cannabinor for safety and tolerability during the second half of 2005 followed by Phase II studies in acute and chronic pain indications.

In parallel to the pharmaceutical development of cannabinor, Pharmos is expanding its combinatorial chemical library with additional synthetic compounds that are being screened for pharmacological activity and new therapeutic applications using in vitro and in vivo techniques. The chemical synthesis of new compounds is based on novel chemical modifications for improving selectivity, solubility and simplicity of synthetic process.

Other compounds

In addition to the above mentioned cyclic cannabinoids, new platforms of synthetic cannabinoid-related compounds are being developed. The new compounds possess advantages such as a simpler synthesis and improved water solubility. Members of the new families have improved physicochemical properties are being tested in vitro and in vivo for potential efficacy.

Loteprednol Etabonate

Loteprednol etabonate is a unique steroid that is designed to act in the eye and alleviate inflammatory and allergic conditions and that is quickly and predictably reduced into inactive particles before it reaches the inner eye or systemic circulation. This action results in improved safety by avoiding the side effects related to exposure to most ocular steroids. In the eye, the most unwanted side effect of steroids is the elevation of intra-ocular pressure, which can be sight threatening. While steroids, for lack of an alternative, are regularly used for severe inflammatory conditions of the eye, milder conditions such as allergies are preferentially treated with less effective non-steroidal agents.

Pharmos sold all of its rights to its ophthalmic product line to Bausch & Lomb for cash and assumption of certain ongoing obligations. Please refer to the description of the transaction under the heading, Bausch & Lomb, below.

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

Pharmos is pursuing areas of product development in which there is a potential for extensive technological innovation. Pharmos’ competitors may succeed in developing products that are more effective than those of Pharmos. Rapid technological change or developments by others may result in Pharmos’ potential products becoming obsolete or non-competitive.

We know of no products on the market or in late stage trials which would be competitive with dexanabinol. For Bausch & Lomb’s ophthalmic product, Zylet, in which we have a financial interest there are competing products currently on the market including Tobradex® from Alcon, which is the largest selling product in its category, as well as Vexol® from Alcon and Pred Forte® from Allergan.

Dr Alexandros Makriyannis from the University of Connecticut has filed several patents relating to CB2 cannabinoid ligands and mimetics. MakScientific, a company founded by Dr. Makriyannis in 2003, is developing technologies originating from AlexiPharma and the University of Connecticut. In 2004, MakScientific has licensed its existing and future preclinical library of compounds with selective CB2 agonist activity to Endo Pharmaceuticals, for use in the fields of pain and selected CNS disorders. Other University labs are carrying out academic research on CB2 agonists. According to recent reports presented at scientific meetings, there are other companies pursuing the development of synthetic cannabinoid derivatives with low psychotropic side effects for the treatment of severe and chronic pain conditions. Indevus is developing IP 751, an anti-inflammatory and analgesic compound, as a potential treatment for both acute and chronic pain. A Phase II trial with IP 751, conducted by researchers in Germany and published in the Journal of the American Medical Association (JAMA 2003; 290(13): 1757-1762), showed that patients treated with this compound experienced a significant reduction in neuropathic pain. In addition, the drug was well tolerated, with no major adverse psychological or physical effects observed. An IND has been filed with the FDA, and an initial Phase I clinical trial designed to assess the safety of IP 751 demonstrated that it was well tolerated and showed no evidence of psychotropic activity. Indevus is completing the scale-up and manufacturing of IP 751 in anticipation of beginning additional Phase I trials starting in early 2005. Indevus licensed exclusive worldwide rights to IP 751 from Manhattan Pharmaceuticals, Inc.

Collaborative Relationships

Pharmos’ commercial strategy is to develop products independently and, where appropriate, in collaboration with established pharmaceutical companies and institutions. Collaborative partners may provide financial resources, research and manufacturing capabilities and marketing infrastructure to aid in the commercialization of Pharmos’ products in development as well as potential future products. Depending on the availability of financial, marketing and scientific resources, among other factors, Pharmos may license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit Pharmos’ flexibility in pursuing alternatives for the commercialization of its products. Due to the often unpredictable nature of the collaborative process, Pharmos cannot be certain that it will be able to establish any additional collaborative arrangements or that, if established, any of these relationships will be successful.

Bausch & Lomb

In 2001, Pharmos sold to Bausch & Lomb all of its rights in the U.S. and Europe to manufacture and market Lotemax® and Alrex® and Zylet, the third loteprednol etabonate-based product, which was submitted to the FDA for marketing approval in September 2003. In December 2004, Bausch & Lomb received approval from the FDA of its NDA for Zylet as an ophthalmic anti-inflammatory/antibiotic combination product.

At the time of the sale, Pharmos received gross proceeds of approximately $25 million in cash in 2001. During January 2005, an amended agreement was signed in regard to Zylet and Pharmos received additional gross proceeds of approximately $12.2 million from Bausch & Lomb. Additionally, the Company may receive a milestone payment of up to $10 million if actual sales during the first two years following Bausch & Lomb’s commercialization exceed agreed-upon forecasted amounts. Pharmos agreed to pay up to $3.75 million of the costs of developing Zylet, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, another $1.57 million was paid to Bausch & Lomb. As of December 31, 2004 and 2003, Pharmos owed an additional $1.56 million as its share of these research and development related Zylet expenses, which is included in accounts payable and represented the final amount Pharmos owes Bausch & Lomb for their project development under the terms of the agreement. This amount was paid to Bausch & Lomb in January 2005.

Pharmos paid Dr. Nicholas Bodor, the loteprednol etabonate patent owner and licensor, who is also a former director of and consultant to Pharmos, a total of approximately $2.7 million from the initial proceeds of the sale of Lotemax® and Alrex® in return for his consent to Pharmos’ assignment of its rights under the license agreement to Bausch & Lomb ($1.5 million paid at closing and $1.2 million paid in October 2002). During January 2005, the Company paid Dr. Bodor approximately $1.3 million per the agreement with respect to Zylet. Pharmos owes Dr. Bodor an additional 14.3% of any payments the Company may receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S. In February 2005, the Company paid the Israel-U.S. Binational Industrial Research and Development Foundation $211,712, which represented the maximum amount the Company owed the foundation for Zylet.

Patents, Proprietary Rights and Licenses

Patents and Proprietary Rights

Proprietary protection generally has been important in the pharmaceutical industry, and the commercial success of products incorporating Pharmos’ technologies may depend, in part, upon the ability to obtain strong patent protection.

Some of the technologies underlying Pharmos’ potential products were invented by or are owned by various third parties, including the Hebrew University of Jerusalem. Pharmos is the licensee of these technologies under patents held by the applicable owner, through licenses that generally remain in effect for the life of the applicable patent. Pharmos generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed technology and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. Pharmos also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop its competitive position. Pharmos’ policy is to protect its technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that it considers important to the development of its business. Pharmos intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products it develops.

The patent positions of pharmaceutical firms, including Pharmos, are uncertain and involve complex factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before or after the patent is issued. Consequently, Pharmos does not know whether any of the pending patent applications underlying the licensed technology will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. and elsewhere publish only 18 months after priority date, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Pharmos cannot be certain that it or its licensors, as the case may be, were the first creators of inventions covered by pending and issued patents or that it or its licensors, as the case may be, were the first to file patent applications for such inventions. Moreover, it may be necessary for Pharmos to participate in interference proceedings declared by the U.S. Patent and Trademark Office in order to determine priority of invention. Involvement in these proceedings could result in substantial cost to Pharmos, even if the eventual outcomes are favorable to Pharmos. Because the results of the judicial process are often uncertain, we cannot be certain that a court of competent jurisdiction will uphold the patents, if issued, relating to the licensed technology, or that a competitor’s product will be found to infringe those patents.

Other pharmaceutical and drug delivery companies and research and academic institutions may have filed patent applications or received patents in Pharmos’ fields. If patents are issued to other companies that contain competitive or conflicting claims and those claims are ultimately determined to be valid, it is possible that Pharmos would not be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

Pharmos also relies upon trade secret protection for its confidential and proprietary information. It is always possible that others will independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Pharmos’ trade secrets.

It is Pharmos’ policy to require its employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting or advisory relationships with Pharmos. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with Pharmos is to be kept confidential and not disclosed to third parties except in specific circumstances. Further, these agreements provide for the maintenance of confidentiality following the termination of the individual’s relationship with Pharmos. In the case of employees and certain consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be the exclusive property of Pharmos. Due to the vital nature of trade secrets and the often uncertain results of the judicial process, we cannot be sure, however, that these agreements will provide meaningful protection or adequate remedies for Pharmos’ trade secrets in the event of unauthorized use or disclosure of such information. Pharmos’ patents and licenses underlying its potential products described herein are summarized below.

Neuroprotective Agents. Pharmos has licensed from the Hebrew University of Jerusalem, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering new cannabinoid compounds that have demonstrated beneficial activity which may prevent damage or death to nerve cells resulting from various diseases and disorders of the nervous system while appearing to be devoid of most of the deleterious side effects usually associated with this class of compounds. Several patents have been designed to protect this family of compounds and their uses devised by inventors at Pharmos and the inventors at the Hebrew University. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 2004. These patents cover dexanabinol, which is under development for the treatment of post-operative cognitive impairment and other conditions, and new molecules discovered by modifying the chemical structure of dexanabinol.

Anti-inflammatory and Analgesic Agents. Pharmos has also licensed, from the Hebrew University of Jerusalem, patents for inventions of Dr. Mechoulam covering new compounds that have demonstrated beneficial activity, which may be effective in treating not only neurological disorders, but also inflammatory diseases, and most importantly, pain. These bicyclic compounds are expected to cause less adverse deleterious side effects usually associated with cannabinoids. Several patents have been designed to protect this family of compounds and their uses by inventors at Pharmos and Hebrew University. The earliest patent applications resulted in patents issued in 1995, and the most recent patent dates from 2004.

Emulsion-based Drug Delivery Systems. In the general category of SubMicron Emulsion technology, Pharmos holds a license to one family of patents from the Hebrew University of Jerusalem and has filed ten independent patent families of applications including more than ninety patent applications that are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by Pharmos and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SubMicron Emulsion technology date from 1993 and the most recent are dated from 2004. These patents cover a broad range of new formulations, which improve the absorption of drugs that are poorly soluble in water.

Licenses

As discussed above, Pharmos has licensed patents covering neuroprotective agents and certain emulsion-based drug delivery systems from the Hebrew University of Jerusalem.

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and Chief Executive Officer of Pharmos. The terms of the license agreement are discussed in “Item 13. Certain Relationships and Related Transactions.”

Site-Specific Drugs.  In the general category of site-specific drugs that are active mainly in the eye and have limited systemic side effects, Pharmos licensed several patents from Dr. Nicholas Bodor. It assigned its rights under the Bodor license to Bausch & Lomb in connection with its sale of its ophthalmic business. The earliest patents date from 1984 and the most recent from 1996. Some of these patents cover loteprednol etabonate-based products and its formulations.

Government Regulation

FDA and Comparable Authorities in Other Countries

Regulation by governmental authorities in the U.S. and other countries is a significant factor in our ongoing research and development activities and in the production and marketing of our products. Pharmaceutical products intended for therapeutic use in humans are governed in the U.S. by the Federal Food, Drug and Cosmetic Act (21 U.S.C. § 321 et seq.) and by FDA regulations and by comparable agency regulations in other countries. Specifically, in order to undertake clinical tests, and to produce and market products for human therapeutic or diagnostic use, mandatory procedures and safety standards established by the FDA and Department of Health and Human Services in the U.S. and comparable agencies in other countries must be implemented and followed. These standards include protection of human research subjects.

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
11

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

Preclinical studies include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical studies are submitted to the FDA as part of an IND, and unless the FDA objects, the application will become effective 30 days following its receipt by the FDA. If the potential of addiction is found in the animal tests, then additional regulatory requirements may be imposed by the FDA and DEA.

Clinical trials involve the administration of the drug to healthy volunteers as well as to patients under the supervision of a qualified “principal investigator,” who is a medical doctor. Clinical trials in humans are necessary because effectiveness in humans may not always be gleaned from findings of effectiveness in animals. They are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the application. Each clinical study is approved and monitored by an independent Institutional Review Board (IRB) (Ethics Committee) at each clinical site. The IRB must consider, among other things, the process of obtaining the informed consents of each study subject, the safety of human subjects, the possible liability of the institution conducting a clinical study, as well as various ethical factors.

Clinical trials typically are conducted in three sequential phases, although the phases may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested in a small group of healthy volunteers for safety and clinical pharmacology such as metabolism and tolerance. Phase I trials may also yield preliminary information about the product’s effectiveness and dosage levels. Phase II involves detailed evaluation of safety and efficacy of the drug in patients with the disease or condition being studied. It also involves a determination of optimal dosage and identification of possible side effects in a larger patient group. Phase III trials consist of larger scale evaluation of safety and efficacy and usually require greater patient numbers and multiple clinical trial sites, depending on the clinical indications for which marketing approval is sought.

The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and requires the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further post-marketing testing. The FDA also may conclude that the submission is not adequate to support an approval and may require further clinical and preclinical testing, re-submission of the New Drug Application, and further review. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product for clinical indications other than those for which the product was approved initially. This could delay the NDA approval process.

The 1962 amendments to the Federal Food, Drug and Cosmetic Act required for the first time that drug effectiveness be proven by adequate and well-controlled clinical trials. The FDA interpretation of that requirement is that at least two such trials are necessary to demonstrate effectiveness for approval of an NDA. This interpretation is based on the scientific need for independent substantiation of study results. However, Section 115 of FDAMA revised Section 505 of the Act to read, in pertinent part that “based on relevant science, data from one adequate and well-controlled clinical investigation and confirmatory evidence … are sufficient to establish effectiveness.” The FDA has not issued comprehensive standards of testing conditions for pivotal trials. The FDA has interpreted this language for approval based on a single persuasive trial to be limited to special cases including life-threatening diseases where no effective therapy exists. The FDA still maintains a preference for at least two adequate and well-controlled clinical trials. Dexanabinol has been shown to be devoid of psychotropic properties, and Pharmos believes that the potential of addictive properties is remote. However, because dexanabinol is a cannabinoid, the Company will conduct a test to specifically evaluate any addictive potential. If the test shows the possibility of addiction, additional regulatory requirements would have to be met which could delay the NDA approval process.

Pharmos’ products will be subject to foreign regulatory approval before they may be marketed abroad. Marketing beyond the US is subject to regulatory requirements that vary widely from country to country. In the European Union, the general trend has been towards coordination of the common standards for clinical testing of new drugs. Centralized approval in the European Union is coordinated through the European Medicines Evaluation Agency (EMEA). The time required to obtain regulatory approval from comparable regulatory agencies in each country may be longer or shorter than that required for FDA or EMEA approval. Further, in certain markets, reimbursement may be subject to governmentally mandated prices.

Corporate History

Pharmos Corporation, (formerly known as Pharmatec, Inc.) a Nevada corporation, was incorporated under the laws of the State of Nevada on December 20, 1982. On October 29, 1992, Pharmatec, the Nevada Corporation, completed a merger with a privately held New York corporation known as Pharmos Corporation founded by Dr. Aviv (the name of the post-merger Nevada corporation was changed to Pharmos Corporation).

Human Resources

As of January 19, 2005, Pharmos had 66 employees (56 full-time and 9 part-time), including 12 in the U.S. (1 part-time) and 54 in Israel (8 part-time). Of the 66 employees, 26 hold doctorate or medical degrees.

Pharmos’ employees are not covered by a collective bargaining agreement. To date, Pharmos has not experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

Pharmos’ subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for: (1) research and development of dexanabinol; (2) SubMicron Emulsion technology for injection and nutrition; (3) research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes; (4) research and development of CB2. As of December 31, 2004 the total amounts received under such grants amounted to $13,408,461. Aggregate future royalty payments related to sales of products developed, if any, as a result of the grants are limited to $11,706,686 based on grants received through December 31, 2004. Pharmos will be required to pay royalties to the Chief Scientist ranging from 3% to 5% of product sales, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments per product are limited to the amount of funding received to develop that product and interest. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See “Conditions in Israel.”

Pharmos received funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation to develop Lotemax® and Zylet. Bausch & Lomb received approval from the FDA for Zylet in December 2004. In February 2005, the Company paid the foundation $211,712, which represented the maximum amount the Company owed the foundation.

Pharmos signed an agreement with the Consortium Magnet, operated by the Office of the Chief Scientist, for developing generic technologies and for the design and development of drug and diagnostic kits. Under such agreement, Pharmos was entitled to a non-refundable grant amounting to approximately 60% of the actual research and development and equipment expenditures on approved projects. No royalty obligations were required within the framework. As of December 31, 2004 Pharmos had received grants totaling $1,659,549 for this program which was completed and closed.

During 2004, the Company signed an agreement with Consortium Magnet to develop a supply of water-soluble prodrugs of lipophilic compounds that improve their bioavailability and biopharmaceutical properties. Under such agreement the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. As of December 31, 2004, the Company received grants totaling $124,527 from this program.

Conditions in Israel

A significant part of Pharmos’ operations is conducted in Israel through its wholly owned subsidiary, Pharmos Ltd., and the Company is directly affected by economic, political and military conditions there.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, there has been an increase in the unrest and terrorist activity that began in September 2000 and has continued with varying levels of severity into 2005. The Company does not believe that the political and security situation has had any material negative impact on our business to date; however, the situation is volatile, and we cannot be sure that security and political conditions will have no such effect in the future.

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

The Price of the Company’s Common Stock may experience volatility

The trading price of the Company’s Common Stock could be subject to wide fluctuations in response to variations in the Company’s quarterly operating results, the failure of trial results, the failure of the Company to bring product to market, conditions in the industry, and the outlook for the industry as a whole or general market or economic conditions. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of the specific companies. Such market fluctuations could have a material adverse effect on the market price for the Company’s securities.

NASDAQ Listing

NASDAQ requires Pharmos to maintain a minimum closing bid price of $1.00 per share. If Pharmos trades for 30 consecutive business days below the applicable minimum closing bid price requirement, NASDAQ will send a deficiency notice to the Company, advising that it has been afforded a “grace period” (180 calendar days for SmallCap Market Companies) to regain compliance with the applicable requirements. Pharmos, a SmallCap Company, will be afforded an additional 180-day grace period if, upon the expiration of the first 180-day grace period, the company is able to demonstrate $5,000,000 in stockholders’ equity or

$50,000,000 in market value of listed securities or $750,000 in net income from continuing operations for the current fiscal year or two of the previous three fiscal years. If the Company’s stock was delisted, liquidity for the Company’s common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of the Company’s common stock.

Availability of SEC Filings

All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549. The company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through its website at www.pharmoscorp.com as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from Pharmos Corporation, 99 Wood Avenue South, Suite 311, Iselin, NJ, 08830.

Item 2. Properties

Pharmos is headquartered in Iselin, New Jersey, where it leases its executive offices and maintains clinical, regulatory and business development staff. The New Jersey lease expires in 2009. Pharmos also leases facilities used in the operation of its research, development, pilot manufacturing and administrative activities in Rehovot, Israel, which expires in 2006. These facilities have been improved to meet the special requirements necessary for the operation of Pharmos’ research and development activities. In the opinion of the management, these facilities are sufficient to meet the current and anticipated future requirements of Pharmos. In addition, management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities. The monthly lease obligations for our office space in 2005 are $18,423 for Iselin, New Jersey and $26,558 for Rehovot, Israel. The approximate square footage for Iselin, New Jersey and Rehovot, Israel are 10,403 and 21,600, respectively.

Item 3. Legal Proceedings

The Company and three current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from May 5, 2003 through and including December 17, 2004 (the “Class Period”). The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period regarding the effectiveness of dexanabinol in treating TBI which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. Management, based on the advise of counsel, believes the complaints are without merit and intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

In addition, a purported shareholder of Pharmos common stock has commenced a derivative action against certain officers and directors of Pharmos. This lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey. It alleges, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other State law violations. The Complaint seeks unspecified damages. Management, based on the advise of counsel, believes that the derivative action is without merit, and intends to take all appropriate action in respect of the derivative action.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq SmallCap Market under the symbol “PARS.” The following table sets forth the range of high and low bid prices per share for the Common Stock as reported on the NASDAQ National Market System and the Nasdaq SmallCap Market during the periods indicated.

Year ended December 31, 2004	HIGH	LOW

1st Quarter	$4.98	$3.42
2nd Quarter	4.22	2.90
3rd Quarter	4.22	2.30
4th Quarter	4.25	0.93

Year ended December 31, 2003	HIGH	LOW

1st Quarter	$1.25	$0.76
2nd Quarter	2.65	0.50
3rd Quarter	2.95	1.46
4th Quarter	5.02	2.35

The high and low bid prices for the Common Stock during the first quarter of 2005 (through March 4, 2005) were $1.49 and $0.67, respectively. The closing price on March 7, 2005 was $0.81.

The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On February 22, 2005, there were approximately 491 record holders of the Common Stock of the Company and approximately 25,383 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in “street name”.

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

Item 6. Selected Financial Data

	Year Ended December 31,

	2004	2003	2002	2001		2000

Revenues	—	—	—	$4,298,441	[8]	$5,098,504 [8]
Cost of Goods Sold
(exclusive of depreciation & amortization)	—	—	—	1,268,589	[8]	1,875,955 [8]
Operating expenses	($19,880,151)[1]	($16,034,146)	($16,858,414)	(13,789,291)		(9,969,879)
Other (expense), income, net	(2,532,390)[2]	(2,679,517)[3,5]	(426,409)	15,579,261	[4,6]	(1,236,872)
Income (Loss) Before Income
Taxes	(22,412,541)	(18,713,663)[5]	(17,284,823)	4,819,822	[6]	(7,984,202)
Net (Loss) Income	(21,967,767)[7]	(18,485,865)[7]	(17,069,600)[7]	5,045,855		(7,984,202)
Net (loss) income applicable to
common shareholders	($21,967,767)	($18,485,865)	($17,069,600)	$5,045,855		($ 7,984,202)

Net (loss) income per share applicable
to common shareholders – basic	($0.24)	($0.27)	($ 0.30)	$0.09		($ 0.15)

Net (loss) income per share applicable
to common shareholders – diluted	($0.24)	($0.27)	($ 0.30)	$0.09		($ 0.15)

Total assets	$57,664,842	$69,622,482	$25,250,146	$44,757,946		$31,281,236

Long term obligations	$1,236,451	$5,772,344	$878,031	$6,640,851		$8,501,722

Cash dividends declared	—	—	—	—		—

Average shares outstanding - basic	90,166,789	67,397,175	56,520,041	54,678,932		52,109,589

Average shares outstanding – diluted	90,166,789	67,397,175	56,520,041	55,298,063		52,109,589

[1]	Includes a non cash option and retention award expense of approximately $ 945,652.

[2]	Other expenses include a non cash derivative gain of $525,074.

[3]	Other expenses include a non cash derivative loss of $1,759,184.

[4]	Includes a $16.3 million gain on sale of the ophthalmic product line in October 2001.

[5]	Includes a non cash beneficial conversion reversal of $786,000.

[6]	Includes a non cash beneficial conversion charge of $1.8 million.

[7]	Includes sales of NJ Net Operating Loss in 2004, 2003 and 2002 of $444,744, $227,798 and $215,223, respectively.

[8]	The Company sold its ophthalmic product line in October 2001.
17

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

For Pharmos, the year ended December 31, 2004 was a period of significant milestones. During the year, the Company completed two clinical trials with dexanabinol and advanced a second drug candidate, cannabinor, to late-stage preclinical development. In November 2004, the exploratory Phase IIa trial of dexanabinol as a preventative agent against CI following CABG surgery was unblinded. A statistically significant Stroop test was consistent with protection of higher level executive function in the brain. Pharmos is currently considering the clinical and regulatory aspects of future clinical trials for this indication. In December, the Phase III dexanabinol for severe TBI trial was unblinded. The data showed that while the quality of the trial met or exceeded expectations, dexanabinol failed to demonstrate efficacy for severe TBI in this trial when dexanabinol was administered within six hours and the clinical outcomes measured at six months.. The TBI program has been discontinued, and detailed results will be reported to the FDA and published in the scientific literature.

The results for the year ended December 31, 2004 and 2003 were a net loss of $22.0 million and $18.5 million or a loss per share of $0.24 and $0.27, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of December 31, 2004, the Company’s accumulated deficit was approximately $143.0 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The listing below is not intended to be a comprehensive list of all of our accounting policies. The Company considers certain accounting policies related to the stock-based compensation, tax valuation allowance and asset impairments to be critical policies due to the estimation process involved in each.

Stock-based compensation

The Company accounts for stock options granted to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Pursuant to this method, we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock. We then expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with FASB Issued Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

The Company adopted the disclosure-only requirements of SFAS 123, “Accounting for Stock-Based Compensation.” If the Company had adopted SFAS 123 to recognize an expense for options granted to employees and directors under our stock-based compensation plans, our earnings would have been materially impacted. The impact of this method is disclosed in the notes to the consolidated financial statements included elsewhere in this Annual Report.

Options issued to non-employees other than directors are accounted for under the fair value method in accordance with SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Under the fair value method, compensation cost is measured at the grant date of the option based on the value of the award using the Black-Scholes method. Compensation cost is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18 and is recognized over the service period.

In December 2004, the FASB issued SFAS 123R. This statement is a revision to SFAS 123, supersedes APB 25, and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires public companies to recognize such transactions as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005, and the Company will adopt the statement on July 1, 2005. See “Recently Issued Accounting Pronouncements.”

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, President and Chief Operating Officer. The Company granted retention awards consisting of cash and restricted stock units to Dr. Aviv. The Company granted retention award consisting of cash and restricted stock to Dr. Riesenfeld (the “Awards”). One half of the Awards shall vest or are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, will be expensed pro rata over the vesting periods. Per the Awards, only Dr. Riesenfeld was issued the restricted stock; Dr. Aviv received restricted stock units.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. Subsequent impairment assessments could result in future impairment charges. Any impairment charge would result in the reduction in the carrying value of long-lived assets and would increase our net loss in the period in which the charge arose.

Tax Valuation Allowance

The Company has assessed the likelihood of realizing future taxable income and has determined that a 100% deferred tax valuation allowance is deemed necessary. In the event the Company were to determine that it would be able to realize its deferred tax asset, an adjustment to the deferred tax asset would increase income in the period such determination is made. Results of Operations

Years Ended December 31, 2004 and 2003

The Company recorded no product sales revenue and cost of sales during 2004 and 2003.

Total operating expenses increased by $3,846,005 or 24%, to $19,880,151 in 2004 from $16,034,146 in 2003. During 2004, the Company increased its resources being allocated to the Phase II trial of dexanabinol as a preventive agent against cognitive impairment (“CI”) that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations which the results were ultimately announced in November 2004. Pre-clinical activities for cannabinor increased substantially during the current year over 2003 in preparation of beginning human clinical trials in 2005. The Company incurred higher consulting and professional fees in connection with an increase in accounting fees, including Sarbanes-Oxley compliance, legal services, amortization of deferred compensation from the Retention Award Agreements to two executives, and non-cash stock option charges in 2004. In 2004, the Company incurred a decrease in costs for the Phase III clinical trial of dexanabinol for severe TBI over 2003 as a result of the trial being completed and the results announced in December 2004.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company’s former lead project was the development of dexanabinol for the treatment of severe TBI, which completed Phase III testing in the U.S., Europe, Australia and Israel. During 2004, the gross cost of the TBI project was $9.0 million. Total costs since the TBI project entered Phase II development in 1996 through December 31, 2004 were $44.4 million. The principal costs of completing the project include collection and evaluation of the data, production of the drug substance and drug product, commercial scale-up, and management of the project. In December 2004, the Company announced the results of the Phase III trial. Despite the high quality of data generated by the investigative sites and a rigorous statistical methodology, no difference between dexanabinol and placebo could be detected. Despite ongoing review of the data, it is unclear as to why no effect could be detected. There will be no further trials for TBI, although the Company expects to incur some costs in 2005 in winding up the project.

In 2004, the Company announced the results of the Phase II trial of dexanabinol as a preventive agent against the CI that can follow coronary surgery involving CS-CPB that was approved by Israel’s Ministry of Health. Although the trial did not achieve its primary statistical endpoint, the Stroop test achieved a statistically and clinically relevant difference. The results from this trial indicate that the pre-frontal region of the brain involved in higher cognitive functions may be the most affected by CI and that dexanabinol may preserve these functions in CS-CPB patients. The data support refocusing patient assessment more closely on integrative or executive functions rather than on the memory aspects of cognition. The Company is evaluating the future of this program. During 2004, the gross cost of patients undergoing CS-CPB was approximately $1.6 million. Total costs since the CS-CPB project entered Phase II development in 2003 through December 31, 2004 were $2.4 million.

Gross expenses for other research and development projects in early stages of development for 2004 and 2003 were $3,696,477 and $1,553,129, respectively. Total research and development expenses, net of grants, for 2004 and 2003 were $12,888,657 and $11,632,959, respectively. The Company recorded research and development grants from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $3,446,677 and $3,295,819 during 2004 and 2003, respectively, which reduced the research and development expenses.

General and administrative expenses increased by $2,667,233, or 71%, to $6,413,803 in 2004 from $3,746,570 in 2003. The Company recorded non-cash charges, which are reflected in the numbers below, of approximately $517,000 of stock options and $368,000 for the Retention Award Agreements. The majority of the increase in selling, general and administrative expenses is due to higher consultants, professional fees, insurance, and salaries by $1,179,338, $914,641 and $213,030, and $170,319, respectively in 2004 as compared to 2003. The Company incurred a non cash charge of approximately $445,000 for extending the stock option exercise period to the Company’s former chief financial officer. In addition, the Company granted stock options to certain key consultants during 2004 which resulted in higher consulting fees. The higher professional fees in 2004 are attributed to increased accounting fees, preparation of Sarbanes-Oxley compliance related fees, and personnel recruitment fees. Insurance renewals were higher reflecting insurance industry trends and increased coverage. The increase in salaries was attributed to an increase in the amortization of deferred compensation from the Retention Award Agreements and headcount..

Depreciation and amortization expenses decreased by $76,926, or 12%, from $654,617 in 2003 to $577,691 in 2004. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net, decreased by $147,127 from $2,679,517 in 2003 to $2,532,390 in 2004. Interest expense increased by $1,790,321 to $3,705,535 in 2004 from $1,915,214 in 2003. The 2004 interest expense is based on twelve months of interest associated with the remaining balance of the $21.0 million September 2003 Convertible Debenture financing as compared to the Debentures being outstanding for only 3 months in 2003. Due to the volatility of the Company’s stock price and the exercise of warrants, the Company recorded a derivative gain of $525,074 in 2004 as compared to a loss of $1,759,183 in 2003. Interest income decreased by $393,232, or 37%, from $1,051,242 in 2003 to $658,010 in 2004 as a result of a lower average cash balance.

During 2004, 2003 and 2002, the Company recognized royalties of $9,008, $4,355, and $0, respectively, per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

Years Ended December 31, 2003 and 2002

The Company recorded no product sales revenue and cost of sales during 2003 and 2002.

Total operating expenses decreased by $824,268 or 5%, from $16,858,414 in 2002 to $16,034,146 in 2003. The decrease in operating expense is primarily due to a reduction in consulting and professional fees. During 2002, the Company was preparing for the IND application with the FDA, which was ultimately allowed in February 2003. During 2003, the Company increased expenditures related to the development of dexanabinol for the treatment of traumatic brain injury and to increased activity in the Company’s cannabinoid program to treat various central nervous system and inflammation-based conditions.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company’s major product in this time period was the development of dexanabinol for the treatment of TBI, which was involved in Phase III testing in the U.S., Europe, Australia and Israel, and the cognitive impairment that can result from coronary surgery involving cardiopulmonary bypass operations. During 2003, the gross cost of the TBI project was $10.6 million. Total costs since the TBI project entered Phase II development in 1996 through December 31, 2003 were $35.4 million. In mid-March 2004, the Company completed enrollment of U.S. and international TBI patients. The results of this clinical trial were released in December 2004.

In addition, during 2003, the Company initiated a Phase II trial of dexanabinol as a preventive agent against CI that can follow coronary surgery involving CS-CPB that was approved by Israel’s Ministry of Health. Patient enrollment was completed in July 2004 and the results were announced in November 2004. Gross expenses directly related to this project were approximately $866,000 for the twelve months ended December 31, 2003.

Gross expenses for other research & development projects in earlier stages of development for the twelve months of 2003 and 2002 were $1,553,129 and $3,324,882, respectively. Research and development expenses, net of grants, for 2003 and 2002 were $11,632,959 and $12,337,840, respectively. The company received from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade grant money of $3,295,819 and $2,755,882 during 2003 and 2002, respectively, which reduced the research and development expenses.

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

Other expense, net of interest and other expenses, increased by $2,253,108 from $426,409 in 2002 to $2,679,517 in 2003. The warrants issued in the March 2003 private placement offering are subject to the requirements under EITF 00-19 and thus are being accounted for as a liability. The value of the warrants are being marked to market each reporting period until exercised or expiration. The charge associated with these warrants amounted to approximately $1.8 million. Additionally, in accordance with Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“BCF”), the Company recorded a charge of $1.8 million which was fully amortized at December 31, 2000 in connection with the issuance of convertible debt with a favorable conversion feature. In accordance with EITF 00-27, a net credit of $786,000 was recorded as interest income during the first quarter of 2003 to reverse the BCF previously recorded which was associated with the remaining balance of the September 2000 Convertible Debenture offering with a face amount of $3.5 million which was not converted. The lower average cash balance during 2003 resulted in a decrease in interest income of $268,987. Interest expense increased by $942,358 due to the $21 million financing of Convertible Debentures completed in September 2003.

During 2003 and 2002, the Company recognized royalties of $4,355 and $0 per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

Liquidity and Capital Resources

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of December 31, 2004, the Company’s accumulated deficit was approximately $143.0 million. During January 2005, the Company received net proceeds of approximately $9.1 million from Bausch & Lomb for the commercialization of Zylet. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. Although the Company may receive royalty income from sales of Zylet in future periods, it may not be sufficient to allow the Company to operate profitably at any time in the foreseeable future. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. Should the Company be unable to raise adequate financing in the future, long-term projects will need to be scaled back or discontinued.

The following table describes the Company’s liquidity and financial position on December 31, 2004, and on December 31, 2003:

	2004	2003

Working capital	$46,269,367	$42,324,583
Cash and cash equivalents	$49,014,530	$49,292,641
Short-term convertible debentures, net	$4,765,540	$13,702,412
Long-term convertible debentures, net	$0	$4,773,339
22

Current working capital position

As of December 31, 2004, the Company had working capital of $46.3 million consisting of current assets of $55.7 million and current liabilities of $9.4 million. This represents a increase of $3.9 million from its working capital of $42.3 million on current assets of $62.7 million and current liabilities of $20.4 million as of December 31, 2003.

Current and future liquidity position

Management believes that cash and cash equivalents of $49.0 million as of December 31, 2004 will be sufficient to support the Company’s continuing operations beyond December 2005. During January 2005, the Company received net proceeds of approximately $9.1 million from Bausch & Lomb for the commercialization of Zylet. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

Cash

At December 31, 2004, cash and cash equivalents totaled $49.0 million. At December 31, 2003 cash and cash equivalents totaled $49.3 million. During 2004, the Company raised approximately net proceeds of $20.6 million from the sale of common stock. Also during 2004, the Company received proceeds of approximately $2.1 million from the exercise of stock option and warrants by employees, former employees, consultants and warrant holders. This net decrease in cash of approximately $300,000 was attributable to cash used in the Company’s operations and repayment of the September 2003 Convertible Debentures. During January 2005, the Company received net proceeds of approximately $9.1 million from Bausch & Lomb for the commercialization of Zylet. The cash, cash equivalents and restricted cash will be used to finance future growth, capital expenditures and repayment of debt.

As part of the September 2003 financing, the Company received a total of $16.0 million of restricted cash held in escrow which, will remain in escrow until either the Company’s convertible debentures are converted into common shares of the Company by the investor or by the Company, or such funds are repaid by the Company or are used to fund acquisition(s) approved by the investors. To date, approximately $14.2 million of the original $21.0 million in convertible debentures have been repaid. An additional $2 million has been converted into common shares of the Company’s stock.

Operating activities

Net cash used in operating activities for 2004 was $19.7 million compared to $17.2 million for 2003. The increase is primarily due to the expenditures associated with scale up of dexanabinol synthesis, preclinical studies on cannabinor and the compliance costs associated with the Sarbanes-Oxley Act.

Capital expenditures

Our capital expenditures for property, plant and equipment for 2004, 2003 and 2002 totaled approximately $310,000, $117,000 and $566,000 respectively for normal replacements and improvements.

Financing activities

During the third quarter of 2004, the Company completed a private placement to sell common shares to six investors generating net proceeds of $15.7 million. An aggregate of 5,583,334 shares of common stock were issued.

During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest into 497,662 shares of common stock of the Company. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. As of December 31, 2004, the Company repaid or converted approximately $16.2 million of the September 2003 Convertible Debentures. The remaining Convertible Debenture balance of $4.8 million will be repaid in equal monthly installments by March 2005.

In January 2004, the underwriters of the December 2003 public offering exercised their over-allotment option in full, generating net proceeds of approximately $4.04 million. An aggregate of 1,575,000 shares of Pharmos’ common stock were issued at a purchase price of $2.75 per share.

During 2004, the Company received proceeds of approximately $2.1 million from the exercise of stock option and warrants by employees, former employees, consultants and warrant holders.

During 2003, the Company received net proceeds of approximately $44.7 million from the issuance of stock and exercise of stock options and warrants by employees, former employees, consultants and warrant holders. The Company also received net proceeds of approximately $19.8 million from the issuance of convertible debentures.

During 2002, the Company received net proceeds of $21,000 from the issuance of stock through the 2001 Employee Stock Purchase Plan.

Executive stock trading program

During April 2004, Pharmos Corporation’s President and Chief Operating Officer, Dr. Gad Riesenfeld, and one of its directors, Dr. Elkan Gamzu, separately adopted pre-arranged stock trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934.

Rule 10b5-1 permits officers and directors of public companies to adopt pre-determined plans for selling specified amounts of stock. The plans may be entered into only when the director or officer is not in possession of material, non-public information and may be used to gradually diversify investment portfolios over a period of time.

During 2004, pursuant to his 10b5-1 Plan, Dr. Riesenfeld sold an aggregate of 154,583 shares, which he acquired upon the exercise of options and warrants covered by the plan. Having depleted all plan-covered securities, Dr. Riesenfeld’s 10b5-1 Plan terminated.

During 2004, pursuant to his 10b5-1 Plan, Dr. Gamzu sold an aggregate of 22,500 shares, which he acquired upon the exercise of options and warrants covered by the plan. Under the terms of Dr. Gamzu’s plan, 52,500 shares, which may be acquired upon the exercise of options covered by the plan, remain to be sold prior to April 15, 2005, subject to certain conditions. The 52,500 shares remaining under Dr. Gamzu’s 10b5-1 Plan represent approximately 55% of the total number of shares, options and warrants he held as of February 18, 2005.

In October 2001, Bausch & Lomb purchased all rights to the Company’s loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax® and Alrex®, prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including Zylet, a product that was submitted to the FDA for marketing approval in September 2003. In December 2004, Bausch & Lomb received approval from the FDA of its New Drug Application for Zylet as an ophthalmic anti-inflammatory/antibiotic combination product. During January 2005, the Company received gross proceeds of approximately $12.2 million from Bausch & Lomb. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company had a passive role as a member of a joint committee overseeing the development of Zylet and has an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million of the LE-T development cost, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb to Pharmos in October 2001. In July 2003, the Company paid Bausch & Lomb $1.57 million of its liability for the development of Zylet. As of December 31, 2004, Pharmos owes an additional $1.56 million as its share of these research and development related Zylet expenses and represents the maximum amount Pharmos owes Bausch & Lomb. Pharmos paid Bausch & Lomb the remaining research and development related expenses in January 2005. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company’s assignment of its rights under the license agreement to Bausch & Lomb. During January 2005, the Company paid Dr. Bodor approximately $1.3 million per the agreement with respect to Zylet. Pharmos owes Dr. Bodor an additional 14.3% of the payment the Company will receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S.

Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million was to be available to fund acquisitions upon the approval of the investors. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 substantially equal monthly increments which began March 31, 2004. Amounts converted into shares of Pharmos common stock will reduce the monthly redemption amount in inverse order of maturity. The $16.0 million earmarked for acquisition activity will be held in escrow until used or repaid. In connection with the financing, the Company also issued 5,514,705 three-year warrants (including 514,705 placement agent warrants) to purchase 5,514,705 shares of common stock at an exercise price of $2.04 per share. The issuance costs related to the convertible debentures of approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants were capitalized and are being amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $21.0 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount will accrete over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures are being deferred and amortized to interest expense over the life of the debt. APB 21 also requires the Company to allocate the warrant costs between the convertible debentures and the transaction warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital. During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest. The Company issued 497,662 shares of common stock. As part of the escrow agreement, approximately $1,524,000 of restricted cash was released to the Company.

The financing also addressed a possible concern Nasdaq raised informally, relating to a possible violation of one of Nasdaq’s corporate governance rules. Specifically, Nasdaq expressed a concern that the May 2003 private placement, when aggregated with Pharmos’ March 2003 registered private placement, would have resulted in the possible issuance of more than 20% of Pharmos’ outstanding securities at a price less than the applicable fair market value for such shares. Completion of the $21.0 million convertible debt financing had the effect of resolving any such Nasdaq concerns.

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

In December 2001, the holders of the Convertible Debentures and the Company agreed to modify the repayment and conversion terms. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 2003 in exchange for a reduction in the conversion price from $3.83 to $2.63 for half of the outstanding balance and $ 2.15 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 was convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28, 2002 to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification was not significant in accordance with EITF 96-19, the change in the fair value between the original convertible debt and the modified convertible debt was accreted over the remaining term of the convertible debt with a corresponding charge to interest expense.

Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, require the Company to compute the Beneficial Conversion Feature (“BCF”) of the convertible debt from the private placement of September 2000. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF was computed at approximately $1.8 million, all of which was amortized and included as interest expense in the year ending December 31, 2000.

Common Stock Transactions

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share and approximately 1.1 million warrants at an exercise price of $1.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a derivative loss until exercised or expiration and amounted to $297,955 at December 31, 2004. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. A total of $936,156 was recorded as a credit to additional paid-in-capital in 2003 as a result of exercises and the recording of the initial value of the warrants.

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

In December 2003, the Company completed a public offering. Pharmos sold 10,500,000 common shares at a purchase price of $2.75 per share for gross proceeds of $28,875,000. The stock was offered in a firm commitment underwriting pursuant to an existing shelf registration statement. The net proceeds of this offering to Pharmos were approximately $26.9 million. During January 2004, the underwriters exercised their over-allotment option in full to purchase an aggregate of 1,575,000 shares of Pharmos’ common stock at a purchase price of $2.75 per share, less the underwriting discount. Total net proceeds from the offering, including $4.07 million from the exercise of the over-allotment option, were approximately $31.0 million.

On August 20, 2004, the Company completed a private placement to sell common shares to six investors, generating total gross proceeds of $16.75 million. An aggregate of 5,583,334 shares of common stock were issued utilizing a shelf registration of Pharmos’ securities declared effective by the Securities and Exchange Commission in December 2003 and was priced at $3.00 per share. Issuance costs of approximately $1,067,000 were recorded as a reduction of additional paid in capital.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 379,747 restricted stock units to Dr. Aviv and $200,000 cash and 253,165 shares of restricted stock to Dr. Riesenfeld (the “Awards”). One half of the Awards shall vest or are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, will be expensed pro rata over the vesting periods.

Other

In 2004, 2003 and 2002, the Company sold $3,588,728, $2,096,487 and $5,561,838, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2004, 2003 and 2002 were $444,774 $227,798 and $215,223, respectively and such amounts were recorded as a tax benefit in the statements of operations. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

Commitments and Long Term Obligations

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Undetermined **
Operating Leases	$1,949,300	$651,997	$1,080,836	$216,467	$—
Convertible Debentures*	4,878,463	4,878,463	—	—	—
R&D Commitments	120,441	120,441	—	—	—
Other long-term liabilities reflected
on our balance sheet**	1,197,039	—	—	—	—	1,197,039
Other Commitments***	500,000	250,000	250,000	—	—	—

Total	$8,645,243	$5,900,901	$1,330,836	$216,467	$—	$1,197,039

*	Includes interest expense to be paid in cash and excludes the debt discount

**	Consists of net severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $811,926.

***	Represents cash retention bonus given to the CEO and President. Approximately $91,912 has been accrued through December 31, 2004.

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants with six institutional investors, generating total gross proceeds of $21.0 million. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, are being redeemed in 13 equal monthly increments and will be retired on March 31, 2005. As of December 31, 2004, debentures totaling approximately $16.2 million were either repaid or converted into common stock of the Company.

The R&D commitments represent scheduled professional fee payments for clinical services relating to the Phase III clinical study of dexanabinol for severe TBI. One of the clinical service based agreements totaled $11.1 million and is not committed beyond 2004. From inception through December 31, 2004, the Company has recorded $11.0 million as an expense.

The Company has entered into various employment agreements. The terms of these employment agreements include one-year renewable terms and do not represent long term commitments of the Company.

Management believes that cash and cash equivalents of $49.0 million as of December 31, 2004, will be sufficient to support the Company’s continuing operations beyond December 2005. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets.

The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents, currency impact in Israel, and our convertible debentures. Due to the relatively short-term nature of these investments the Company has determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us. The value of the warrant liability is based upon the Company’s stock price, which has historically shown wide fluctuations.

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”). SFAS 153 amends Accounting Policy Board (“APB”) Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions. SFAS 153 eliminates the exception from APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and is effective as of the beginning of the first reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. The fair value based method of SFAS 123 is similar in most respects to the fair value based method under SFAS 123R, although the election of certain methods within the applicable transition rules of SFAS 123R may affect the impact on our consolidated financial positions or results of operations. For an approximate impact on the 2004 results, please refer to the equity based compensation section under Footnote #3.

In December 2004, the EITF issued EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The adoption of this statement did not impact the Company’s financial statement presentation.

In December 2004, the Financial Accounting Standards Board issued a FASB Staff Position (“FSP”) that provides accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. The FSP may affect how a company accounts for deferred income taxes. The FSP is effective December 31, 2004. The Company believes that the adoption of this statement will not have a material impact on its financial position.

In March 2004, the Emerging Issues Task Force issued EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement does not have an impact to the Company’s financial statement presentation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.  Financial Statements and Supplementary Data

The information called for by this Item 8 is included following the “Index to Consolidated Financial Statements” contained in this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III Item 10. Directors and Executive Officers of the Registrant The directors, officers and key employees of the Company are as follows:

Name	Age	Position

Haim Aviv, Ph.D	65	Chairman, Chief Executive Officer,
		Chief Scientist and Director
Gad Riesenfeld, Ph.D	60	President, Chief Operating Officer
James A. Meer	58	Senior Vice President and
		Chief Financial Officer, Secretary and Treasurer
David Schlachet **	59	Director
Mony Ben Dor*	59	Director
Georges Anthony Marcel, M.D., Ph.D **	64	Director
Elkan R. Gamzu, Ph.D **	62	Director
Lawrence F. Marshall, M.D	61	Director

*	Lead Director
**	Members of the Audit Committee

Haim Aviv, Ph.D., is Chairman, Chief Executive Officer, Chief Scientist and a Director of the Company. In 1990, he co-founded Pharmos Corporation, a New York corporation (“Old Pharmos”), which merged into the Company in October 1992 (the “Merger”). Dr. Aviv also served as Chairman, Chief Executive Officer, Chief Scientist and a Director of Old Pharmos prior to the Merger. Dr. Aviv was the co-founder in 1980 of Savient Pharmaceuticals, Inc., a publicly-traded company engaged in the development of products using recombinant DNA, its General Manager and Chief Scientist from 1980 to 1985, and a Director and Senior Scientific Consultant until August 1993. Prior to that time, Dr. Aviv was a professor of molecular biology at the Weizmann Institute of Science. Dr. Aviv is the principal stockholder of Avitek Ltd. Dr. Aviv is also an officer and/or significant stockholder of several privately held Israeli biopharmaceutical and venture capital companies. Dr. Aviv is a member of the Board of Directors of Ben Gurion University at Beer-Sheva, Israel and Yeda Ltd., the commercial arm of the Weizmann Institute, Rehovot, Israel. Dr. Aviv holds a Ph.D. degree from the Weizmann Institute of Science.

Gad Riesenfeld, Ph.D., was named President in February 1997, and has served as Chief Operating Officer since March 1995. He served as Executive Vice President from December 1994 to February 1997, Vice President of Corporate Development and General Manager of Florida Operations from October 1992 to December 1994, and was employed by Pharmos from March 1992 until the Merger. Prior thereto, he was engaged in a variety of pharmaceutical and biotechnology business activities relating to the development and commercialization of intellectual property, primarily in the pharmaceutical and medical fields. From March 1990 through May 1991, Dr. Riesenfeld was a Managing Director of Kamapharm Ltd., a private company specializing in human blood products. Prior thereto, from May 1986, he was Managing Director of Galisar Ltd., a pharmaceutical company involved in extracorporeal blood therapy. Dr. Riesenfeld holds a Ph.D. degree from the Hebrew University of Jerusalem and held a scientist position, as a post doctorate, at the Cedars Sinai Medical Center in Los Angeles, California.

James A. Meer was elected Vice President, Chief Financial Officer, Secretary and Treasurer of Pharmos in July 2004 and in January of 2005 became Senior Vice President, Chief Financial Officer, Secretary and Treasurer. From November 2000 until his appointment as the Company’s Chief Financial Officer, he was a principal in Meer Healthcare Consulting and GreyPeach Partners serving life science and technology companies. From 1992 to 2000, Mr. Meer was Vice President and Treasurer of Schein Pharmaceutical, Inc, (NYSE) a leading specialty pharmaceutical company. In addition, Mr. Meer has held several senior financial positions with public companies in other industries. He holds an MBA in Finance from Pace University and a BA in Economics from Rutgers College.

David Schlachet, a Director of the Company from December 1994, has been a managing partner of Biocom, a V.C Fund in the field of Life Science, since April 2000 until December 2004. Prior to that, he served as Chairman of Elite Industries Ltd from July 1997 until June 2000. From January 1996 to June 1997, Mr. Schlachet served as the Vice President of the Strauss Group and Chief Executive Officer of Strauss Holdings Ltd, one of Israel’s largest privately owned food manufacturers. He was Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel from 1990 to December 1995, and was responsible for the Institute’s administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. As of July 2004, Mr. Schlachet serves as CFO of Syneron Medical Ltd, a company that develops, manufactures, and markets aesthetic medical products. He also serves as a Director of Harel Investment House (Israeli broker, underwriter and asset management firm) and as a Director of Israel Discount Bank Ltd., Hapoalim Capital Markets Ltd, Edgar Ltd. (real estate company), Proseed Ltd., a Venture Capital investment company, Compugen Ltd. and Taya Investment Company Ltd.

Mony Ben Dor, a director of the Company since September 1997, has been managing partner of Biocom, a V.C Fund in the field of Life Science since April 2000. Prior to that he was Vice President of the Israel Corporation Ltd. from May 1997, and Chairman of two publicly traded subsidiaries: H.L. Finance and Leasing and Albany Bonded International Trade. He was also a Director of a number of subsidiary companies such as Israel Chemicals Ltd., Zim Shipping Lines, and Tower Semiconductors. From 1992-1997 Mr. Ben Dor was Vice President of Business Development for Clal Industries Limited, which is one of the leading investment groups in Israel. He was actively involved in the acquisition of pharmaceutical companies, including Pharmaceutical Resources Inc., Finetech Ltd. and BioDar Ltd. He served as a director representing Clal Industries in all of the acquired companies as well as other companies of Clal Industries. Prior to his position at Clal Industries, Mr. Ben Dor served as Business Executive at the Eisenberg Group of companies.

Georges Anthony Marcel, M.D., Ph.D., a Director of the Company since September 1998, is founder and chairman of the Scientific Advisory Board of HealthValue SARL, specialized in biotechnology competitive intelligence. Previously Dr. Marcel was Chairman & CEO of TMC Development, a biopharmaceutical consulting firm based in Paris, France. Prior to founding TMC Development in 1992, Dr. Marcel held a number of senior executive positions in the pharmaceutical industry, including Chief Executive Officer of Amgen’s French subsidiary, Vice President of Marketing for Rhone-Poulenc Sante (now Aventis) and Director of Development for Roussel-Uclaf. Dr. Marcel teaches biotechnology industrial issues and European regulatory affairs at the Faculties of Pharmacy of Paris and Lille as well as at Versailles Law School. Dr. Marcel is also a member of the Gene Therapy Advisory Committee at the French Medicines Agency and sits on the Expert Committee of Genopole.

Elkan R. Gamzu, Ph.D., a Director of the Company since February 2000, is a consultant to the biotechnology and pharmaceutical industries a Principal of enERGetics Biopharmaceutical Consultancy, LLC, and a founding partner of the due diligence company BioPharmAnalysis, LLC. From December 1, 2004 until February 24, 2005, Dr. Gamzu was the interim CEO of XTL Biopharmaceuticals, Ltd. Prior to becoming a consultant, Dr. Gamzu held a number of senior executive positions in the biotechnology and pharmaceutical companies, including President and Chief Executive Officer of Cambridge Neuroscience, Inc. from 1994 until 1998. Dr. Gamzu also served as President and Chief Operating Officer and Vice President of Development for Cambridge Neuroscience, Inc. from 1989 to 1994. Previously, Dr. Gamzu held a variety of senior positions with Warner-Lambert and Hoffmann-La Roche, Inc. In 2001 and 2002, Dr. Gamzu was part-time Interim VP, Product Management Leadership for Millennium Pharmaceuticals, Inc. Dr. Gamzu is a member of the Board of Directors of four other biotechnology companies: the publicly traded XTL Biopharmaceuticals Ltd. (former interim Chairman of the Board) and the privately held biotechnology companies Neurotech S.A. of Paris, France and Hypnion, Inc., and NeuroHealing Pharmaceuticals Inc.

Lawrence F. Marshall, M.D., a Director of the Company since June 2002, an internationally recognized neurosurgeon and opinion leader in the field, is currently Professor and Chair of the Division of Neurological Surgery at the University of California, San Diego Medical Center. Dr. Marshall’s 30-year career as a scientist and neurosurgeon has been at the forefront in the search for new and better treatment measures to improve patient outcome. He has been a principal investigator or co-investigator in over two dozen preclinical and clinical trials primarily relating to head and spinal cord injury, including projects funded by the National Institutes of Health, the Insurance Institute for Highway Safety, and several large pharmaceutical companies. Results of research undertaken by Dr. Marshall, which cover a wide range of issues related to TBI and other conditions of the brain, have been published in dozens of scientific journals. Among the numerous board, committee, editorial and other positions Dr. Marshall has held or holds are board and committee memberships with the American Brain Injury Consortium, the National Head Injury Foundation, the American Association of Neurological Surgeons and the Congress of Neurological Surgeons. Dr. Marshall is the recipient of many distinguished medical prizes and awards.

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

Members of the Board bring to the Company a wide range of experience, knowledge and judgment. The governance structure in the Company is designed to be a working structure for principled actions, effective decision-making and appropriate monitoring of both compliance and performance. The key practices and procedures of the Board are outlined in the Corporate Governance Code of Ethics and Business Conduct filed as an exhibit to the 2003 annual report on Form 10-K and are also available on the Company’s website at www.pharmoscorp.com/investors.

Lead Director

In June 2004, the Board created the position of lead director and adopted a Lead Independent Director Charter, a copy of which will shortly be available on our website at www.pharmos.com. The position of lead director was created for the purpose of assisting the Chairman and the remainder of the Board in assuring effective corporate governance in managing the affairs of the Board and the Company. The Board, in accordance with the recommendation of the Governance and Nominating Committee, designated Mony Ben Dor as lead director, to hold office until the next Annual Meeting of Directors or until his successor is duly elected and qualified.

Board Committees

The Board has a standing Compensation Committee, Governance and Nominating Committee and Audit Committee.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company’s executive officers, including the Chief Executive Officer, and for administering the Company’s stock option plans. Members of the Compensation Committee are Messrs. Ben Dor, Gamzu and Marshall.

The Governance and Nominating Committee, created by the Board in February 2004, assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess Board effectiveness and helps develop and implement the Company’s corporate governance guidelines. Members of the Governance and Nominating Committee are Messrs. Ben Dor, Marcel and Schlachet.

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent registered public accounting firm and evaluating the Company’s accounting policies and its system of internal controls. Consistent with the Nasdaq audit committee structure and membership requirements, the Audit Committee is comprised of three members: Messrs. Gamzu, Marcel and Schlachet, all of whom are independent directors. While more than one member of the Company’s Audit Committee qualifies as an “audit committee financial expert” under Item 401(h) of Regulation S-K, Mr. David Schlachet, the Committee chairperson, is the designated audit committee financial expert. Mr. Schlachet is considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Audit Committee, Compensation Committee and Governance and Nominating Committee each operate under written charters adopted by the Board. These charters are available on the Company’s website at www.pharmoscorp.com/investors.

Code of Ethics

As part of our system of corporate governance, our Board of Directors adopted a Code of Ethics and Business Conduct in February 2004 that is applicable to all employees and specifically applicable to our chief executive officer, president, chief financial officer and controllers. The Code of Ethics and Business Guidelines are available on the Company’s website at www.pharmoscorp.com/investors. We intend to disclose any changes in or waivers from our Code of Ethics and Business Conduct by filing a Form 8-K or by posting such information on our website.

Section 16 Filings

No person who, during the fiscal year ended December 31, 2004, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

The following table summarizes the total compensation of the Chief Executive Officer of the Company in 2004 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2004.

	Annual Compensation						Long Term Compensation

Name/Principal Position	Year	Salary		Bonus	Other		Restricted Stock		Stock Underlying Options	All Other Compensation
Haim Aviv, Ph.D	2004	$298,284		$—	$17,423	(1)	$1,200,000	(5)	190,000	$315,821	(7)
Chairman,Chief Executive	2003	$281,400		$140,000.00	$21,928	(1)			190,000	$14,616	(8)
Officer, and Chief Scientist	2002	$289,459		$50,000.00	$19,833	(1)			187,500	$13,503	(8)

Gad Riesenfeld,Ph.D	2004	$249,063		$—	$69,376	(2)	$800,000	(6)	135,000	$215,181	(9)
President and Chief Operating	2003	$234,965		$100,000.00	$78,886	(2)			135,000	$14,025	(8)
Officer	2002	$255,157		$40,000.00	$73,379	(2)			125,000	$12,957	(8)

James A. Meer	2004	$110,320	(3)	$50,000.00	$5,890	(1)			265,000
Senior Vice President, Chief	2003	$—		$—	$—				—
Financial Officer, Secretary	2002	$—		$—	$—				—
and Treasurer

Robert W. Cook	2004	$99,244		$5,250.00	$1,942	(1)			—
Executive Vice President,	2003	$222,264		$100,000.00	$25,211	(1)			115,000
Chief Financial Officer	2002	$222,264		$37,500.00	$15,338	(1)			100,000

(1)	Consists of contributions to insurance premiums and car allowance.

(2)	Consists of housing allowance, contributions to insurance premiums, car allowance and car expense.

(3)	Mr. Meer joined Pharmos Corporation in July 2004.

(4)	Mr. Cook resigned from Pharmos Corporation in March 2004.

(5)
Represents the value at the time of grant of 379,747 restricted stock units awarded to Dr. Aviv pursuant to a Retention Award Agreement dated September 6, 2004. Using the closing price of a share of our common stock on December 31, 2004, the aggregate value of Dr. Aviv’s restricted stock units would be approximately $539,240. One-half of the restricted stock units are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance on June 30, 2007, subject to certain accelerated vesting provisions. The shares of common stock underlying the restricted stock units have the same dividend rights as our unrestricted common stock.

(6)
Represents the value at the time of grant of 253,165 shares of restricted stock awarded to Dr. Riesenfeld pursuant to a Retention Award Agreement dated September 6, 2004. Using the closing price of a share of our common stock on December 31, 2004, the aggregate value of Dr. Riesenfeld’s shares of restricted stock would be approximately $359,494. One-half of the shares of restricted stock are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance on June 30, 2007, subject to certain accelerated vesting provisions. The shares of restricted stock have the same dividend rights as our unrestricted common stock.

(7)
Consists of (i) $300,000 awarded to Dr. Aviv pursuant to a Retention Award Agreement dated September 6, 2004 (one-half of the cash award is scheduled to vest and become non-forfeitable on December 31, 2005, and the balance on June 30, 2007, subject to certain accelerated vesting provisions) and (ii) $15,821 in deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy.

(8)	Consists of deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy.

(9)
Consists of (i) $200,000 awarded to Dr. Riesenfeld pursuant to a Retention Award Agreement dated September 6, 2004 (one-half of the cash award is scheduled to vest and become non-forfeitable on December 31, 2005, and the balance on June 30, 2007, subject to certain accelerated vesting provisions)

and (ii) $15,181 in deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy.

The following tables set forth information with respect to the named executive officers concerning the grant and exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

Option Grants for the Year Ended December 31, 2004

	Common Stock Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

					5%	10%

Haim Aviv, Ph.D	190,000	16%	$4.24	12-Feb-14	$506,638	$1,283,919
Gad Riesenfeld, Ph.D	135,000	12%	$4.24	12-Feb-14	$359,979	$912,258
James A. Meer**	150,000	13%	$3.50	12-Jul-14	$330,170	$836,715
Robert W. Cook*	115,000	10%	$4.24	12-Feb-14	$306,649	$777,109

**	Mr. Meer joined Pharmos Corporation in July 2004.

*	Mr. Cook resigned from Pharmos Corporation in March 2004.

Aggregated Option Exercises for the Year Ended December 31, 2004 and Option Values as of December 31, 2004:

			Number of Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004

Name	Number of Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Haim Aviv, Ph.D	199,376	$464,690	525,156	367,344	$43,862	$42,187
Gad Riesenfeld, Ph.D	278,020	$490,635	146,250	249,063	$0	$28,125
James A. Meer**	—	—	18,749	131,251	$0	$0
Robert W. Cook*	178,750	$305,375	95,000	—	$0	$0

**	Mr. Meer joined Pharmos Corporation in July 2004.

*	Mr. Cook resigned from Pharmos Corporation in March 2004.

Stock Option Plans

It is currently the Company’s policy that all full time key employees are considered annually for the possible grant of stock options, depending upon employee performance. The criteria for the awards are experience, uniqueness of contribution to the Company and level of performance shown during the year. Stock options are intended to generate greater loyalty to the Company and help make each employee aware of the importance of the business success of the Company.

As of December 31, 2004, 3,959,967 options to purchase shares of the Company’s Common Stock were outstanding under various option plans, 924,786 of which are non-qualified options. During 2004, the Company granted 1,387,075 options to purchase shares of its Common Stock to employees, directors and consultants, of which 456,750 are non-qualified options.

A summary of the various established stock option plans is as follows:

1992 Plan.   The maximum number of shares of the Company’s Common Stock available for issuance under the 1992 Plan is 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate would again be available for options to be issued under the 1992 Plan. As of December 31, 2004, there were 60,833 options outstanding to purchase the Company’s Common Stock under this plan. Each option granted which is outstanding under the 1992 plan as of December 31, 2004 expires on October 31, 2005.

1997 Plan and 2000 Plan.  The 1997 Plan and the 2000 Plan are each administered by a committee appointed by the Board of Directors (the “Compensation Committee”). The Compensation Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations. All stock options grants during 2004 were made from the 2000 Plan. The Company does not plan to issue any additional options from the 1992 and 1997 Plans.

The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 1,500,000 shares, as amended, and under the 2000 Plan, as amended, is 6,000,000 shares. In 2004, the stockholders approved increasing the number of shares available in the 2000 Plan by 2.5 million shares. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan and the 2000 Plan that expire or terminate will again be available for options to be issued under each Plan.

The price at which shares of Common Stock may be purchased upon exercise of an incentive stock option must be at least 100% of the fair market value of Common Stock on the date the option is granted (or at least 110% of fair market value in the case of a person holding more than 10% of the outstanding shares of Common Stock (a “10% Stockholder”)).

The aggregate fair market value (determined at the time the option is granted) of Common Stock with respect to which incentive stock options are exercisable for the first time in any calendar year by an optionee under the 1997 Plan, the 2000 Plan or any other plan of the Company or a subsidiary, shall not exceed $100,000. The Compensation Committee will fix the time or times when, and the extent to which, an option is exercisable, provided that no option will be exercisable earlier than one year or later than ten years after the date of grant (or five years in the case of a 10% Stockholder). The option price is payable in cash or by check to the Company. However, the Board of Directors may grant a loan to an employee, other than an executive officer, pursuant to the loan provision of the 1997 Plan or the 2000 Plan, for the purpose of exercising an option or may permit the option price to be paid in shares of Common Stock at the then current fair market value, as defined in the 1997 Plan or the 2000 Plan.

Under the 1997 Plan, upon termination of an optionee’s employment or consultancy, all options held by such optionee will terminate, except that any option that was exercisable on the date employment or consultancy terminated may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of permanent and total disability of the holder), and except such three month period may be extended by the Compensation Committee in its discretion. If an optionee dies while he is an employee or a consultant or during such three-month period, the option may be exercised within one year after death by the decedent’s estate or his legatees or distributees, but only to the extent exercisable at the time of death. The 2000 Plan provides that the Compensation Committee may in its discretion determine when any particular stock option shall expire. A stock option agreement may provide for expiration prior to the end of its term in the event of the termination of the optionee’s service to the Company or death or any other circumstances.

The 1997 Plan and the 2000 Plan each provides that outstanding options shall vest and become immediately exercisable in the event of a “sale” of the Company, including (i) the sale of more than 75% of the voting power of the Company in a single transaction or a series of transactions, (ii) the sale of substantially all assets of the Company, (iii) approval by the stockholders of a reorganization, merger or consolidation, as a result of which the stockholders of the Company will own less than 50% of the voting power of the reorganized, merged or consolidated company.

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

In February 2003, the 2000 Plan was amended by the Board of Directors to provide that options to be granted to those employees of Pharmos or its subsidiary Pharmos Ltd. who are residents of Israel will be issued to a trustee for their benefit instead of to them directly. This amendment is to afford recipients more favorable tax treatment under the laws of the State of Israel. Since this change is not material to the Plan, stockholder approval is not required. In December 2004, the 2000 Plan was again amended as a result of new taxes laws under the laws of the State of Israel. Since this change is not material to the Plan, stockholder approval is not required.

Under current federal income tax law, the grant of incentive stock options under the 1997 Plan or the 2000 Plan will not result in any taxable income to the optionee or any deduction for the Company at the time the options are granted. The optionee recognizes no gain upon the exercise of an option. However the amount by which the fair market value of Common Stock at the time the option is exercised exceeds the option price is an “item of tax preference” of the optionee, which may cause the optionee to be subject to the alternative minimum tax. If the optionee holds the shares of Common Stock received on exercise of the option at least one year from the date of exercise and two years from the date of grant, he will be taxed at the time of sale at long-term capital gains rates, if any, on the amount by which the proceeds of the sale exceed the option price. If the optionee disposes of the Common Stock before the required holding period is satisfied, ordinary income will generally be recognized in an amount equal to the excess of the fair market value of the shares of Common Stock at the date of exercise over the option price, or, if the disposition is a taxable sale or exchange, the amount of gain realized on such sale or exchange if that is less. If, as permitted by the 1997 Plan or the 2000 Plan, the Board of Directors permits an optionee to exercise an option by delivering already owned shares of Common Stock valued at fair market value) the optionee will not recognize gain as a result of the payment of the option price with such already owned shares. However, if such shares were acquired pursuant to the previous exercise of an option, and were held less than one year after acquisition or less than two years from the date of grant, the exchange will constitute a disqualifying disposition resulting in immediate taxation of the gain on the already owned shares as ordinary income. It is not clear how the gain will be computed on the disposition of shares acquired by payment with already owned shares.

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

The total number of shares reserved for issuance under the 2001 Plan is 500,000 shares. Under the 2001 Plan, for any given calendar year, a participating employee can only be granted Rights to purchase that number of shares which, when multiplied by the exercise price of the Rights, does not exceed more than 10% of the employee’s base pay. From inception to December 31, 2004, the Company issued 62,796 shares of its common stock through the 2001 Plan. During 2004, the Company issued 9,493 shares of its common stock through the 2001 Plan.

From time to time, the Board of Directors may fix a date or a series of dates on which the Company will grant Rights to purchase shares of Common Stock under the 2001 Plan at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Right or (ii) the fair market value of the shares on the date such Right is exercised.

The 2001 Plan also provides that any shares of Common Stock purchased upon the exercise of Rights cannot be sold for at least six months following exercise, to avoid potential violations of the “short swing” trading provisions of Section 16 of the Securities Exchange Act of 1934, as amended.

The Board of Directors or a committee to which it delegates its authority under the 2001 Plan will administer, interpret and apply all provisions of the 2001 Plan. The Board has delegated such authority to the Compensation and Stock Option Committee.

The Board of Directors may amend, modify or terminate the 2001 Plan at any time without notice, provided that no such amendment, modification or termination may adversely affect any existing Rights of any participating employee, except that in the case of a participating employee of a foreign subsidiary of the Company, the 2001 Plan may be varied to conform with local laws. In addition, subject to certain appropriate adjustments to give effect to relevant changes in the Company’s capital stock, no amendments to the 2001 Plan may be made without stockholder approval if such amendment would increase the total number of shares offered under the 2001 Plan or would render Rights “unqualified” for special tax treatment under the Code.

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

If the stock is sold or gifted within either one year after the date of purchase or two years after the date of grant (a “disqualifying disposition”), the participant generally will have taxable ordinary income at the time of the sale or gift to the extent that the fair market value of the stock at the date of exercise was greater than the exercise price.  This amount will be taxable in the year of sale or disposition even if no gain is realized on the sale, and the Company would be entitled to a corresponding deduction. A capital gain would be realized upon the sale of the shares to the extent the sale proceeds exceed the fair market value of those shares on the date of purchase. A capital loss would be realized to the extent the sales price of the shares disposed of is less than the fair market value of such shares on the date of purchase. Special tax consequences may follow from dispositions other than a sale or gift.

1997 Employees and Directors Warrants Plan

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 1,030,000 Warrants to purchase 1,030,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 955,000 were granted at an exercise price of $1.59 per share and 75,000 were granted and an exercise price of $1.66 per share (together, the “1997 Employees Warrants”). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 100,000 Warrants to purchase 100,000 shares of Common Stock were granted to directors of the Company at an exercise price of $1.59 per share (the “1997 Directors Warrants”) on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2007. At December 31, 2004, there were 442,500 1997 Employees Warrants at $1.59, no 1997 Employees Warrants at $1.66 and 5,000 1997 Directors Warrants at $1.59 outstanding.

Upon termination of a Warrant Holder’s employment, consultancy or affiliation with the Company, all Warrants held by such Warrant Holder will terminate, except that any Warrant that was exercisable on the date which the employment, consultancy or affiliation terminated may, to the extent then exercisable, be exercised within three months thereafter (or one year thereafter if the termination is the result of permanent and total disability of the holder). If a Warrant Holder dies while he or she is an employee, consultant or affiliate of the Company, or during such three month period, the Warrant may be exercised within one year after death by the decedent’s estate or his legatees or distributees, but only to the extent exercisable at the time of death.

Employment/Consulting Contracts/Directors’ Compensation

Haim Aviv, Ph.D.   In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one-year employment/consulting agreement for Dr. Aviv, as Chairman of the Board and Chief Executive Officer of the Company. Dr. Aviv has agreed to devote a majority of his business time to the Company and to Pharmos Ltd. The agreement provides for automatic one year renewals unless either the Company terminates the agreement at least 180 days prior to the scheduled expiration date during the initial one year term (and 90 days for subsequent terms) or Dr. Aviv terminates the agreement at least 60 days prior to the scheduled expiration date. Dr. Aviv’s base compensation for 2004 and for 2005 was and is $298,284, to be allocated between the Company and Pharmos Ltd.. The Company also agreed to make available for Dr. Aviv’s benefit following his death, termination of employment for disability or retirement at the age of at least 62 an amount equal to the cost of insurance premiums the Company would otherwise have incurred to obtain and maintain a “split-dollar” life insurance policy on his life (approximately $10,000 per year, accruing interest at 8% per year). In addition, the Company agreed to pay, in lieu of contributing to other benefits plans on his behalf, an amount equal to an aggregate of approximately 21% of his base compensation toward the “Management Insurance Scheme” managed by the government of Israel for members of management of Israeli companies.

Dr. Aviv’s employment agreement also provides that if his employment is terminated within one year following a “change of control,” he will receive severance pay of 18 months of base salary for the then-current year, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates. A “change of control” involves an acquisition of at least 50% of the voting power of the Company’s securities, a change in at least 51% of the composition of the current Board of Directors, or approval by the Board of Directors or stockholders of the Company of a transaction where such change of voting control or composition of the Board would occur, where the Company would be liquidated or where all or substantially all of its assets would be sold.

If Dr. Aviv’s employment is terminated by the Company, after notice, other than for a change in control, death, disability or for “cause,” as defined in his employment agreement, or if he terminates his employment within one year of a change in control or otherwise for “good reason,” as defined in his employment agreement, he will receive severance pay of 12 months of base salary for the then-current year, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates.

The employment agreement also contains customary confidentiality and non-competition undertakings by Dr. Aviv.

Gad Riesenfeld, Ph.D. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one year employment agreement for Dr. Riesenfeld, as full-time President and Chief Operating Officer of the Company. Dr. Riesenfeld’s base compensation for 2004 and 2005 was and is $249,063.

The other provisions of Dr. Riesenfeld’s employment agreement relating to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations are substantially similar to those included in Dr. Aviv’s employment agreement, as described above, except that the Company’s contribution to the “Management Insurance Scheme” on Dr. Riesenfeld’s behalf is approximately 16%. In addition, the Compensation Committee and the Board of Directors in April 2001 also authorized an amendment to Dr. Riesenfeld’s employment agreement to provide that if the Company hires a new Chief Executive Officer, Dr. Riesenfeld will be awarded, at the time of commencement of employment, a one-time stock option grant equal to the highest grant he received during the previous three years, in addition to his annual stock option awards. In addition, any termination by the Company within 12 months after such commencement of employment will require 180 days’ prior written notice to Dr. Riesenfeld and will entitle him to severance pay equal to 12 months of base salary. In such circumstances, any resignation by Dr. Riesenfeld within 12 months thereafter other than for “good reason” (as defined in his employment agreement) will require 90 days’ prior written notice by Dr. Riesenfeld and will entitle him to 12 months of base salary. The amendment to his employment agreement also provides that Dr. Riesenfeld will act as an unpaid consultant to the Company for a one year period following any such termination or resignation.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Drs. Aviv and Riesenfeld. The Company granted retention awards of $300,000 cash and 379,747 restricted stock units to Dr. Aviv and $200,000 cash and 253,165 shares of restricted stock to Dr. Riesenfeld (the Awards). One half of the Awards shall vest or are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The fair value of the restricted stock awards was based on the fair value of the underlying stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million.

James A. Meer. In July 2004, the Compensation and Stock Option Committees of the Board of Directors recommended, and the Board approved, a one year employment agreement for Mr. Meer as full time Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. In January 2005, Mr. Meer was promoted to Senior Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Meer’s base compensation for 2004, effective July 12 was $235,000 and is $235,000 for 2005. The other provisions of Mr. Meer’s employment agreement relating to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv’s employment agreement, as described above, except that Mr. Meer does not participate in the “Management Insurance Scheme” of Pharmos Ltd. As part of Mr. Meer’s employment contract, Mr. Meer is required to have an insurance policy. The Company will reimburse Mr. Meer the premium payments on his life insurance policy up to $8,000.

Directors’ Compensation. In March 2002, the Board of Directors of the Company adopted a compensation policy with respect to outside members of the Board which was amended in February 2004 and in June 2004.

Cash Compensation

In February 2004, the Board of Directors adopted the recommendation of the Compensation Committee to increase Board compensation to two payments of $4,000 each per annum (a total of $8,000), to increase compensation for attendance at board, committee or shareholder meetings to $1,500 per meeting (only one payment per day, regardless of the number of meetings attended), to provide for separate additional payments to members of the Audit Committee of $2,000 per meeting, even if other meetings are held on the same day, to increase the initial stock option grants for new independent directors to 35,000 options and to increase the annual option grant to such directors to 25,000.

In June 2004, the Board of Directors adopted the recommendation of the Compensation Committee to increase the cash compensation for the lead director of the Board of Directors to one payment of $25,000 per annum (to be paid in two installments: $12,500 on January 1 and $12,500 immediately after the Annual Meeting of the Board) in lieu of all other cash payments other directors receive for serving on the Board.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Stock Option Committee are Mony Ben Dor, Lawrence Marshall, and Elkan Gamzu. There were no interlocks on the Compensation and Stock Option Committee in 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of February 17, 2005 (unless otherwise indicated), by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company’s Common Stock, (ii) each of the Company’s Directors, and (iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person’s name.

Name and Address of Beneficial Ownership	Amount of Beneficial Ownership		Percentage of Total (1)

Haim Aviv, Ph.D. (2) c/o Pharmos Ltd. Kiryat Weitzman Rehovot 76326, Israel	1,295,635		1.4%

David Schlachet (3) Syneron Medical Ltd. Industrial Zone Tavor Building P.O.B. 550 Yokneam Illit, 20692 Israel	84,687	*	*

Mony Ben Dor (3) 40 Hakukia St. Rishon Le Zion 75548, Israel	39,687	*	*

Georges Anthony Marcel M.D., Ph.D.(3) 9 ue de Magdebourg75116 Paris, France	27,500	*	*

Elkan R. Gamzu, Ph.D. (3) enERGetics 199 Wells Avenue, Suite 302 Newton, MA 02459	51,250	*	*

Lawrence F. Marshall, M.D. (3) University of California, San Diego Regents Court Bldg., Suite 200 4130 LaJolla Village Drive LaJolla, CA 92037-1480	23,750	*	*

All Directors and Executive Officers as a group (8 persons)(4)	1,740,008		1.8%

HYMF Limited (5) Walker House Mary Street PO Box 908 GT George Town, Grand Cayman (Cayman Islands)	4,765,099		5.0%

—————
* Indicates ownership of less than 1%.

(1)	Based on 95,137,076 shares of Common Stock outstanding, plus each individual’s currently exercisable warrants or options. Assumes that no other individual will exercise any warrants and/or options.

(2)	Includes of currently exercisable options and warrants to purchase 822,656 shares of Common Stock, plus 472,979 shares of Common Stock
44

(3)	Consists of currently exercisable options and warrants to purchase Common Stock.

(4)	Based on the number of shares of Common Stock outstanding, plus 1,267,029 currently exercisable warrants and options held by the Directors and executive officers.

(5)	This information is as of December 31, 2004 based on a Form 13G filed by Barclays Global Investors NA on February 14, 2005.

EQUITY COMPENSATION PLAN INFORMATION The table below provides certain information concerning our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,592,879	$2.79	3,039,916

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	4,592,879	$2.79	3,039,916

Item 13.  Certain Relationships and Related Transactions

The Company’s Pharmos Ltd. entered into a License Agreement with Herbamed, Ltd., a company controlled by Dr. Haim Aviv, the Company’s Chairman and Chief Executive Officer. The License Agreement licenses to Herbamed the Company’s patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 6% on net sales of up to $20 million, 5% on net sales between $20 million and $50 million and 4% on net sales in excess of $50 million. During 2004 and 2003, the Company recognized royalties of $9,008 and $4,355, respectively.

Neither the Company nor its Pharmos Ltd. subsidiary is involved in the field of nutraceuticals generally, and specifically in developing improved oral delivery of nutraceuticals. Pharmos Ltd., therefore, licensed its technology in this narrow non-pharmaceutical field of use to Dr. Aviv’s company as a way of seeking to benefit from a potential stream of royalty payments without having to devote any resources to the development of an application it otherwise would not have pursued. In addition, if the technology proves to be successful for the delivery of nutraceuticals, Pharmos hopes that it could be able to interest potential strategic partners in licensing the technology for pharmaceuticals applications.

Dr. Aviv was not involved with either party in negotiating the terms of the License Agreement with Herbamed. Pharmos Ltd. concluded that the royalty rates and other terms of the License Agreement are commercially reasonable to it, and the Board of the Company ratified the License Agreement.

In October 2003 and in accordance with provisions of the Sarbanes-Oxley legislation circumscribing the practice of company loans to executive officers, Pharmos entered into an agreement with Robert W. Cook, former Executive Vice President and Chief Financial Officer, forgiving the loans made to him since 2001 used to pay “whole life” insurance premiums for his benefit and granting Mr. Cook a special one-time cash bonus of no more than $8,500 in recognition of the fact that such loan forgiveness resulted in Mr. Cook recognizing additional non-cash taxable income in 2003 of approximately $21,000. The Company also agreed either to pay directly or reimburse Mr. Cook for future premium payments on his existing “whole life” insurance policy acquired in 2001 for his benefit by the Corporation and to grant to him an annual special cash bonus, in addition to his regular annual bonus, sufficient to account for the tax effects to him of such reimbursement or direct payment by the Corporation; provided that the sum of such premium payments and special cash bonus in each year does not exceed the aggregate annual payments previously made by the Company on Mr. Cook’s behalf for his split-dollar insurance policy.

The Herbamed License Agreement was approved by Pharmos’ Board of Directors and the Cook loan forgiveness agreements were approved by Pharmos’ Compensation Committee. Both agreements also were subsequently ratified by the Audit Committee.

Item 14. Principal Accountant Fees and Services

Audit fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003, its reviews of the Company’s unaudited consolidated interim financial statements, and for SEC filings were $629,000 and $353,000, respectively.

Audit-related fees

None.

Tax fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its income tax compliance and related tax services for the years ended December 31, 2004, and 2003 were $19,000 and $80,000, respectively.

All other fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its executive compensation analysis for the years ended December 31, 2004, and 2003 were $39,000 and $0, respectively.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by PricewaterhouseCoopers LLP in 2004.

The pre-approval duty may be delegated to one or more designated members of the Audit Committee, with any such pre-approval reported to the Committee at its next regularly scheduled meeting. Any such designated member(s) of the Committee shall also have the authority to approve non-audit services already commenced by the independent registered public accounting firm if (i) the aggregate amount of all such services provided constitutes no more than five percent (5%) of the total amount of revenues paid by the Company to the independent registered public accounting firm during the fiscal year in which the services are provided, (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Committee and approved by such designated member(s) prior to the completion of the audit.

PART IV Item 15. Exhibits and Financial Statement Schedules (a) Financial Statements and Exhibits (1) FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)   FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)   EXHIBITS

3      Articles of Incorporation and By-Laws

3(a)
Restated Articles of Incorporation (Incorporated by reference to Appendix E to the Joint Proxy Statement/Prospectus included in the Form S-4 Registration Statement of the Company dated September 28, 1992 (No. 33-52398) (the “Joint Proxy Statement/Prospectus”).

3(b)	Certificate of Amendment of Restated Articles of Incorporation dated January 30, 1995 (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

3(c)	Certificate of Amendment of Restated Articles of Incorporation dated January 16, 1998 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 6, 1998).

3(d)
Certificate of Amendment of Restated Articles of Incorporation dated October 21, 1999 (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

3(e)	Certificate of Amendment of Restated Articles of Incorporation dated July 12, 2002 (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002).

3(f)	Certificate of Amendment of Restated Articles of Incorporation dated June 30, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004).

3(g)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 24, 2002).
48

4 Instruments defining the rights of security holders, including indentures

4(a)
Form of Employee Warrant Agreement, dated April 11, 1995, between the Company and Oculon Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 11, 1995, as amended).

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

4(d)	Form of Common Stock Purchase Warrant exercisable until September 1, 2005 (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 11, 2000).

4(e)	Form of placement agent warrant with Ladenburg Thalmann & Co. Inc. (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

4(f)	Form of placement agent warrant with SmallCaps OnLine LLC (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

4(g)	Form of consulting warrant with SmallCaps OnLine LLC (Incorporated by reference to Form S-3 Registration Statement of the Company dated September 28, 2000 (No. 333-46818).

4(h)
Certificate of Designation, Rights Preferences and Privileges of Series D Preferred Stock of the Company (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 24, 2002).

4(i)
Rights Agreement dated as of October 23, 2002 between the Company and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 24, 2002).

4(j)	Form of Investor Warrant dated March 4, 2003 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 4, 2003).

4(k)	Form of Placement Agent’s Warrant dated March 4, 2003 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 4, 2003).

4(l)
Registration Rights Agreement dated as of May 30, 2003 between the Company and the purchasers. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 3, 2003).

4(m)	Form of Investor Warrant dated June 2, 2003 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2003).

4(n)
Securities Purchase Agreement dated as of September 26, 2003 between the Company and the purchasers identified on the signature pages thereto 2003 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2003).

4(o)	Form of 4% convertible debenture due March 31, 2005 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 30, 2003).

4(p)
Registration Rights Agreement dated as of September 26, 2003 between the Company and the purchasers signatory thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 30, 2003).

4(q)	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 30, 2003).

4(r)
Escrow Agreement dated as of September 26, 2003 between the Company, the purchasers signatory thereto and Feldman Weinstein LLP (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 30, 2003).

4(s)	Form of Placement Agent Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 30, 2003).

10 Material Contracts

10(a)
Agreement between Avitek Ltd. (“Avitek”) and Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”) dated November 20, 1986 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form10-K/A, for year ended December 31, 1992). (1)

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

10(c)
Research, Development and License Agreement between Pharmos Ltd., Pharmos Corporation (“Old Pharmos”) and Yissum dated February 5, 1991 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

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

10(f)
Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Haim Aviv (Incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).**

10(g)
Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Gad Riesenfeld (Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).**

10(h)
Amendment of Employment Agreement dated as of April 23, 2001, between Pharmos Corporation and Gad Riesenfeld (Incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).**

10(i)
Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Robert W. Cook (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).**

10(j)	2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Form 14A filed on June 6, 2001).**

10(k)
Asset Purchase Agreement between Bausch & Lomb Incorporated and Pharmos Corporation dated October 9, 2001 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 16, 2001).

10(l)
License Assignment and Amendment Agreement dated as of October 9, 2001 by and among Dr. Nicholas S. Bodor, Pharmos Corporation and Bausch & Lomb Incorporated (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 16, 2001).

10(m)
Amendment No. 1 to Asset Purchase Agreement dated as of December 28, 2001 between Bausch & Lomb Incorporated and Pharmos Corporation (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10(n)	License Agreement dated as of December 18, 2001 between Pharmos Ltd. and Herbamed Ltd. (Incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for year ended December 31, 2002).

10(o)***	Amended and Restated 2000 Incentive and Non-Qualified Stock Option Plan.**

10(p)
Underwriting Agreement dated as of January 5, 2004 between the Company and C.E. Unterberg, Towbin and Harris Nesbitt Corp. LLP (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 19, 2003).

10(q)***	Separation Agreement dated as of April 20, 2004 between Pharmos Corporation and Robert W. Cook**

10(r)
Employment Agreement dated as of July 19, 2004 between Pharmos Corporation and James A. Meer (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).**

10(s)
Placement Agent Agreement dated as of August 20, 2004 between the Company and Rodman and Renshaw, Inc. and Harris Nesbitt Corp. LLP (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 23, 2004).

10(t)
Retention Award Agreement dated as of September 6, 2004 between Pharmos Corporation and Dr. Haim Aviv (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2004).**

10(u)
Retention Award Agreement dated as of September 6, 2004 between Pharmos Corporation and Dr. Gad Riesenfeld (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2004).**

10(v)***	Amendment No. 2 to Asset Purchase Agreement dated as of December 30, 2004 between Bausch & Lomb Incorporated and Pharmos Corporation.

10(w)***	Amendment of Employment Agreement dated as of February 16, 2005 between Pharmos Corporation and Gad Riesenfeld.**

14 Code of Ethics

14(a)*** Pharmos Corporation Code of Ethics and Business Conduct

21 Subsidiaries of the Registrant

21(a)	Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23 Consents of Experts and Counsel

23(a) ***	Consent of PricewaterhouseCoopers LLP

31 Rule 13a-14(a)/15d-14(a) Certifications

31(a)*** Certification of Chief Executive Officer
51

31(b)*** Certification of Chief Financial Officer

32 Section 1350 Certifications

32(a)*** Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

—————

(1)	Confidential information is omitted and identified by a * and filed separately with the SEC.

(**) This document is a management contract or compensatory plan or arrangement. (***) Filed herewith.
52

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMOS CORPORATION

By: /s/ Haim Aviv

Dr. Haim Aviv, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

         Date: March 9, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Meer	Chief Financial Officer (Principal	March 9, 2005
Financial and Accounting Officer),
James A. Meer	and Secretary

/s/ David Schlachet	Director	March 9, 2005

David Schlachet

/s/ Mony Ben Dor	Director	March 9, 2005

Mony Ben Dor

/s/ Georges Anthony Marcel	Director	March 9, 2005

Georges Anthony Marcel, M.D., Ph.D.

/s/ Elkan R. Gamzu	Director	March 9, 2005

Elkan R. Gamzu, Ph.D.

/s/ Lawrence F. Marshall	Director	March 9, 2005

Lawrence F. Marshall, M.D.
53

Pharmos Corporation Index to Consolidated Financial Statements
F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pharmos Corporation:

We have completed an integrated audit of Pharmos Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiary (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item No. 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and

F-2

expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, NY
March 7, 2005

F-3

Pharmos Corporation Consolidated Balance Sheets

	December 31,

	2004	2003

Assets
Current assets
Cash and cash equivalents	$49,014,530	$49,292,641
Restricted cash	4,846,155	11,192,312
Research and development grants receivable	1,537,782	681,245
Debt issuance costs	45,648	967,402
Prepaid expenses and other current assets	262,810	585,020

Total current assets	55,706,925	62,718,620
Fixed assets, net	987,451	1,255,096
Restricted cash	139,594	4,984,295
Severance pay funded	811,926	614,411
Other assets	18,946	20,589
Debt issuance costs	—	29,471

Total assets	$57,664,842	$69,622,482

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,462,162	$3,005,461
Accrued expenses	1,155,413	1,751,200
Warrant liability	297,955	823,029
Accrued wages and other compensation	756,488	1,111,935
Convertible debentures, net	4,765,540	13,702,412

Total current liabilities	9,437,558	20,394,037
Other liability	39,412	10,000
Convertible debentures, net	—	4,773,339
Severance pay	1,197,039	989,005

Total liabilities	10,674,009	26,166,381

Commitments and Contingencies (Note 14)
Shareholders’ equity
Preferred stock, $.03 par value, 1,250,000 shares authorized,
none issued and outstanding	—	—
Common stock, $.03 par value; 150,000,000 shares authorized,
95,137,076 and 85,568,205 issued, 2004 and 2003, respectively	2,854,112	2,567,047
Deferred compensation	(1,701,122)	(66,660)
Paid in capital	188,809,955	161,960,059
Accumulated deficit	(142,971,686)	(121,003,919)
Treasury stock at cost 14,189 shares in 2004 and 2003, respectively	(426)	(426)

Total shareholders’ equity	46,990,833	43,456,101

Total liabilities and shareholders’ equity	$57,664,842	$69,622,482

The accompanying notes are an integral part of these consolidated financial statements.
F-4

Pharmos Corporation Consolidated Statements of Operations

	Year Ended December 31,

	2004	2003	2002

Expenses
Research and development, gross	16,335,334	14,928,778	15,l093,724
Grants	(3,446,677)	(3,295,819)	(2,755,884)

Research and development, net	12,888,657	11,632,959	12,337,840
(exclusive of depreciation and amortization
shown separately below)
General and administrative (exclusive
of depreciation and amortization
shown separately below)	6,413,803	3,746,570	3,828,750
Depreciation and amortization	577,691	654,617	691,824

Total operating expenses	19,880,151	16,034,146	16,858,414

Loss from operations	(19,880,151)	(16,034,146)	(16,858,414)

Other expense
Interest income	658,010	1,051,242	534,229
Other (expense) income, net	(9,939)	(56,362)	12,218
Derivative gain (loss)	525,074	(1,759,183)	—
Interest expense	(3,705,535)	(1,915,214)	(972,856)

Other expense, net	(2,532,390)	(2,679,517)	(426,409)

Loss before income taxes	(22,412,541)	(18,713,663)	(17,284,823)
Income tax benefit	(444,774)	(227,798)	(215,223)

Net loss	$(21,967,767)	$(18,485,865)	$(17,069,600)

Net loss per share - basic	$(.24)	$(.27)	$(.30)

Net loss per share - diluted	$(.24)	$(.27)	$(.30)

Weighted average shares outstanding - basic	90,166,789	67,397,175	56,520,041

Weighted average shares outstanding - diluted	90,166,789	67,397,175	56,520,041

The accompanying notes are an integral part of these consolidated financial statements.
F-5

Pharmos Corporation Consolidated Statements of Changes in Shareholders’ Equity (Notes 8 & 9) For the Years ended December 31, 2004, 2003 and 2002

	Common Stock				Treasury Stock
	Shares	Amount	Deferred Compensation	Paid-in Capital in Excess of Par	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity

December 31, 2001	55,374,663	$1,661,239	$(223,144)	$111,151,758	$(85,448,454)	18,356	$(551)	$27,140,848
Option issuance for consultant compensation			50,175	13,362				63,537
Issuance of and amortization of stock options issuances below fair market value			52,981					52,981
Accretion of fair value of refinanced debt				420,221				420,221
Stock adjustment	(40,583)	(1,217)		1,092		(4,167)	125
Issuance of Common Stock – Employee Stock Purchase Plan	23,284	699		20,057				20,756
Conversion of convertible debt and interest to equity	1,217,485	36,525		2,581,068				2,617,593
Net Loss					(17,069,600)			(17,069,600)

December 31, 2002	56,574,849	1,697,246	(119,988)	114,187,558	(102,518,054)	14,189	(426)	13,246,336

Warrant and option exercises	3,992,845	119,785		6,178,229				6,298,014
Warrant derivative adjustments				936,156				936,156
Option issuance for consultant compensation				56,866				56,866
Issuance of and amortization of stock option issuance below fair market value			53,328					53,328
Accretion of fair value of refinanced debt				68,808				68,808
Reversal of benefit conversion feature				(786,000)				(786,000)
Issuance of Common Stock – Employee Stock Purchase Plan	29,919	898		38,993				39,891
Issuance of Common Stock – public offering sales, net of fees of $2 million	10,500,000	315,000		26,548,131				26,863,131
Issuance of warrants with Convertible Debenture offering, net of fees of $277,000				3,663,949				3,663,949
Issuance of Common Stock – private equity sales, net of fees of $892,000	14,470,592	434,118		11,067,369				11,501,487
Net Loss					(18,485,865)			(18,485,865)

December 31, 2003	85,568,205	2,567,047	(66,660)	161,960,059	(121,003,919)	14,189	(426)	43,456,101

Warrant and option exercises	1,200,217	36,006		2,030,703				2,066,709
Option issuance for consultant compensation				578,238				578,238
Issuance of and amortization of stock option issuance below fair market value			(2,112)	74,000				71,888
Issuance of Common Stock – Employee Stock Purchase Plan	9,493	285		28,714				28,999
Issuance of Common Stock – public offering sales, net of fees of $286,000	1,575,000	47,250		3,997,623				4,044,872
Conversion of convertible debt and interest and exercise of warrants	947,662	28,429		2,632,213				2,660,643
Issuance of Common Stock – private equity sales, net of fees of $1.110,000	5,583,334	167,500		15,515,998				15,683,498
Issuance of Retention Award Agreements	253,165	7,595	(1,632,350)	1,992,407				367,652
Net Loss					(21,967,767)			(21,967,767)

December 31, 2004	95,137,076	$2,854,112	($1,701,122)	$188,809,955	($142,971,686)	14,189	($426)	$46,990,833

The accompanying notes are an integral part of these consolidated financial statements.
F-6

Pharmos Corporation Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(21,967,767)	$(18,485,865)	$(17,069,600)
Adjustments to reconcile net loss to net
cash flow used in operating activities:
Depreciation	577,691	654,617	691,824
Interest expense convertible debentures converted
into common stock	10,555	—	—
Reversal of beneficial conversion feature	—	(786,000)	—
Provision for severance pay	208,034	120,974	75,131
Change in the value of warrants	(525,074)	1,759,184	—
Amortization of debt discount and issuance costs	3,126,954	1,431,425	312,391
Amortization of fair value of change in convertible debt	—	68,808	420,221
Option issuances - consultant compensation	578,238	56,866	63,537
Amortization of stock options issued below
fair market value	71,888	53,328	52,981
Amortization of restricted share issuance	367,652	—	—
Changes in operating assets and liabilities:
Research and development grant receivable	(856,537)	17,555	(8,733)
Prepaid expenses and other current assets	322,210	(261,029)	673,704
Severance pay funding	(197,515)	(50,947)	(68,509)
Other assets	1,643	11,694	(10,250)
Accounts payable	(543,299)	(736,999)	1,545,161
Accrued expenses	(595,787)	(1,490,381)	(2,450,469)
Accrued wages & other compensation	(355,447)	416,855	(324,909)
Other liabilities	29,412	—	10,000

Net cash used in operating activities	(19,747,149)	(17,219,915)	(16,087,520)

Cash flows from investing activities:
Purchases of fixed assets	(310,046)	(117,391)	(565,865)

Decrease (increase) in restricted cash	11,190,858	(13,840,612)	3,087,677

Net cash provided by (used in)
investing activities	10,880,812	(13,958,003)	2,521,812

Cash flows from financing activities:
Proceeds from issuance of common stock
and exercise of options and warrants, net	22,742,078	44,702,523	20,756
Proceeds from issuance of convertible debentures
and warrants, net	—	19,764,745	—
Repayment of convertible debentures, net	(14,153,852)	(3,500,000)	(2,000,000)
Fees related to refinancing convertible debt	—	—	(163,000)

Net cash provided by (used in)
financing activities	8,588,226	60,967,268	(2,142,244)

Net (decrease) increase in cash and cash equivalents	(278,111)	29,789,350	(15,707,952)
Cash and cash equivalents at beginning of year	49,292,641	19,503,291	35,211,243

Cash and cash equivalents at end of year	$49,014,530	$49,292,641	$19,503,291

Supplemental Information:
Interest paid	$560,554	$765,448	$175,165

Supplemental disclosure of non-cash financing activities:
Conversion of convertible debt and interest to equity	$2,000,000	—	$2,617,593
Non-cash fees for equity financings	—	$663,266	—

The accompanying notes are an integral part of these consolidated financial statements.
F-7

Pharmos Corporation Notes to Consolidated Financial Statements 1. The Company

Pharmos Corporation (the “Company” or “Pharmos”) is a bio-pharmaceutical company that discovers and develops new drugs to treat a range of neuro-inflammatory disorders. The Company has executive offices in Iselin, New Jersey and conducts research and development and pilot manufacturing through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2. Liquidity and Business Risks

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of December 31, 2004, the Company’s accumulated deficit was approximately $143.0 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company has funded its operations through the use of cash obtained principally from third party financing. Management believes that the current cash and cash equivalents of $49.0million as of December 31, 2004, will be sufficient to support the Company’s continuing operations beyond December 31, 2005.

The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing in the future, long-term projects will need to be scaled back or discontinued (See Note 18 for subsequent events).

3. Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pharmos Ltd. All significant intercompany balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The most significant estimates and assumptions related to asset impairments, including estimates of commitments and contingencies, and the tax valuation allowance. Actual results could differ from those estimates.

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

Pharmos Corporation Notes to Consolidated Financial Statements

The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2004 and 2003 had been converted.

	2004	2003	2002

Stock options	3,959,967	3,791,449	3,095,205
Warrants	6,915,940	7,722,997	2,334,830
Shares issuable upon exercise of convertible debt	1,207,540	5,344,768	1,373,243
Restricted stock – non vested	632,912	—	—

Total potential dilutive securities not included in
loss per share in loss per share	12,716,359	16,859,214	6,803,278

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts in 2004 and 2003.

Revenue recognition

The Company’s policy with respect to license fees is to recognize revenue when all performance obligations are completed. The Company had no product sales revenue during 2004, 2003, or 2002 and does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

Research and development costs

All research and development costs are expensed when incurred. The Company accounts for reimbursements of research and development costs as a reduction of research and development expenses as the underlying expenses are incurred.

Research and development grants receivable

As of December 31, 2004 and 2003, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

Restricted cash

In connection with the September 2003 Convertible Debenture offering, the terms of the agreement required the Company to establish an escrow account. The escrowed account is shown as Restricted Cash on the Company’s balance sheet and will be released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt beginning March 2004. The terms of the debentures further stipulates that the restricted cash can only be used to fund acquisitions upon the approval of the investors. The short-term balance represents debt repayment due within 12 months.

The Company has a lease agreement for the premises it occupies in New Jersey. The lease agreement expires in 2009. The lease agreement is secured by a letter of credit of $62,142. This amount is included restricted cash at December 31, 2004.

In addition, the Company’s subsidiary, Pharmos Ltd., has a lease agreement for the premises it occupies in Israel. The lease agreement expires in November 2006. The lease agreement is secured by a
F-9

Pharmos Corporation Notes to Consolidated Financial Statements

letter of guarantee in the amount of $169,556 based on the Israeli consumer price index. A deposit of $77,452 is included in restricted cash at December 31, 2004.

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

Severance pay

The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its Israeli employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel’s Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial profits accumulated up to the balance sheet date.

Severance expenses for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $212,339, $161,968 and $103,804, respectively.

Income taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

Pharmos Corporation Notes to Consolidated Financial Statements

settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign exchange

The Company’s foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other (expense) income. To date, such gains and losses have been insignificant.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains some of its cash balances in accounts that exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other receivables, other assets, accounts payable, accrued liabilities, and convertible debentures approximate fair value due to their short term maturities.

Equity based compensation

The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma operating results and pro forma per share disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. Options issued to non-employees are valued using the fair value methodology under SFAS No. 123.

Pharmos Corporation Notes to Consolidated Financial Statements

The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

	Year Ended December 31,
	2004	2003	2002

Net loss as reported	($ 21,967,767)	($ 18,485,865)	($ 17,069,600)
Add: Stock-based employee compensation
expense included in reported net loss	439,540	53,328	52,981
Deduct:Total stock-based employee
compensation expense determined under
fair value based method for all awards	(1,705,559)	(1,017,000)	(1,108,000)

Pro forma net loss	($ 23,233,786)	($ 19,449,537)	($ 18,124,619)

Earnings per share:
Basic – as reported	($ 0.24)	($ 0.27)	($ 0.30)
Basic – pro forma	($ 0.26)	($ 0.29)	($ 0.32)
Diluted – as reported	($ 0.24)	($ 0.27)	($ 0.30)
Diluted – pro forma	($ 0.26)	($ 0.29)	($ 0.32)

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

	2004	2003	2002

Risk-free interest rate	2.89 - 3.69%	2.37 – 2.88%	2.63 – 4.39%
Expected lives (in years)	5	5	1 - 5
Dividend yield	0%	0%	0%
Expected volatility	88 - 89%	75%	75%

Reclassifications

Certain amounts for 2003 and 2002 have been reclassified to conform to the fiscal 2004 presentation. Such reclassifications did not have an impact on the Company’s financial position or results of operations. During 2004, the Company reclassified on its balance sheet the presentation of the severance pay for Pharmos Ltd.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”). SFAS 153 amends Accounting Policy Board (“APB”) Opinion No. 29 (“APB 29”), Accounting for Nonmonetary Transactions, which requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged, but which includes certain exceptions to that principle. SFAS 153 eliminates the exception from APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and establishes standards for the accounting for

Pharmos Corporation Notes to Consolidated Financial Statements

transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and is effective as of the beginning of the first reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. The fair value based method of SFAS 123 is similar in most respects to the fair value based method under SFAS 123R, although the election of certain methods within the applicable transition rules of SFAS 123R may affect the impact on our consolidated financial positions or results of operations. For an approximate impact on the 2004 results, please refer to the equity based compensation section discussed above.

In December 2004, the EITF issued EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The adoption of this statement did not impact the Company’s financial statement presentation.

In March 2004, the Emerging Issues Task Force issued EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement does not have an impact to the Company’s financial statement presentation.

In December 2004, the Financial Accounting Standards Board issued a FASB Staff Position (“FSP”) that provides accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. The FSP may affect how a company accounts for deferred income taxes. The FSP is effective December 31, 2004. The Company believes that the adoption of this statement will not have a material impact on its financial position.

4. Bausch & Lomb Collaborative Agreement

Pharmos sold to Bausch & Lomb all of its rights in the U.S. and Europe to manufacture and market Lotemax® and Alrex® and Zylet, the third loteprednol etabonate-based product, which was submitted to the FDA for marketing approval in September 2003. In December 2004, Bausch & Lomb received approval from the FDA of its New Drug Application for Zylet as an ophthalmic anti-inflammatory/antibiotic combination product.

During January 2005, an amended agreement was signed in regard to Zylet and the Company received gross proceeds of approximately $12.2 million from Bausch & Lomb. Additionally, the Company may receive a milestone payment of up to $10 million if actual sales during the first two years following Bausch & Lomb’s commercialization exceed agreed-upon forecasted amounts. Pharmos agreed to pay up to $3.75 million of Bausch & Lomb’s costs of developing Zylet, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, another $1.57 million was paid to Bausch & Lomb. As of December 31, 2004 and 2003, Pharmos owed an additional $1.56 million as its share of these research and development related Zylet expenses, which is included in accounts payable and represents the final amount Pharmos owes Bausch & Lomb for their project development under the terms of the agreement. This amount was paid to Bausch & Lomb in January 2005.

Pharmos paid Dr. Nicholas Bodor, the loteprednol etabonate patent owner and licensor, who is also a former director of and consultant to Pharmos, a total of approximately $2.7 million from the initial
F-13

Pharmos Corporation Notes to Consolidated Financial Statements

proceeds of the sale of Lotemax® and Alrex® in return for his consent to Pharmos’ assignment of its rights under the license agreement to Bausch & Lomb ($1.5 million paid at closing and $1.2 million paid in October 2002). During January 2005, the Company paid Dr. Bodor approximately $1.3 million per the agreement with respect to Zylet. Pharmos owes Dr. Bodor an additional 14.3% of any payments the Company may receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S.

5. Fixed Assets

Fixed assets consist of the following:

	December 31,

	2004	2003

Laboratory, pilot plant and other equipment	$2,924,478	$2,961,815
Leasehold improvements	806,454	733,325
Office furniture and fixtures	342,129	314,141
Computer equipment	1,231,666	1,120,485
Vehicles	86,567	88,231

	5,391,294	5,217,997
Less - Accumulated depreciation	(4,403,843)	(3,962,901)

Total Fixed Assets	$987,451	$1,255,096

Depreciation of fixed assets was $577,691, $654,617 and $691,824 in 2004, 2003 and 2002, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	December 31,

	2004	2003

Accrued expenses, other	$661,045	$419,022
Research & development cost relating to TBI project	494,368	1,332,178

Total accrued expenses	$1,155,413	$1,751,200

7. Grants for Research and Development

During 2004, 2003 and 2002, gross research and development costs amounted to $16,335,334, $14,928,778 and $15,093,722, respectively.

The Company has entered into agreements with the State of Israel, which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $3,446,677, $3,295,819 and $2,755,884 during 2004, 2003 and 2002, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of the technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 3% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds up to the amount received and interest.

As of December 31, 2004, the total amounts received under such grants amounted to $13,408,461. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $11,706,686, exclusive of interest, based on grants received through December 31, 2004.

Pharmos Corporation Notes to Consolidated Financial Statements

The Company signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits which consortium is operated by the Office of the Chief Scientist of Israel. Under such agreements the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. As of December 31, 2004, the Company received cumulative grants totaling $1,659,549 for this program which was completed and closed.

The Company signed an agreement with Consortium Magnet to develop a supply of water-soluble prodrugs of lipophilic compounds that improve their bioavailability and biopharmaceutical properties. Under such agreement the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. As of December 31, 2004, the Company received cumulative grants totaling $124,527 for this program.

8. Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million will be available to fund acquisitions upon the approval of the investors. The convertible debentures are convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bear an interest rate of 4%, will be redeemed in 13 substantially equal monthly increments beginning March 31, 2004. In general, amounts converted into shares of Pharmos common stock will reduce the monthly redemption amount proportionately. The $16.0 million earmarked for acquisition activity will be held in escrow until used or repaid. As of February 28, 2005, the remaining balance of the escrow account associated with the principal payment is $1,615,385. In connection with the financing, the Company also issued 5,514,705 three-year warrants (including 514,705 placement agent warrants) to purchase 5,514,705 shares of common stock at an exercise price of $2.04 per share. Total issuance costs related to the financing were approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants. The issuance costs allocated to the warrants were recorded as a reduction to additional paid in capital. The placement agent warrants were capitalized and are being amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $19.34 million in net proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount of approximately $3.5 million as a direct reduction to the face amount of the debt in accordance with APB 21. The discount will accrete over the life of the outstanding debentures. Total accretion of the debt discount from inception through December 31, 2004 was $3,203,433. The issuance costs allocated to the convertible debentures of approximately $1.4 million are being deferred and amortized to interest expense over the life of the debt. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into 497,662 shares of common stock. In conjunction with this conversion, the relating unamortized debt discount and issuance costs totaling $267,912 was reclassified to additional paid in capital. As of December 31, 2004, approximately $16.2 million has been either repaid or converted into common stock of the Company. As of December 31, 2004, 1,757,000 of the total warrants issued were exercised totaling approximately $3,584,280. During 2004, 450,000 warrants were exercised totaling $918,000.

Pharmos Corporation Notes to Consolidated Financial Statements

As of December 31, 2004, the Convertible Debenture repayment schedule was as follows:

2005

Principal	$4,846,154
Applicable
Discount:	(80,614)

Total, net	$4,765,540

The financing also addressed a possible concern Nasdaq raised informally relating to a violation of one of Nasdaq’s corporate governance rules. Specifically, Nasdaq expressed a concern that the May 2003 private placement, when aggregated with Pharmos’ March 2003 registered private placement, would have resulted in the possible issuance of more than 20% of Pharmos’ outstanding securities at a price less than the applicable fair market value for such shares. Completion of the $21.0 million convertible debt financing had the effect of resolving any such Nasdaq concerns.

If after the effective date, November 4, 2003, the closing price of the Company’s common stock for ten out of any twenty consecutive trading days exceeds $5.50, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the original issue date, the Company may on one occasion, within three trading days of any such period, deliver notice to the holder to cause the holder to immediately convert all or part of up to 50% of the original aggregate principal amount of the debenture. If the Company elects to exercise its right to a $5.50 forced conversion, it shall exercise such right ratably among all holders of debentures. In addition, if after the effective date, November 4, 2003, the closing price of the Company’s common stock for ten out of any twenty consecutive trading days exceeds $6.50, the Company may deliver notice to the holder to immediately convert all or part of up to the remaining 50% of the original aggregate principal amount of the debentures.

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

Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, required the Company to compute the Beneficial Conversion Feature (“BCF”) of the convertible debt from the private placement of September 2000. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF in 2000 was computed at approximately $1.8 million, all of which was amortized and included as interest

Pharmos Corporation Notes to Consolidated Financial Statements

expense in the year ending December 31, 2000. Two of the eight investors of the March 2003 private placement were also holders of the remaining $3.5 million September 2000 Convertible Debenture offering, which was ultimately redeemed for approximately $4.0 million, which includes accrued interest. The September 2000 Convertible Debenture holders chose not to convert the existing debt to common equity. Instead, the September 2000 Convertible Debenture holders opted to be repaid early and participate in a new round of financing. For the two investors, the sale of the common stock and warrants reduced the conversion price of the outstanding debt, which resulted in an additional BCF charge of approximately $2.7 million during the first quarter ending March 31, 2003. The total related BCF charge since inception of the debt of $3.5 million was redeemed in the first quarter of 2003 as a result of the debt being repaid. The impact of the reversal of the total BCF charge since inception of the debt resulted in a net credit of $786,000 recorded as interest income during the first quarter ending March 31, 2003. This accounting treatment is in accordance with EITF 00-27.

9. Stockholders Equity Stock Transactions

2004 Transactions

The Company issued 953,159 shares of its common stock with gross proceeds of $1,720,826 from the exercise of options and warrants by employees, former employees, board of directors and consultants. During 2004, the Company incurred non-cash charges of approximately $133,000, excluding those provided to the former CFO, in return for consulting services associated with former employees and certain other consultants.

During, 2004, the Company issued 9,493 shares of common stock with gross proceeds of $28,999 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan. All full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 500,000 shares. As of December 31, 2004, there were 437,204 shares remaining for issuance under the 2001 Plan.

As of December 31, 2004, the Company had reserved 1,207,540 common shares for the possible conversion of the convertible debentures (including interest) issued in September 2003, 4,592,879 for outstanding stock options and 6,915,940 for outstanding warrants.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 379,747 restricted stock units to Dr. Aviv and $200,000 cash and 253,165 shares of restricted stock to Dr. Riesenfeld (the Awards). One half of the Awards shall vest or are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The fair value of the restricted stock awards was based on the fair value of the underlying stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, will be expensed pro rata over the vesting periods. During 2004, the Company recorded an expense of approximately $460,000 in connection with the Awards. Per the Awards, only Dr. Riesenfeld was issued shares of restricted stock. Dr. Aviv received restricted stock units and will be issued shares of stock when vested.

Pharmos Corporation Notes to Consolidated Financial Statements

On August 20, 2004, the Company completed a private placement to sell common shares to six investors, generating total gross proceeds of $16.75 million. An aggregate of 5,583,334 shares of common stock were issued utilizing a shelf registration of Pharmos’ securities declared effective by the Securities and Exchange Commission in December 2003 and was priced at $3.00 per share. Issuance costs of approximately $1,067,000 were recorded as a reduction of additional paid in capital.

In June 2004, the shareholders of the Company approved the increase in the number of authorized shares of the Company’s Common Stock to 150,000,000 from 110,000,000.

In May 2004, the Company’s Chief Financial Officer resigned and became a non-paid consultant through the end of the year. In accordance with the incentive option plan, all terminated employees who are extended a consulting contract may continue to vest their options. Since the former chief financial officer became a consultant on a prospective basis, the options outstanding on the date of termination are marked to market each quarter until the options vest. The Company recorded the value of the services being received based on the fair market value of the options using the Black Scholes option-pricing model. The fair value of these options has been estimated based on the following assumptions: volatility of 89%, risk free rate of 2.82% - 3.69%, and a zero dividend yield. For the year ended December 31, 2004, the Company recorded general and administrative expenses of approximately $445,000 in conjunction with these options.

In January 2004, the underwriters of the December 2003 public offering exercised their over-allotment option in full to purchase an aggregate of 1,575,000 shares of Pharmos’ common stock at a purchase price of $2.75 per share, less the underwriting discount. Total net proceeds from the offering, including $4.04 million from the exercise of the over-allotment option, were approximately $31.0 million.

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

On May 30, 2003, the Company completed a private placement to sell common shares and warrants to ten investors, generating total gross proceeds of $8.0 million. The Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock by the investors. The private placement offering was completed by issuing 9,411,765 shares of common stock at a price of $0.85 per share (representing an approximate 20% discount to a ten-day trailing average of the closing price of the stock ending May 28, 2003) and 3,264,706 warrants at an exercise price of $1.40 per share, which includes 441,177 placement agent warrants. Issuance costs of approximately $525,000 in cash and $240,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. The Company calculated the value of the warrants, including the placement agent warrants, being approximately $1,773,000 under the Black-Scholes option pricing method (assumption: volatility 75%, risk free rate 3.15% and zero dividend yield). As of December 31, 2004, warrant holders have exercised 1,947,059 warrants totaling approximately $2,726,000. During 2004, 247,058 warrants were exercised totaling approximately $345,881.

On March 4, 2003, the Company completed a private placement to sell common shares and warrants to eight investors, generating total gross proceeds of $4.3 million under a shelf registration. The private

Pharmos Corporation Notes to Consolidated Financial Statements

placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share (the fair market value on March 4, 2003) and 1,141,182 warrants at an exercise price of $1.25 per share, which includes 129,412 placement agent warrants. Issuance costs of approximately $127,000 in cash and $45,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. As of December 31, 2004, warrant holders have exercised 823,533 warrants totaling approximately $1,029,000. There were no warrants exercised in 2004.

According to EITF 00-19, the warrants issued in March 2003 meet the requirements of and will be accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration and has a value of $297,955 at December 31, 2004. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. Since issuance, a total of $936,156 was recorded as a credit to additional paid-in-capital as result of exercises totaling approximately $1.3 million and the recording of the initial value of the warrants of approximately $394,000.

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

On October 23, 2002, the Board of Directors of the Company approved a stockholder rights plan as set forth in the Rights Agreement, dated as of October 23, 2002, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Under the Rights Agreement, each common stockholder of record as of the close of business on November 6, 2002, received a dividend of one right for each share of common stock held. Each right entitled the holder to purchase from the Company one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $15.00. The plan is designed to impose a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our board. The stockholder rights are triggered either ten days after a third party announces its acquisition of 15% or more of the Company’s common stock or ten business days after someone starts a tender offer to acquire such amount of shares. At that time, all stockholders, other than the person who acquired the block or started the tender offer, will have the right for 60 days, upon payment of $15, to purchase $30 worth of common stock of the Company, in substitution for the new preferred stock authorized by the stockholder rights plan, at the time current market price. As a result, the stockholders of the Company will be able to purchase a large number of shares at a discount, significantly diluting the interest of the acquiring person and making it significantly more expensive for that person to acquire control of the Company.

Pharmos Corporation Notes to Consolidated Financial Statements 10. Warrants

Some of the warrants issued in connection with various equity financing and related transactions contain anti-dilution provisions requiring adjustment. The following table summarizes the common shares issuable upon exercise of warrants outstanding at December 31, 2004 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

	Under Warrants	Weighted Average Exercise Price

Warrants Outstanding at 12/31/01	2,297,277	$2.99
Granted	47,553	$1.71
Cancelled	(10,000)	$1.59

Warrants Outstanding at 12/31/02	2,334,830	$2.97

Granted	9,920,593	$1.74
Exercised	(3,831,533)	$1.59
Cancelled	(700,893)	$2.49

Warrants Outstanding at 12/31/03	7,722,997	$2.12

Exercised	(807,057)	$1.78

Warrants Outstanding at 12/31/04	6,915,940	$2.07

Warrants exercisable at 12/31/04	6,915,940	$2.07

Warrants exercisable at 12/31/03	7,722,997	$2.12

Warrants exercisable at 12/31/02	2,334,830	$2.97

Expiration	Common Shares
Date	Issuable Upon Exercise

2005	909,385
2006	3,757,705
2007	760,150
2008	1,488,700

Total	6,915,940

As of December 31, 2004 and 2003, the price per share of the warrants with anti-dilutive provisions was $4.53 and $4.95, respectively. The 379,856 anti-dilutive warrants expire in September 2005.
F-20

Pharmos Corporation Notes to Consolidated Financial Statements 11. Stock Option Plans

The Company’s shareholders have approved incentive stock option plans for officers and employees. The Company’s shareholders have approved nonqualified stock options for key employees, directors and certain non-employee consultants. Options granted are generally exercisable over a specified period, not less than one year from the date of grant, generally expire ten years from the date of grant and vest evenly over four years.

A summary of the various established stock options plans are as follows:

1992 Plan.  The maximum number of shares of the Company’s Common Stock available for issuance under the 1992 Plan was 750,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. As of December 31, 2004, there were 60,833 options outstanding to purchase the Company’s Common Stock under this plan. Each option granted which is outstanding under the 1992 plan as of December 31, 2004 expires on October 31, 2005.

1997 Plan and 2000 Plan. The 1997 Plan was and the 2000 Plan is administered by a committee appointed by the Board of Directors (the “Compensation Committee”). The Compensation Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations.

The maximum number of shares of Common Stock available for issuance under the 1997 Plan was 1,500,000 shares, as amended, and under the 2000 Plan is 6,000,000 shares, as amended. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan and the 2000 Plan that expire or terminate will again be available for options to be issued under each Plan.

All stock option grants during 2004 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan.
F-21

Pharmos Corporation Notes to Consolidated Financial Statements

The following table summarizes activity in approved stock options approved by the Company’s Board of Directors:

	Under Option	Weighted Average Exercise Price

Options Outstanding at 12/31/01	2,448,280	$2.61
Granted	872,000	$1.87
Cancelled	(228,825)	$2.89

Options Outstanding at 12/31/02	3,091,455	$2.38

Granted	967,500	$1.00
Exercised	(161,312)	$1.36
Cancelled	(106,194)	$2.35

Options Outstanding at 12/31/03	3,791,449	$2.07

Granted	1,387,075	$4.02
Exercised	(856,349)	$1.84
Cancelled	(362,208)	$2.87

Options Outstanding at 12/31/04	3,959,967	$2.73

Options exercisable at 12/31/04	2,099,118	$2.53

Options exercisable at 12/31/03	2,050,875	$2.51

Options exercisable at 12/31/02	1,532,655	$2.47

Additional information with respect to the outstanding stock options as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.79 - $1.88	1,230,526	5.6 years	$1.25	648,446	$1.34
$1.90 - $2.50	604,166	4.5 years	$1.99	416,873	$2.01
$2.78 - $4.24	2,125,275	8.0 years	$3.79	1,033,799	$3.47

	3,959,967	7.0 years	$2.73	2,099,118	$2.53
F-22

Pharmos Corporation Notes to Consolidated Financial Statements

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans.

During 2001, the Company issued 453,500 incentive stock options and 100,000 non-qualified stock options to employees and directors at an exercise price of $1.88 per share. The exercise price of $1.88 was representative of the average price during the month the options were granted, but was below the closing market price on the date of the grant. Accordingly, the Company recorded an initial compensation expense of $34,594 and deferred compensation expense of $207,563 to reflect the difference between the exercise price and the closing market price on the date of the grant. The deferred compensation expense is being amortized over the four-year vesting period. Total compensation expense was $53,328, $53,328, and $52,981 for the years ending 2004, 2003, and 2002, respectively.

During 2004, the Company issued 70,000 incentive stock options and 30,000 non-qualified stock options to two employees at an exercise price of $3.50 per share. The exercise price of $3.50 was the price of the stock on December 31, 2003 but was below the closing market price on the date of the grant. Accordingly, the Company recorded a deferred compensation expense of $74,000 to reflect the difference between the exercise price and the closing market price on the date of the grant. The deferred compensation expense is being amortized over the four-year vesting period. Total compensation expense during 2004 was $18,560.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, President and Chief Operating Officer. The Company granted retention awards of 379,747 restricted stock units to Dr. Aviv and 253,165 shares of restricted stock to Dr. Riesenfeld (the Awards). One half of the Awards shall vest or are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The Awards of restricted stock are not included in the above stock option table.

Fair value of options:

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002

Risk-interest rates	3.07 – 3.69%	2.37-2.88	2.63 – 4.39%
Expected lives (in years)	5	5	1 - 5
Dividend yield	0%	0%	0%
Expected volatility	88 - 89%	89	75%

12. Related Parties

The Company’s Pharmos Ltd. subsidiary renewed a License Agreement with Herbamed, Ltd., a company controlled by the Company’s Chairman and Chief Executive Officer. The License Agreement licenses to Herbamed the Company’s patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 6% on net sales of up to $20 million, 5% on net sales between $20 million and $50 million and 4% on net sales in excess of $50 million. During 2004, 2003 and 2002, the Company recognized other income of $9,008, $4,355 and $0, respectively, per the licensing agreement with Herbamed.

Pharmos Corporation Notes to Consolidated Financial Statements 13. Income Taxes

For 2004, 2003 and 2002, the Company has not recorded a tax benefit on the operating losses generated by U.S and Israeli operations. After an assessment of all available evidence, including historical and forecasted operating results, management has concluded that realization of the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax assets could not be considered more likely than not. Based on this assessment, the Company has increased the valuation allowance established on deferred tax assets by approximately $8,080,000, $4,711,000, and $ 7,351,000 in 2004, 2003 and 2002, respectively.

During 2004, 2003 and 2002, the Company sold a portion of its accumulated New Jersey NOLs to a third party under New Jersey’s Technology Business Tax Certificate Transfer program. Accordingly, tax benefits of $444,774, $227,798 and $215,223, respectively, were recognized from the sales.

For 2004, 2003 and 2002, the Company’s recorded tax benefit differs from the benefit calculated by applying the statutory U.S. federal income tax rate due to the valuation allowances established on deferred tax assets in those periods, offset by the aforementioned tax benefits from the sale of New Jersey NOLs.

At December 31, 2004 and 2003, the Company’s deferred tax assets are comprised of the following:

	2004	2003

Domestic NOLs	$43,350,000	$35,570,000
Israeli NOLs	914,000	967,000
Research and Development Credit Carryforwards	2,940,000	1,734,000
Deferred Research and Development Costs	216,000	954,000
Accrued expenses and other	325,000	440,000

Net Deferred Tax Assets	47,745,000	39,665,000
Valuation Allowance	(47,745,000)	(39,665,000)

	$—	$—

At December 31, 2004 the Company had net operating losses of approximately $121 million, $39 million and $3 million for U.S., New Jersey and Israel, respectively, tax return purposes. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U. S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2006 and through 2024.

14. Commitments and Contingencies

Leases

The Company leases research and office facilities in Israel and New Jersey. The facilities in Israel are used in the operation of the Company’s research and development activities.

All of the leases described above call for base rentals, payment of certain building maintenance costs (where applicable) and future increases based on the consumer price indices.
F-24

Pharmos Corporation Notes to Consolidated Financial Statements

At December 31, 2004, the future gross minimum lease commitments with respect to non-cancelable operating leases (including office and equipment leases) with initial terms in excess of one year are as follows:

Lease Commitments

2005	$651,997
2006	621,867
2007	242,502
2008	216,467
2009	216,467

$1,949,300

Rent expense during 2004, 2003 and 2002 amounted to $556,308, $501,665, and $467,879, respectively. In 2004, 2003 and 2002, rent expense is net of sublease income of $97,630, $97,630 and $81,358, respectively. The sublease agreement expires on March 31, 2007 and is at an annual rate of $97,630.

Clinical service fees

The Company has certain professional clinical service fees relating to the Phase III clinical study for dexanabinol for traumatic brain injury. Upon the completion of certain agreed upon milestones, additional fees will be paid. The maximum amount that could be paid is approximately $11.1 million and is not committed beyond 2004. Through December 31, 2004, the Company has recorded $11.0 million as an expense. During 2004, 2003 and 2002, the Company recorded expenses of $2.0 million, $4.2 million and $2.5 million, respectively.

Consulting contracts and employment agreements

In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

Dividend restrictions

Dividends may be paid by the Company’s subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 2004, 2003 or 2002.

Litigation

The Company and three current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 9, 2003 through and including December 20, 2004 (the “Class Period”). The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period regarding the effectiveness of dexanabinol in treating TBI which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. Pharmos believes the complaints are without merit and intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

Pharmos Corporation Notes to Consolidated Financial Statements

In addition, a purported shareholder of Pharmos common stock has commenced a derivative action against certain officers and directors of Pharmos. This lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey. It alleges, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other State law violations. The Complaint seeks unspecified damages. Pharmos believes that the derivative action is without merit, and intends to take all appropriate action in respect of the derivative action.

15. Employee Benefit Plans

The Company has a 401-K defined contribution profit-sharing plan covering its’ U.S. employees. Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $58,926, $51,893, and $45,296 in 2004, 2003 and 2002, respectively.

Pharmos Ltd. participates in various contribution severance plans and makes regular deposits with pension funds or insurance companies to allow some severance rights to most of its employees. The custody and management of the amounts so deposited are independent of the Company. The Company is required by Israeli labor laws to pay upon dismissal or retirement each employee one month of salary for each year of service. The Company generally funds this liability by purchasing insurance policies directly in the name of each employee.

16. Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company’s administration operations are maintained in the United States. The Company’s chief operating decision makers use measurements aggregated at the entity-wide level to manage the business. Reflected in the numbers below are intercompany billings from Israel to the United States for research and development activity.

Geographic information for the years ending December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Net loss
United States	$(21,545,126)	$(17,943,150)	$(16,514,635)
Israel	(422,641)	(542,715)	(545,965)

	$(21,967,767)	$(18,485,865)	$(17,069,600)

Total assets
United States	$53,352,426	$66,203,358	$20,656,322
Israel	4,312,416	3,419,124	4,593,824

	$57,664,842	$69,622,482	$25,250,146

Long lived assets, net
United States	$156,750	$160,033	$265,017
Israel	1,661,573	1,730,063	2,123,052

	$1,818,323	$1,890,096	$2,388,069

Capital expenditures, net
United States	$124,860	$32,396	$155,467
Israel	185,186	84,995	410,398

	$310,046	$117,391	$565,865

Pharmos Corporation Notes to Consolidated Financial Statements 17. Quarterly Information (Unaudited)

Year ended December 31, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating Expenses[1,2]	$4,488,435	$4,359,918	$5,661,913	$5,369,885
Loss from Operations	(4,488,435)	(4,359,918)	(5,661,913)	(5,369,885)
Other (Expense) Gain, net[4,5]	(1,452,366)	(925,383)	(280,996)	126,355
Net loss[6]	$(5,940,801)	$(5,285,301)	$(5,942,909)	$(4,798,756)
Net loss
per share - basic & diluted*	$(.07)	$(.06)	$(.07)	$(.05)

*The addition of earnings per share by quarter may not equal total earnings per share for the year.

Year ended December 31, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating Expenses[2]	$5,063,580	$3,238,173	$3,695,117	$4,037,276
Loss from Operations	(5,063,580)	(3,238,173)	(3,695,117)	(4,037,276)
Other Income (Expense), net[3,4,5]	564,375	(1,075,946)	(493,899)	(1,674,047)
Net loss[6]	$(4,499,205)	$(4,314,119)	$(4,189,016)	$(5,483,525)
Net loss
per share - basic & diluted*	$(.08)	$(.07)	$(.06)	$(.07)

[1]	Includes a non cash option and retention award expense of approximately $ 945,652.

[2]	Fluctuations within operating expenses is primarily related to expenses with the clinical trials and the timing of the receipt of grants.

[3]	Other Income (Expense), net and the Net Loss for the first quarter of 2003 include a BCF reversal of $786,000.

[4]	Interest expense includes accretion of debt discount and the amortization of debt issuance costs associated with the $21 million September 2003 Convertible Debentures.

[5]	Includes the derivative gain of $525,074 in 2004 and a loss of $1,759,183 in 2003.

[6]	Includes the selling of the NJ Net Operating Loss in Q4 2004 and Q4 2003 of $444,744 and $227,798, respectively.

*The addition of earnings per share by quarter may not equal total earnings per share for the year. 18. Subsequent events

During January 2005, the Company signed an amendment to its asset purchase agreement with Bausch & Lomb and received a net milestone payment, after expenses and other contractual obligations, of approximately $9.1 million. The milestone payment was triggered by Bausch & Lomb’s commercial launch of Zylet which was approved for marketing by the FDA on December 15, 2004.

The Company and three current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of the Company’s common stock during the period from May 5, 2003 through and including December 17, 2004 (the “Class Period”). The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period regarding the effectiveness of dexanabinol in treating TBI which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. Management, based on the advice of counsel, believes the complaints are without merit and intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

Pharmos Corporation Notes to Consolidated Financial Statements

In addition, a purported shareholder of Pharmos common stock has commenced a derivative action against certain officers and directors of Pharmos. This lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey. It alleges, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other State law violations. The Complaint seeks unspecified damages. Management, based on the advise of counsel, believes that the derivative action is without merit, and intends to take all appropriate action in respect of the derivative action.

