Form 10-Q
period 2005-03-31
PHARMOS CORP
filed 2005-05-04
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11550

Pharmos Corporation
(Exact name of registrant as specified in its charter)

Nevada	36-3207413
(State or other jurisdiction of incorporation or organization)	(IRS Employer Id. No.)

99 Wood Avenue South, Suite 311 Iselin, NJ 08830
(Address of principal executive offices)

Registrant’s telephone number, including area code: (732) 452-9556

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐.

As of May 4, 2005 the Registrant had outstanding 95,137,076 shares of its $.03 par value Common Stock.

Part I.   Financial Information
Item 1   Financial Statements

Pharmos Corporation (Unaudited)
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

Assets
Cash and cash equivalents	$54,323,340	$49,014,530
Restricted cash	—	4,846,155
Research and development grants receivable	565,680	1,537,782
Debt issuance costs	—	45,648
Prepaid expenses and other current assets	1,058,269	262,810

Total current assets	55,947,289	55,706,925

Fixed assets, net	895,029	987,451
Restricted cash	140,181	139,594
Severance pay funded	833,730	811,926
Other assets	18,946	18,946

Total assets	$57,835,175	$57,664,842

Liabilities and Shareholders’ Equity
Accounts payable	$961,852	$2,462,162
Accrued expenses	671,637	1,155,413
Warrant liability	67,024	297,955
Accrued wages and other compensation	920,859	756,488
Convertible debentures, net	—	4,765,540

Total current liabilities	2,621,372	9,437,558

Other liability	61,471	39,412
Severance pay	1,189,037	1,197,039

Total liabilities	3,871,880	10,674,009

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.03 par value; 150,000,000 shares authorized, 95,137,076 and 95,137,076 issued, in 2005 and 2004, respectively.	2,854,112	2,854,112
Deferred compensation	(1,407,431)	(1,701,122)
Paid in capital	188,811,199	188,809,955
Accumulated deficit	(136,294,159)	(142,971,686)
Treasury stock, at cost, 14,189 shares in 2005 and 2004, respectively	(426)	(426)

Total shareholders’ equity	53,963,295	46,990,833

Total liabilities and shareholders’ equity	$57,835,175	$57,664,842

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation (Unaudited) Consolidated Statements of Operations

	Three Months Ended March 31,

	2005	2004

Expenses
Research and development, gross	$2,504,639	$4,117,186
Grants	(19,576)	(816,256)

Research and development, net of grants	2,485,063	3,300,930
(exclusive of depreciation and amortization shown separately below)
General and administrative	1,794,711	1,037,711
(exclusive of depreciation and amortization shown separately below)
Depreciation and amortization	114,925	149,794

Total operating expenses	4,394,699	4,488,435

Loss from operations	(4,394,699)	(4,488,435)

Other income (expense)
Bausch & Lomb milestone payment, net	10,725,688	—
Interest income	269,496	163,947
Interest expense	(160,546)	(1,443,939)
Derivative gain (loss)	230,931	(167,083)
Other income (expense), net	6,657	(5,291)

Other income (expense), net	11,072,226	(1,452,366)

Net income (loss)	$6,677,527	$(5,940,801)

Net income (loss) per share
- basic	$.07	$(.07)

- diluted	$.07	$(.07)

Weighted average shares outstanding
- basic	94,972,887	87,522,955

- diluted	95,703,064	87,522,955

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation (Unaudited) Consolidated Statements of Cash Flows

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities
Net income (loss)	$6,677,527	$(5,940,801)
Adjustments to reconcile net income (loss) loss to net
Cash used in operating activities:
Depreciation and amortization	114,925	149,794
Interest expense on convertible debentures converted into common stock	—	10,555
Provision for severance pay	(8,002)	3,235
Change in the value of warrants	(230,931)	167,083
Amortization of debt discount and issuance costs	126,256	1,239,639
Amortization of stock options issuances below fair market value	17,952	18,032
Option expense – consultant compensation	1,244	8,823
Amortization of restricted shares issuance	275,739	—
Income from Bausch & Lomb milestone payment, net	(10,725,688)
Changes in operating assets and liabilities:
Research and development grants receivable	972,102	(537,279)
Prepaid expenses and other current assets	(795,459)	114,208
Severance pay funding	(21,804)	8,503
Other assets	—	1,643
Accounts payable	(1,500,310)	(785,816)
Accrued expenses	(483,776)	108,634
Accrued wages and other compensation	164,371	(503,027)
Other liabilities	22,059	—

Net cash used in operating activities	(5,393,795)	(5,936,774)

Cash flows from investing activities
Purchases of fixed assets	(22,503)	(52,953)
Proceeds from Bausch & Lomb milestone payment	12,275,000	—
Royalty payment and grant reimbursement related to Bausch & Lomb milestone payment	(1,549,312)	—
Decrease in restricted cash	4,845,568	26,232

Net cash provided by (used in) investing activities	15,548,753	(26,721)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of options and warrants, net of issuance costs	—	4,566,673
Repayment of convertible debentures	(4,846,148)	(1,384,616)

Net cash (used in) provided by financing activities	(4,846,148)	3,182,057

Net increase (decrease) in cash and cash equivalents	5,308,810	(2,781,438)

Cash and cash equivalents at beginning of year	49,014,530	49,292,641

Cash and cash equivalents at end of period	$54,323,340	$46,511,203

Supplemental information:
Interest paid	$32,308	$192,111
Supplemental disclosure of non-cash financing activities:
Conversion of convertible debt	$—	$2,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results and cash flows for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

1. The Company

Pharmos Corporation (the Company or Pharmos) is a bio-pharmaceutical company that discovers and develops novel therapeutics to treat central nervous system (CNS) and systemic disorders including pain, inflammation and auto-immune diseases. The Company has a portfolio of drug candidates in clinical trials and under development, as well as discovery, preclinical and clinical capabilities. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2. Liquidity and Business Risks

The Company incurred operating losses since its inception through the year ended December 31, 2000 and was not profitable in 2002, 2003, or 2004. During the first quarter of 2005, the Company showed other income of $10.7 million as a result of the receipt of a non-recurring milestone payment from Bausch & Lomb (B&L) related to the FDA approval of Zylet™.  During 2001, the Company recorded other income due to the non-recurring sale of its ophthalmic product line. At March 31, 2005, the Company has an accumulated deficit of $136.3 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash and cash equivalents, of $54.3 million, as of March 31, 2005, will be sufficient to support the Company’s continuing operations beyond March 31, 2006.

The Company is continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.  Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

3. Significant Accounting Policies

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period presentation for comparative purposes.

Research and development grants receivable

As of March 31, 2005 and December 31, 2004, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

Restricted cash

In connection with the September 2003 Convertible Debenture offering, the terms of the agreement required the Company to establish an escrow account. The escrow account is shown as Restricted Cash on the Company’s balance sheet and had been released to the Company generally in proportion to the amount of Convertible Debentures converted into common shares or in connection with the repayment of the debt that began in March 2004. The short-term balance represents debt repayment due within 12 months. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into shares of common stock. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. The Company repaid the debenture holders approximately $4.8 million from its  escrow account during the three months ended March 31, 2005.

At March 31, 2005, the Company had repaid the full amount of the September 2003 Convertible Debentures. The remaining restricted cash represents deposits held for or by landlords.

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

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2005 and has net operating losses from previous years.  The Company has created a 100% valuation allowance against the deferred tax asset.

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

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.  The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

	Three months ended March 31,

	2005	2004

Net income (loss) as reported	$6,677,527	$(5,940,801)
Add: Stock-based employee compensation expense included in reported net income (loss)	293,691	18,032
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(626,875)	(353,102)

Pro forma net income (loss)	$6,344,343)	$(6,275,871)

Earnings per share:

Basic - as reported	$.07	$(.07)
Diluted - as reported	$.07	$(.07)
Basic - pro forma	$.07	$(.07)
Diluted – pro forma	$.07	$(.07)

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

	Three months ended, March 31

	2005	2004

Risk-free interest rate	3.71%	3.07 – 3.36%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	99%	88%

New Accounting Pronouncement

As of April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that for public companies delays the effective date of FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), giving companies more time to develop their implementation strategies. Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged.  Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The effect of the new rule for the Company is a six-month deferral of the new standard.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

4. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock issued and outstanding. For the period ending March 31, 2004, common stock equivalents have been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, a limited number of the stock options or warrants as of March 31, 2005 were “in the money” and have been included in the calculation of diluted net earnings per share. The basis for the shares used in determining the diluted shares include in the calculation of diluted income per share for March 31, 2005 is illustrated below.

	March 31, 2005	March 31, 2004

Weighted average shares outstanding -basic	94,869,722	87,522,955

Restricted stock – non-vested	632,912	—

Weighted average of options that are “in the money”	97,265	—

Weighted average shares outstanding -diluted	95,599,899	87,522,955

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2005 and 2004 had been converted.

	2005	2004

Stock options	4,968,479	4,801,487
Warrants	6,889,690	7,485,234
Shares issuable upon exercise of convertible debt	—	4,360,243
Restricted stock – non vested	632,912	—

Total potential dilutive securities not included in income (loss) per share	12,491,081	16,646,964

5. Collaborative Agreements

In October 2001, the Company sold its ophthalmic product line to Bausch & Lomb. Future payments were subject to certain milestones related to product approvals by the FDA and the royalties on the sales of these products.

At the time of the sale in 2001, Pharmos received gross proceeds of approximately $25 million in cash. In January 2005, Pharmos received additional gross proceeds of approximately $12.275 million from Bausch & Lomb in connection with their successful commercial launch of the Zylet™ product.  The net proceeds to Pharmos from this payment were approximately $9.2 million, after making the payments to Bausch & Lomb, Dr. Nicholas Bodor and the Israel-U.S. Binational Industrial Research and Development Foundation as described below.  In addition, Pharmos may receive a royalty payment of up to $10 million if actual Zylet™ sales during the first two years after commercialization exceed agreed-upon amounts.

As part of the original agreement with Bausch & Lomb, Pharmos agreed to pay up to $3.75 million of the costs of developing Zylet™. In January 2005, Pharmos paid approximately $1.56 million (included in accounts payable on December 31, 2004) which was the remaining balance owed to Bausch & Lomb for the Zylet™ project development under the terms of the agreement.

Dr. Nicholas Bodor, a former director of and consultant to Pharmos, is the patent owner and licensor  of the technology underlying the ophthalmic product line sold to Bausch & Lomb. In January 2005, Pharmos paid Dr. Bodor approximately $1.338 million in connection with the commercialization of Zylet™, per the license agreement with Dr. Bodor.  Pharmos owes Dr. Bodor an additional 14.3% of any payments the Company may receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of Zylet™ sales in the U.S.

In February 2005, the Company paid the Israel-U.S. Binational Industrial Research and Development Foundation (BIRDF) $.212 million, which represented the maximum amount the Company owed the foundation for Zylet™.

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and Chief Executive Officer of Pharmos.  During the first quarter of 2005, the Company recorded in other income royalties of $12,202, compared with $3,369 in the first quarter of 2004, per the licensing agreement with Herbamed.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

6. Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million was to be available to fund acquisitions upon the approval of the investors. The convertible debentures were convertible into common stock of the Company at a fixed price of $4.04, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bore an interest rate of 4%, were redeemed in 13 substantially equal monthly increments which began March 31, 2004. Amounts converted into shares of Pharmos common stock reduced the monthly redemption amount in inverse order of maturity.  The $16.0 million earmarked for acquisition activity was to be held in escrow until used or repaid. In connection with the financing, the Company also issued 5,514,705 three-year warrants (including 514,705 placement agent warrants) to purchase 5,514,705 shares of common stock at an exercise price of $2.04 per share. The issuance costs related to the convertible debentures of approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants were capitalized and amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $21.0 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount had accreted over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures were deferred and amortized to interest expense over the life of the debt. APB 21 also requires the Company to allocate the warrant costs between the convertible debentures and the transaction warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital. During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest. The Company issued 497,662 shares of common stock.  As of March 31, 2005, the Convertible Debentures have been fully repaid.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

7. Common Stock Transactions

In the first three months of 2005, there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or shares exercised.  In the first three months of 2005, the Company incurred a non-cash charge of $1,244 for issuing stock options to consultants who have since become employees.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 379,747 restricted stock units to Dr. Aviv and $200,000 cash and 253,165 shares of restricted stock to Dr. Riesenfeld (the Awards). One half of the Awards shall vest or are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, will be expensed pro rata over the vesting periods. During the quarter ended March 31, 2005, the Company recorded an expense of $276,000 in connection with the Awards.

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 5,058,827 shares of common stock at a price of $0.85 per share and approximately 1.1 million warrants at an exercise price of $1.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest.  According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield).  The value of the warrants is being marked to market each reporting period as a derivative gain/loss until exercised or expiration and amounted to $67,024 at March 31, 2005. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital.

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

8. Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products.  The Company maintains development operations in the United States and Israel.  The Company’s selling operations are maintained in the United States.

Geographic information for the three months ending March 31, 2005 and 2004 are as follows:

	Three months ended March 31,

	2005	2004

Net income (loss)
United States	$6,752,687	$(5,824,199)
Israel	(75,160)	(116,602)

	$6,677,527	$(5,940,801)

Total Assets
United States	$54,222,038	$62,660,549
Israel	3,613,137	4,053,162

	$57,835,175	$66,713,711

Long Lived Assets, net
United States	$141,670	$156,317
Israel	1,606,035	1,626,792

	$1,747,705	$1,783,109

Capital Expenditures
United States	$3,945	$31,180
Israel	18,558	21,773

	$22,503	$52,953

Pharmos Corporation
Unaudited Notes to Consolidated Financial Statements

9. Commitments and Contingencies

Legal

The Company and three current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of the Company’s common stock during the period from February 10, 2000 through and including December 17, 2004 (the “Class Period”). The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period regarding the effectiveness of dexanabinol in treating TBI which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. Management, based on the advice of counsel, believes the complaints are without merit and intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

In addition, two purported shareholders of Pharmos common stock have commenced derivative actions against certain officers and directors of Pharmos.  The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey.  It alleges, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations.  The second derivative lawsuit (which has not yet been served on Pharmos), was filed in April 2005 in the Superior Court, County of Middlesex, New Jersey. It contains similar claims on behalf of Pharmos (as a nominal defendant) as the February 2005 derivative lawsuit, but also includes claims against a former officer of Pharmos and certain other Pharmos officers and a Pharmos director. The Complaints seek unspecified damages.  Management, based on the advice of counsel, believes that the derivative actions are without merit, and intends to take all appropriate action in respect of the derivative actions.

NASDAQ Stock Listing

On March 18, 2005, the Company received notice from The NASDAQ Stock Market, Inc. (“NASDAQ”) that the minimum bid price of the Company’s common stock had fallen below $1.00 for 30 consecutive business days and that the Company was therefore not in compliance with NASDAQ Marketplace Rule 4310(c)(4).

In accordance with section 4310(c)(8) of the NASDAQ Marketplace Rules, the Company has until September 14, 2005 (180 calendar days from March 18, 2005) to regain compliance. No assurance can be given that the Company will regain compliance during that period.

The Company can regain compliance with the minimum bid price rule if the bid price of its common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although NASDAQ may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the Company has demonstrated the ability to maintain long-term compliance. If compliance is not achieved by September 14, 2005, the Company will be eligible for another 180-day compliance period (until March 13, 2006) if it meets the NASDAQ SmallCap Market initial listing criteria as set forth in NASDAQ Marketplace Rule 4310(c) other than the minimum bid price requirement. No assurance can be given that the Company will be eligible for the additional 180-day compliance period or, if applicable, that it will regain compliance during any additional compliance period. If the Company is not eligible for an additional compliance period, or does not regain compliance during any additional compliance period, NASDAQ will provide written notice to the Company that its securities will be delisted. At such time, the Company would be able to appeal the delisting determination to a NASDAQ Listing Qualifications Panel.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

In the first quarter of 2005, the Company received a $10.7 million non-recurring milestone net payment from Bausch & Lomb relating to the product launch of Zylet™ in January.  During the quarter, the Company adjusted from the unfavorable TBI trial results by rebalancing its personnel to focus on advancing its preclinical programs toward clinical developmental stage and by reducing costs associated with TBI activities.  Results of the exploratory Phase II trial of dexanabinol as a preventative agent for cognitive impairment (CI) in coronary artery bypass graft (CABG) patients are being reviewed.  The Company expects to complete its evaluation of the clinical and regulatory aspects of this program and their impact on the future of the program around midyear. The lead candidate for treating pain, cannabinor (formerly known as PRS 211,375), is undergoing safety and toxicology studies in monkeys along with GMP pilot plant manufacturing.  The Company expects to initiate Phase I trials in the second half of 2005.

Through the end of the third quarter of 2001, the Company generated revenues from product sales but is currently dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company incurred operating losses since its inception through the year ended December 31, 2000 and was not profitable in 2002, 2003 or 2004. During the first quarter of 2005, the Company showed other income of $10.7 million as a result of the receipt of a non-recurring milestone payment from Bausch & Lomb related to the FDA approval of Zylet™.  The Company has incurred a cumulative net loss of $136.3 million through March 31, 2005 and expects to continue to incur losses going forward. In 2001, the Company recorded a profit due to the sale of its ophthalmic product line to Bausch & Lomb. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company’s product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”

In November 2004, the Company announced the results of the Phase IIa feasibility and safety study to determine the effectiveness of dexanabinol in reducing post-surgical cognitive impairment (CI). Analysis of the study data indicates that the drug was safe and well tolerated in CABG patients with no serious adverse events attributable to the drug. The primary efficacy analysis was designed to measure cognitive function. It included the Stroop Color Word (Stroop) test that measures executive function, and a battery of five computerized neuropsychological tests that measures other domains of cognition. The Stroop test indicated that the dexanabinol-treated patients had a clinically and statistically significant (p=0.01) improvement over placebo at three months post-surgery. The five computerized tests did not show a significant difference between the drug-treated and placebo-treated groups. Pharmos continues to analyze and evaluate the results of this trial.

In December 2004, Pharmos announced the results of the Phase III trial of dexanabinol for TBI. The analysis of the primary endpoints indicates that dexanabinol did not demonstrate efficacy. Pharmos continued to analyze the results of this trial during the first quarter of 2005 and completed the closure of the clinical sites.  The TBI program has been discontinued.

Pharmos is advancing the lead candidate from its proprietary platform of CB2-selective synthetic cannabinoid compounds, cannabinor, through advanced stages of preclinical development. The compounds were designed to reduce the side effects caused by natural cannabinoids. In a number of animal models these compounds have demonstrated efficacy as analgesics to treat moderate to severe pain and as anti-inflammatory agents to treat diseases such as multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease. Using both rodents and large animals, pharmacological efficacy of cannabinor has been demonstrated in models of various types of pain, including nociceptive, inflammatory, neuropathic, visceral, and post-operative. Safety and toxicology studies in multiple species are ongoing. Pending successful completion of preclinical studies, the Company plans to initiate Phase I human testing of cannabinor during the second half of 2005.  Pending successful completion of Phase I, Phase II studies will be conducted to assess feasibility for treating indications such as post-operative pain and neuropathic pain.

Results of Operations
Quarters ended March 31, 2005 and 2004

Total operating expenses decreased by $93,736 or 2%, from $4,488,435 in 2004 to $4,394,699 in 2005.  With the completion of the pivotal dexanabinol trial in TBI and the decision to discontinue efforts for this indication, resources have been allocated to pre-clinical activities for cannabinor in preparation of beginning human clinical trials in the second half of 2005.  The Company incurred higher compensation expenses for the deferred compensation from the Retention Award Agreements and higher professional fees consisting of accounting and legal fees.

Major differences in quarterly operating expenses year–over-year include decreased costs for both the Phase II clinical trials of dexanabinol as a preventative agent against cognitive impairment in CABG operations and the Phase III for TBI which completed enrollment by mid-year 2004.  Cannabinor toxicology and other preclinical work is continuing in the first quarter of 2005 along with scale up manufacturing and technology transfer to the active pharmaceutical ingredient supplier.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development.  The Company’s Phase II project is the development of dexanabinol as a preventative agent against the cognitive impairment that can follow CABG surgery.  During the first quarter of 2005, the gross cost of development and review was approximately $0.3 million.  Total costs since the CI-CABG project entered Phase II development in 2003 through March 31, 2005 were $2.7 million.  The Company is evaluating various strategies regarding development of this product and will make its determination of direction by mid-year.  To bring this product to the FDA for approval would require extensive additional testing in both Phase II and Phase III trials and there is no assurance the product could achieve regulatory approval and commercialization.

Gross expenses for other research and development projects in early stages of development for the first quarters of 2005 and 2004 were $1,914,876 and $981,966, respectively. Total research and development expenses, net of grants, for the first quarters of 2005 and 2004 were $2,485,063 and $3,300,930, respectively. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $19,576 and $816,256 during the first quarters of 2005 and 2004, respectively, which reduced the research and development expenses.

Research & development (R&D) gross expenses decreased by $1,612,547 or 39% from $4,117,186 in 2004 to $2,504,639 in 2005 due to a reduction in clinical activity.  Grants decreased from $816,256 for Q1 2004 to $19,576 for Q1 2005 due to a delay in the 2005 grants approval as a result of a delay in the approval of the Israeli government’s annual budget which was approved on March 30, 2005.  In mid-April, approval letters from the OCS were received.

General and administrative expenses increased by $757,000, or 73%, to $1,794,711 in 2005 from $1,037,711 in 2004. The majority of the increase in general and administrative expenses is due to higher professional fees, compensation, consultants, and insurance by $276,032, $272,130, $105,619 and $86,089, respectively, in the first quarter 2005 compared to the first quarter 2004. The increase in compensation is attributed to the amortization of deferred compensation from the Retention Award Agreements. The higher professional fees in 2005 are attributed to increased accounting fees related to Sarbanes-Oxley compliance and legal fees related to the class action suits. The increase in consulting is attributed to business development consulting.  The increase in insurance is attributable to higher insurance rates.

Depreciation and amortization expenses decreased by $34,839, or 23%, from $149,764 in 2004 to $114,925 in 2005. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, increased by $12,524,592 from an expense of $1,452,366 in 2004 to income of $11,072,226 in 2005.  Income of $10,725,688 was recognized for the net payment received from  B&L.  Interest expense decreased by $1,283,393 to $160,546 in 2005 from $1,443,939 in 2004. The decrease in 2005 interest expense is a result of the substantially reduced average outstanding balance during the first quarter of 2005 of the September 2003 Convertible Debentures.  This debt was fully repaid as of March 31, 2005.  During the quarter, the Company recorded in other income royalties of $12,202 compared with $3,369 in the first quarter of 2004 per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO. Interest income increased by $105,549, or 64%, to $269,496 in 2005 from $163,947 in 2004 as a result of a higher average cash balance.

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2005 and has net operating losses from previous years.  The Company has created a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

While the Company recorded revenues from 1998 until the third quarter of 2001 from the sale of its approved products, it has incurred cumulative operating losses since its inception and had an accumulated deficit of $136.3 million at March 31, 2005. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing and asset agreement with Bausch & Lomb, grants from the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company’s liquidity and financial position on March 31, 2005, and on December 31, 2004:

	March 31, 2005	December 31, 2004

Working capital	$53,325,917	$46,269,367
Cash and cash equivalents	$54,323,340	$49,014,530
Short-term convertible debentures, net	$—	$4,765,540

Current working capital position

As of March 31, 2005, the Company had working capital of $53.3 million consisting of current assets of $55.9 million and current liabilities of $2.6 million. This represents an increase of $7.1 million from its working capital of $46.3 million on current assets of $55.7 million and current liabilities of $9.4 million as of December 31, 2004. This increase in working capital of $7.1 million was principally due to the net cash received from the B&L payment of $9.2 million ($10.7 million as reported in other income reduced by an outstanding payable to B&L of $1.5 million) offset by the funding of R&D and G&A activities.

Current and future liquidity position

Management believes that cash and cash equivalents of $54.3 million as of March 31, 2005, will be sufficient to support the Company’s continuing operations beyond March 31, 2006. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

Cash

At March 31, 2005, cash and cash equivalents totaled $54.3 million. At December 31, 2004 cash and cash equivalents totaled $49.0 million. This net increase in cash of $5.3 million was principally due to the net cash received from the B&L payment of $9.2 million offset by normal operating requirements.  The cash and cash equivalents will be used to finance future growth and capital expenditures.

Operating activities

Net cash used in operating activities for the first quarter of 2005 was $5.4 million compared to net cash used of $5.9 million for the first quarter of 2004. The decrease in cash used of $.5 million is primarily due to receipt of grant monies offset by the payment of insurance premiums and other operating activities.

Investing activities

Restricted cash during the first quarter of 2005 was reduced by approximately $4.8 million as a result of the final repayment of the September 2003 Convertible Debentures.

During the first quarter of 2005, the Company received $10.7 million related to investing activities for a non-recurring milestone payment from Bausch & Lomb related to the FDA approval of Zylet™.

Capital expenditures for property, plant and equipment for the first three months of 2005 and 2004 totaled approximately $23,000 and $53,000, respectively for normal replacements and improvements.

Financing activities

During the first quarter of 2005, the financing activities were the repayment of the remainder of the September 2003 Convertible Debentures.

During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest into 497,662 shares of common stock of the Company. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. As of March 31, 2005, the Company repaid all of the outstanding  September 2003 Convertible Debentures amounting to a total of $19.0 million.

Executive stock trading program

As previously disclosed, one of Pharmos’ directors, Dr. Elkan Gamzu, adopted a pre-arranged stock trading plan in 2004 in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934.

Rule 10b5-1 permits officers and directors of public companies to adopt pre-determined plans for selling specified amounts of stock.  The plans may be entered into only when the director or officer is not in possession of material, non-public information and may be used to gradually diversify investment portfolios over a period of time.

Pursuant to his 10b5-1 Plan, Dr. Gamzu sold an aggregate of 22,500 shares, which he acquired upon the exercise of options and warrants covered by the plan.  Dr. Gamzu’s plan terminated in accordance with its terms on April 15, 2005.

Other Proceeds

In October 2001, the Company sold its ophthalmic product line to Bausch & Lomb. Future payments were subject to certain milestones related to product approvals by the FDA and the royalties on the sales of these products.

At the time of the sale in 2001, Pharmos received gross proceeds of approximately $25 million in cash. In January 2005, Pharmos received additional gross proceeds of approximately $12.275 million from Bausch & Lomb in connection with their successful commercial launch of the Zylet™ product.  The net proceeds to Pharmos from this payment were approximately $9.2 million, after making the payments to Bausch & Lomb, Dr. Nicholas Bodor and the Israel-U.S. Binational Industrial Research and Development Foundation as described below.  In addition, Pharmos may receive a royalty payment of up to $10 million if actual Zylet™ sales during the first two years after commercialization exceed agreed-upon amounts.

As part of the original agreement with Bausch & Lomb, Pharmos agreed to pay up to $3.75 million of the costs of developing Zylet™. In January 2005, Pharmos paid approximately $1.56 million (included in accounts payable on December 31, 2004) which was the remaining balance owed to Bausch & Lomb for the Zylet™ project development under the terms of the agreement.

Dr. Nicholas Bodor, a former director of and consultant to Pharmos, is the patent owner and licensor  of the technology underlying the ophthalmic product line sold to Bausch & Lomb. In January 2005, Pharmos paid Dr. Bodor approximately $1.338 million in connection with the commercialization of Zylet™, per the license agreement with Dr. Bodor.  Pharmos owes Dr. Bodor an additional 14.3% of any payments the Company may receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of Zylet™ sales in the U.S.

In February 2005, the Company paid the Israel-U.S. Binational Industrial Research and Development Foundation (BIRDF) $.212 million, which represented the maximum amount the Company owed the foundation for Zylet™.

Stock Listing

On March 18, 2005, the Company received notice from The NASDAQ Stock Market, Inc. (“NASDAQ”) that the minimum bid price of the Company’s common stock had fallen below $1.00 for 30 consecutive business days and that the Company was therefore not in compliance with NASDAQ Marketplace Rule 4310(c)(4).

In accordance with section 4310(c)(8) of the NASDAQ Marketplace Rules, the Company has until September 14, 2005 (180 calendar days from March 18, 2005) to regain compliance. No assurance can be given that the Company will regain compliance during that period.

The Company can regain compliance with the minimum bid price rule if the bid price of its common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although NASDAQ may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the Company has demonstrated the ability to maintain long-term compliance. If compliance is not achieved by September 14, 2005, the Company will be eligible for another 180-day compliance period (until March 13, 2006) if it meets the NASDAQ SmallCap Market initial listing criteria as set forth in NASDAQ Marketplace Rule 4310(c) other than the minimum bid price requirement. No assurance can be given that the Company will be eligible for the additional 180-day compliance period or, if applicable, that it will regain compliance during any additional compliance period. If the Company is not eligible for an additional compliance period, or does not regain compliance during any additional compliance period, NASDAQ will provide written notice to the Company that its securities will be delisted. At such time, the Company would be able to appeal the delisting determination to a NASDAQ Listing Qualifications Panel.

Commitment and Contingencies

As of March 31, 2005, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Undetermined

Operating Leases	$1,629,506	$547,311	$680,503	$398,947	$2,745	$—
Other long-term liabilities reflected on our balance sheet*	1,189,037	—	—	—	—	1,189,037
Other Commitment**	500,000	250,000	250,000	—	—	—

Total	$3,318,543	$797,311	$930,503	$398,947	$2,745	$1,189,037

*

Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $833,730.

**	Represents cash retention bonus given to the CEO and President. $160,846 has been accrued through March 31, 2005.

The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and the currency impact in Israel.  Due to the relatively short-term nature of these investments the Company has determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us. The value of the warrant liability is based upon the Company’s stock price.

New accounting pronouncements

As of April 14,2005, the Securities and Exchange Commission (SEC) approved a new rule that for public companies delays the effective date of FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), giving companies more time to develop their implementation strategies. Except for this deferral of the effective date, the guidance in FAS 123(R) is unchanged.  Under the SEC’s rule, FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The effect of the new rule for the Company is a six-month deferral of the new standard.

Statements made in this document related to the development, commercialization and market expectations of the Company’s drug candidates, to the establishment of corporate collaborations, and to the Company’s operational projections are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Among the factors that could result in a materially different outcome are the inherent uncertainties accompanying new product development, action of regulatory authorities and the results of further trials. Additional economic, competitive, governmental, technological, marketing and other factors identified in Pharmos’ filings with the Securities and Exchange Commission could affect such results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and restricted cash. Due to the short-term nature of the cash and cash equivalent investments and restricted cash, we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos’ Chief Executive Officer and Chief Financial Officer and several other members of Pharmos’ senior management at March 31, 2005. Based on this evaluation, Pharmos’ Chief Executive Officer and Chief Financial Officer concluded that Pharmos’ disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2005 to ensure that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of the material weakness as described below.

During the first quarter of 2005, management identified a material weakness regarding the company’s preparation and review of its Consolidated Statement of Cash Flows for the three months ended March 31, 2005. Specifically, the Company did not have effective controls in place to ensure the net payments of $10.7 million related to the Bausch & Lomb milestone payment were properly classified as cash flows from investing activities versus cash flows from operating activities. This control deficiency resulted in an adjustment to the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2005, which was recorded prior to the filing of this Form 10Q. The Company is in the process of remediating this weakness by strengthening the control procedures surrounding the review and classification of cash flows from nonrecurring transactions during the quarterly closing process.

(b)

Changes in Internal Control Over Financial Reporting: Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1   Legal Proceedings

The Company and three current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of the Company’s common stock during the period from February 10, 2000 through and including December 17, 2004 (the “Class Period”). The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period regarding the effectiveness of dexanabinol in treating TBI which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. Management, based on the advice of counsel, believes the complaints are without merit and intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

In addition, two purported shareholders of Pharmos common stock have commenced derivative actions against certain officers and directors of Pharmos.  The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey.  It alleges, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations.  The second derivative lawsuit (which has not yet been served on Pharmos), was filed in April 2005 in the Superior Court, County of Middlesex, New Jersey. It contains similar claims on behalf of Pharmos (as a nominal defendant) as the February 2005 derivative lawsuit, but also includes claims against a former officer of Pharmos and certain other Pharmos officers and a Pharmos director. The Complaints seek unspecified damages.  Management, based on the advice of counsel, believes that the derivative actions are without merit, and intends to take all appropriate action in respect of the derivative actions.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	NONE

Item 3	Defaults upon Senior Securities	NONE

Item 4	Submissions of Matters to Vote of Security Holders	NONE

Item 5	Other Information	NONE

Item 6   Exhibits

Number	Exhibit

10.1

Amendment of Employment Agreement dated as of February 16, 2005 between Pharmos Corporation and Gad Riesenfeld (incorporated by reference to Exhibit 10(w) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).**

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

** This document is a management contract or compensatory plan or arrangement.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Dated: May 4, 2005
by: /s/ James A. Meer

James A. Meer
Senior Vice President and
Chief Financial Officer
(Principal Accounting and
Financial Officer)