Form 10-Q
period 2005-06-30
PHARMOS CORP
filed 2005-08-09
CIK 713275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 9, 2005 the Registrant had outstanding 19,027,809 shares of its $.03 par value Common Stock.

1

Part I. Financial Information Item 1 Financial Statements
PHARMOS CORPORATION
(Unaudited)
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$44,345,792	$49,014,530
Short-term investments	6,807,932	—
Restricted cash	—	4,846,155
Research and development grants receivable	694,659	1,537,782
Debt issuance costs	—	45,648
Prepaid expenses and other current assets	858,319	262,810

Total current assets	52,706,702	55,706,925

Fixed assets, net	884,434	987,451
Restricted cash	140,828	139,594
Severance pay funded	739,461	811,926
Other assets	18,497	18,946

Total assets	$54,489,922	$57,664,842

Liabilities and Shareholder’s Equity
Accounts payable	$439,403	$2,462,162
Accrued expenses	861,631	1,155,413
Warrant liability	55,271	297,955
Accrued wages and other compensation	1,076,597	756,488
Convertible debentures, net	—	4,765,540

Total current liabilities	2,432,902	9,437,558

Other liability	117,631	39,412
Severance pay	986,445	1,197,039

Total liabilities	3,536,978	10,674,009

Commitments and contingencies

Shareholder’s Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	—	—

Common stock, $.03 par value; 30,000,000 shares authorized, 19,027,415 issued	570,822	2,854,112
Deferred compensation	(1,079,332)	(1,701,122)
Paid-in capital in excess of par	191,094,489	188,809,955
Accumulated deficit	(139,632,609)	(142,971,686)

Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	50,952,944	46,990,833

Total liabilities and shareholders’ equity	$54,489,922	$57,664,842

The accompanying notes are an integral part of these condensed consolidated financial statements
2

Pharmos Corporation (Unaudited) Condensed Consolidated Statements of Operations

	Three months Ended June 30,
	2005	2004

Expenses
Research and development, gross	$2,540,597	$3,387,897
Grants	(711,879)	(890,889)

Research and development, net of grants	1,828,718	2,497,008

Selling, general and administrative	1,736,035	1,712,634
Depreciation and amortization	98,752	150,276

Total operating expenses	3,663,505	4,359,918

Loss from operations	(3,663,505)	(4,359,918)

Other income (expense)

Interest income	357,520	138,902
Interest expense	(2,826)	(1,043,636)
Change in value of warrants	11,753	(34,624)
Other (expense) income	(41,380)	13,975

Other income (expense), net	325,067	(925,383)

Net loss	($3,338,438)	($5,285,301)

Net loss per share
- basic	($0.18)	($0.30)

- diluted	($0.18)	($0.30)

Weighted average shares outstanding
- basic	18,973,944	17,603,491

- diluted	18,973,944	17,603,491

The accompanying notes are an integral part of these condensed consolidated financial statements
3

Pharmos Corporation (Unaudited) Condensed Consolidated Statements of Operations

	Six months Ended June 30,
	2005	2004

Expenses
Research and development, gross	$5,045,236	$7,505,083
Grants	(731,455)	(1,707,145)

Research and development, net of grants	4,313,781	5,797,938

Selling, general and administrative	3,530,746	2,750,345
Depreciation and amortization	213,677	300,070

Total operating expenses	8,058,204	8,848,353

Loss from operations	(8,058,204)	(8,848,353)

Other income (expense)

Bausch & Lomb payment	10,725,688	—
Interest income	627,016	302,849
Interest expense	(163,372)	(2,487,575)
Change in value of warrants	242,684	(201,707)
Other income (expense)	(34,723)	8,684

Other income (expense), net	11,397,293	(2,377,749)

Net income (loss)	$3,339,089	($11,226,102)

Net income (loss) per share
- basic	$0.18	($0.64)

- diluted	$0.18	($0.64)

Weighted average shares outstanding
- basic	18,973,944	17,554,041

- diluted	18,974,011	17,554,041

The accompanying notes are an integral part of these condensed consolidated financial statements

Pharmos Corporation (Unaudited) Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$3,339,089	$(11,226,102)
Adjustments to reconcile net income (loss) loss to net
Cash used in operating activities:
Depreciation and amortization	213,677	300,070
Interest expense on convertible debentures converted into common stock	—	10,555
Provision for severance pay	(210,594)	48,850
Change in the value of warrants	(242,684)	201,707
Amortization of debt discount and issuance costs	126,256	2,116,649
Amortization of stock options issuances below fair market value	70,312	35,984
Option expense – consultant compensation	1,244	411,371
Amortization of restricted shares issuance	551,478	—
Income from Bausch & Lomb milestone payment, net	(10,725,688)	—
Changes in operating assets and liabilities:
Research and development grants receivable	843,123	(716,687)
Prepaid expenses and other current assets	(595,509)	96,868
Severance pay funding	72,465	(45,547)
Other assets	449	1,643
Accounts payable	(490,231)	(457,904)
Accrued expenses	(293,782)	(629,277)
Accrued wages and other compensation	320,109	(332,102)
Other liabilities	78,219	—

Net cash used in operating activities	(6,942,067)	(10,183,922)

Cash flows from investing activities
Purchases of fixed assets	(110,672)	(153,689)
Proceeds from Bausch & Lomb milestone payment	12,275,000	—
Payment to Bausch & Lomb related to sale of opthalmic business	(1,532,528)	—
Royalty payment and grant reimbursement related to Bausch & Lomb milestone payment	(1,549,312)	—
Purchase of short-term investments	(6,807,932)	—
Decrease in restricted cash	4,844,921	2,578,168

Net cash provided by investing activities	7,119,477	2,424,479

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of options and warrants, net of issuance costs	—	5,015,033
Repayment of convertible debentures	(4,846,148)	(5,538,464)

Net cash used in financing activities	(4,846,148)	(523,431)

Net increase (decrease) in cash and cash equivalents	(4,668,738)	(8,282,874)

Cash and cash equivalents at beginning of year	49,014,530	49,292,641

Cash and cash equivalents at end of period	44,345,792	41,009,767

Supplemental information:
Interest paid	$36,823	$356,221
Supplemental disclosure of non-cash financing activities:
Conversion of convertible debt		$2,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements
5

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in Form 10-K filing.

1.	The Company

Pharmos Corporation (the Company or Pharmos) is a bio-pharmaceutical company that discovers and develops novel therapeutics to treat a range of indications, in particular neurological and inflammatory disorders. The Company’s core proprietary technology platform focuses on discovery and development of synthetic cannabinoid compounds. Cannabinor, the lead CB2-selective receptor agonist candidate, is scheduled to begin Phase I safety studies in the third quarter of 2005 and, if successful, enter Phase II testing in pain indications around yearend or early 2006. From the dextrocannabinoid family, the neuroprotective drug candidate dexanabinol completed a Phase IIa trial as a preventive agent against post-surgical cognitive impairment in the fourth quarter of 2004. Other compounds from Pharmos’ proprietary synthetic cannabinoid library are in pre-clinical studies targeting pain, multiple sclerosis, rheumatoid arthritis and other disorders. The Company’s NanoEmulsion drug delivery system is in clinical-stage development for topical application of analgesic and anti-inflammatory agents. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.	Liquidity and Business Risks

The Company was not profitable in 2002, 2003, or 2004. During the first six months of 2005, the Company showed other income of $10.7 million as a result of the receipt of a non-recurring milestone payment in January 2005 from Bausch & Lomb (B&L) related to the FDA approval of Zylet™. At June 30, 2005, the Company has an accumulated deficit of $139.6 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash and cash equivalents of $44.3 plus the short term investments of $6.8 million or a total of $51.2 million, as of June 30, 2005, will be sufficient to support the Company’s continuing operations beyond June 30, 2006.

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

Reverse Stock Split

On May 26, 2005, Pharmos Corporation filed a Certificate of Change with the Nevada Secretary of State which served to effect, as of May 31, 2005, a 1-for-5 reverse split of Pharmos’ common stock. As a result of the reverse stock split, every five shares of Pharmos common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were rounded up to whole shares. The reverse stock split affected all of Pharmos’ common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of Pharmos’ common stock outstanding from 95,137,076 shares to approximately 19,027,000 shares, and the number of authorized shares of common stock was reduced from 150,000,000 shares to 30,000,000 shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Reclassifications

The consolidated statement of cash flows for the six months ended June 30, 2005 includes in cash flows from investing activities a $1.5 million payment made during the three months ended March 31, 2005 to Bausch & Lomb. For the three months ended March 31 2005 such payment was included in cash flow used in operating activities. The change had no impact on the Consolidated Balance Sheet or Consolidated Statement of Operations for any period.

Research and development grants receivable

As of June 30, 2005 and December 31, 2004, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

Investments

The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method.

Restricted cash

In connection with the September 2003 Convertible Debenture offering, the terms of the agreement required the Company to establish an escrow account. The escrow account is shown as Restricted Cash on the Company’s balance sheet and had been released to the Company generally in proportion to the amount of Convertible Debentures converted into common shares or in connection with the repayment of the debt that began in March 2004. The short-term balance represents debt repayment due within 12 months. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into shares of common stock. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. The Company repaid in full the debenture holders approximately $4.8 million from its escrow account during the six months ended June 30, 2005.

The remaining restricted cash represents deposits held for or by landlords.
7

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

Tax Provision

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

On June 28, 2005, the Company accelerated the vesting of unvested stock options awarded under its stock option plans that had exercise prices greater than $9.00; the closing price was $2.43 on June 28, 2005. Unvested options to purchase approximately 200 thousand shares became exercisable as a result of the vesting acceleration. Typically, the Company grants stock options that vest over a four-year period. The purpose of the accelerated vesting was to enable the Company to avoid recognizing, in its consolidated statement of operations, compensation expense associated with these options in future periods, upon adoption of SFAS 123R (Share-Based Payment) in January 2006. The impact of this acceleration resulted in a $2.6 million increase in proforma stock-based compensation expense.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net loss (income) as reported	($3,338,438)	($5,285,301)	$3,339,089	($11,226,102)
Add: Stock-based employee compensation expense included in reported net income (loss)	328,099	17,952	621,790	35,984
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,189,407)	(353,102)	(3,816,282)	(706,204)

Pro forma net income (loss)	($6,199,746)	($5,620,451)	$144,597	($11,896,322)

Earnings per share:

Basic - as reported	($.18)	($.30)	$.18	($.64)
Diluted - as reported	($.18)	($.30)	$.18	($.64)
Basic - pro forma	($.33)	($.32)	$.01	($.68)
Diluted – pro forma	($.33)	($.32)	$.01	($.68)

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

	Three months ended, June 30,		Six months ended, June 30,
	2005	2004	2005	2004

Risk-free interest rate	3.72%	3.07–3.36%	3.71-3.72%	3.07–3.36%
Expected lives (in years)	5	5	5	5
Dividend yield	0%	0%	0%	0%
Expected volatility	107%	88%	99-107%	88%

New Accounting Pronouncements

New pronouncements issued by the FASB and not effective until after June 30, 2005 are not expected to have a significant effect on the company’s financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In May 2005, the FASB has issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 – Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, that clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) No. 143 – Accounting for Asset Retirement Obligations. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material impact on our consolidated financial position or results of operations.

4.	Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock issued and outstanding. For the period ending June 30, 2004, common stock equivalents have been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, a limited number of the stock options or warrants as of June 30, 2005 were “in the money” and have been included in the calculation of diluted net earnings per share. The basis for the shares used in determining the diluted shares include in the calculation of diluted income per share for June 30, 2005 is illustrated below.

	June 30, 2005	June 30, 2004

Weighted average shares outstanding –basic	18,973,944	17,554,041

Restricted shares – non-vested	—	—

Weighted average of options that are “in the money”	67	—

Weighted average shares outstanding – diluted	18,974,011	17,544,041

The following table sets forth the number of potential shares of common stock that have been excluded from diluted income (loss) per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income (loss) per share would have been anti-dilutive.

	June 30, 2005	June 30, 2004

Stock options	977,056	939,441
Warrants	1,313,017	1,457,662
Shares issuable upon exercise of convertible debt-		666,413
Restricted stock – non vested	126,582	—

Total potential dilutive securities not included in income (loss) per share	2,416,655	3,063,516

5.	Collaborative Agreements

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

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and Chief Executive Officer of Pharmos. In the three and six months ending June 30, 2005, the Company recorded in other income royalties of $8,289 and $20,491, compared with $1,285 and $4,754 in the same periods in 2004, per the licensing agreement with Herbamed.

6.	Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million was to be available to fund acquisitions upon the approval of the investors. The convertible debentures were convertible into common stock of the Company at a fixed price of $20.20, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bore an interest rate of 4%, were redeemed in 13 substantially equal monthly increments which began March 31, 2004. Amounts converted into shares of Pharmos common stock reduced the monthly redemption amount in inverse order of maturity. The $16.0 million earmarked for acquisition activity was to be held in escrow until used or repaid. In connection with the financing, the Company also issued 1,102,941 three-year warrants (including 102,941 placement agent warrants) to purchase 1,102,941 shares of common stock at an exercise price of $10.20 per share. The issuance costs related to the convertible debentures of approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants were capitalized and amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $21.0 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount had accreted over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures were deferred and amortized to interest expense over the life of the debt. APB 21 also requires the Company to allocate the warrant costs between the convertible debentures and the transaction warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital. During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest. The Company issued 99,532 shares of common stock. As of March 31, 2005, the Convertible Debentures have been fully repaid.

7.	Common Stock Transactions

In the first six months of 2005, there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans. In the first six months of 2005, the Company incurred a non-cash charge of $1,244 for issuing stock options to consultants who have since become employees. In addition, the amortization of the remaining balance for options which had been issued below fair market value in 2004 has been expensed in the amount of $48,000 in the second quarter of 2005 as a result of the acceleration of vested options above $9.00 which included these shares.

On May 26, 2005, Pharmos Corporation filed a Certificate of Change with the Nevada Secretary of State which served to effect, as of May 31, 2005, a 1-for-5 reverse split of Pharmos’ common stock. As a result of the reverse stock split, every five shares of Pharmos common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were rounded up to whole shares. The reverse stock split affected all of Pharmos’ common stock, stock options, restricted shares and warrants outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of Pharmos’ common stock outstanding from 95,137,076 shares to approximately 19,027,000 shares, and the number of authorized shares of common stock was reduced from 150,000,000 shares to 30,000,000 shares.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 75,950 restricted stock units to Dr. Aviv and $200,000 cash and 50,633 shares of restricted stock to Dr. Riesenfeld (the Awards). One half of the Awards shall vest or are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, will be expensed pro rata over the vesting periods. During the six month period ended June 30, 2005, the Company recorded an expense of $551,000 in connection with the stock portion of the Awards.

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 1,011,765 shares of common stock at a price of $4.25 per share and approximately 200 thousand warrants at an exercise price of $6.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a derivative gain/loss until exercised or expiration and amounted to $55,271 at June 30, 2005. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital.

8.	Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company’s selling operations are maintained in the United States.

Geographic information for the three and six months ending June 30, 2005 and 2004 are as follows:

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net (loss) income
United States	$(3,227,213)	$(5,189,102)	$3,525,474	$(11,013,302)
Israel	(111,225)	(96,199)	(186,385)	(212,800)

	$(3,338,438)	$(5,285,301)	$3,339,089	$(11,226,102)

Capital Expenditures
United States	$3,945	$8,384	$3,945	$39,564
Israel	84,222	92,352	106,725	114,125

	$88,167	$100,736	$110,670	$153,689

Geographic information for the six months ending June 30, 2005 and 2004 are as follows:

Total Assets	2005	2004

United States	$50,435,313	$53,469,746
Israel	4,054,609	5,143,690

	$54,489,922	$58,613,436

Long Lived Assets, net
United States	$125,420	$131,111
Israel	1,516,972	1,656,508

	$1,642,392	$1,787,619

9.	Commitments and Contingencies

Legal

The Company and three current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements regarding the effectiveness of dexanabinol in treating TBI which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. These class actions have been consolidated by order of the Court and lead plaintiffs and lead plaintiffs’ counsel have been appointed. Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

In addition, two purported shareholders of Pharmos common stock have commenced derivative actions against our directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. The second was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. Both lawsuits allege generally, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions. The complaints seek unspecified damages. Management intends to take all appropriate action in respect of the derivative actions.

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

Executive Summary

In the first half of 2005, the Company received a $10.7 million non-recurring milestone net payment from Bausch & Lomb relating to the product launch of Zylet™ in January. During the first half of 2005, the Company adjusted from the unfavorable TBI trial results by rebalancing its personnel to focus on advancing its preclinical programs toward clinical developmental stage and by reducing costs associated with TBI activities. From the dextrocannabinoid family, the neuroprotective drug candidate dexanabinol completed a Phase IIa trial as a preventive agent against post-surgical cognitive impairment in the fourth quarter of 2004. Results of the exploratory Phase II trial of dexanabinol as a preventative agent for cognitive impairment (CI) in coronary artery bypass graft (CABG) patients are being reviewed. The Company expects to complete its evaluation of the clinical and regulatory aspects of this program and their impact on the future of the program during the second half of the year. The lead candidate for treating pain, cannabinor (formerly known as PRS 211,375), is scheduled to begin Phase I safety studies in the third quarter of 2005 and, if successful, enter Phase II testing in pain indications around yearend or early 2006. The Company’s NanoEmulsion drug delivery system is in clinical-stage development for topical application of analgesic and anti-inflammatory agents.

The Company is currently dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company incurred operating losses in 2002, 2003 and 2004. During the first six months of 2005, the Company recorded other income of $10.7 million as a result of the receipt of a non-recurring milestone payment in January 2005 from Bausch & Lomb related to the FDA approval of Zylet™. The Company has incurred a cumulative net loss of $139.6 million through June 30, 2005 and expects to continue to incur losses going forward. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company’s product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

In December 2004, Pharmos announced the results of the Phase III trial of dexanabinol for TBI. The analysis of the primary endpoints indicates that dexanabinol did not demonstrate efficacy. Pharmos continued to analyze the results of this trial during the first half of 2005 and completed the closure of the clinical sites. The TBI program has been discontinued.

Pharmos is advancing the lead candidate from its proprietary platform of CB2-selective synthetic cannabinoid compounds, cannabinor, through advanced stages of preclinical development. The compounds were designed to reduce the side effects caused by natural cannabinoids. In a number of animal models these compounds have demonstrated efficacy as analgesics to treat moderate to severe pain, as anti-inflammatory agents, and immunomodulation agents to treat diseases such as multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease. Using both rodents and large animals, pharmacological efficacy of cannabinor has been demonstrated in models of various types of pain, including nociceptive, inflammatory, neuropathic, visceral, and post-operative. Safety and toxicology studies in multiple species were completed. The Company plans to initiate Phase I human testing of cannabinor during the third quarter of 2005. Pending successful completion of Phase I, Phase II studies will be conducted to assess feasibility for treating indications such as post-operative pain and neuropathic pain.

Pharmos has initiated a clinical program to commercialize its proprietary NanoEmulsion drug delivery technology. The Company plans to initiate a Phase I/II feasibility clinical trial around yearend. The study will evaluate safety, pharmacokinetics and the analgesic effect of an approved non-steroidal anti-inflammatory drug (NSAID) formulated in its NanoEmulsion in patients with osteoarthritic pain in the knee.

Pharmos previously invented and owns a family of patents covering novel NanoEmulsion formulations as vehicles for lipophilic drugs. A topical application of the nanotechnology has already demonstrated excellent targeted delivery of lipophilic drugs to muscle and joints in animal models. Topical application of drugs directly to pathological sites offers potential advantages over systemic delivery by producing high drug concentration in the affected tissue while avoiding unwanted side-effects due to high systemic drug levels. Topical preparations of NSAIDs are commonly used as analgesics and anti-inflammatory agents to treat various disorders such as arthropathies and myalgias. Many topical formulations employ chemical penetration enhancers to improve dermal penetration of drugs. Chemical enhancers, which are usually organic solvents, may cause skin irritation and sensitization. An advantage of Pharmos’ NanoEmulsion is that it is composed of natural lipids and oils designed to minimize irritation.

On May 26, 2005, Pharmos Corporation filed a Certificate of Change with the Nevada Secretary of State which served to effect, as of May 31, 2005, a 1-for-5 reverse split of Pharmos’ common stock. As a result of the reverse stock split, every five shares of Pharmos common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were rounded up to whole shares. The reverse stock split affected all of Pharmos’ common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of Pharmos’ common stock outstanding from 95,137,076 shares to approximately 19,027,000 shares, and the number of authorized shares of common stock was reduced from 150,000,000 shares to 30,000,000 shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Results of Operations

Quarters ended June 30, 2005 and 2004

Total operating expenses decreased by $696,413 or 16%, from $4,359,918 in 2004 to $3,663,505 in 2005. With the completion of the pivotal dexanabinol trial in TBI and the decision to discontinue efforts for this indication, resources have been allocated to pre-clinical activities for cannabinor in preparation of beginning human clinical trials in the third quarter of 2005. The Company incurred higher compensation expenses for the deferred compensation from the September 2004 Retention Award Agreements and higher professional fees consisting of accounting and legal fees and higher insurance costs as discussed below.

Major differences in quarterly operating expenses year–over-year include decreased costs for both the Phase II clinical trials of dexanabinol as a preventative agent against cognitive impairment in CABG operations and the Phase III for TBI which completed enrollment by mid-year 2004. Cannabinor toxicology and other preclinical work has continued in the second quarter of 2005 along with scale up manufacturing and technology transfer to the active pharmaceutical ingredient supplier.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company’s Phase II project is the development of dexanabinol as a preventative agent against the cognitive impairment that can follow CABG surgery. During the second quarter of 2005, the gross cost of development and review was approximately $0.3 million. Total costs since the CI-CABG project entered Phase II development in 2003 through June 30, 2005 were $3.0 million. The Company is evaluating various strategies regarding development of this product and will make its determination of direction in the second half of 2005. To bring this product to the FDA for approval would require extensive additional testing in both Phase II and Phase III trials and there is no assurance the product could achieve regulatory approval and commercialization.

Gross expenses for other research and development projects in early stages of development for the second quarters of 2005 and 2004 were $1,778,124 and $481,292, respectively. Over 75% of the spending in both 2005 and 2004 was related to cannabinor and other CB2 compounds. Research & development (R&D) gross expenses decreased by $847,300 or 25% from $3,387,897 in 2004 to $2,540,597 in 2005 due to a reduction in clinical activity. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $711,879 and $890,889 during the second quarter of 2005 and 2004, respectively, which reduced the research and development expenses. Total research and development expenses, net of grants, decreased by $668,290 or 27% from $2,497,008 in 2004 to $1,828,718 in 2005.

General and administrative expenses remained practically the same at $1,736,035 in 2005 from $1,712,634 in 2004 in total; however there were offsetting variances within the major expense categories. The increase in general and administrative expenses is due to higher compensation, professional fees, and insurance by $283,378, $276,511, and $125,133 respectively, in the second quarter 2005 compared to the second quarter 2004. The decrease in general and administrative expenses is due to lower consultant expenses by $493,765 and savings from the Company’s cost containment efforts in the second quarter 2005 compared to the second quarter 2004. The increase in compensation is attributed to the amortization of deferred compensation related to General & Administration from the Retention Award Agreements in the amount of $275,740 which commenced in the third quarter of 2004. The higher professional fees in 2005 are attributed to increased accounting fees related to Sarbanes-Oxley compliance and legal fees related to the class action suits. The decrease in consulting is attributed to a non-cash charge of approximately $403,000 for extending the stock option exercise period to the Company’s former chief financial officer which was incurred in 2004 and no costs incurred in 2005 coupled with reduced pre-marketing consulting in 2005 vs. 2004. The increase in insurance is attributable to higher insurance rates.

Depreciation and amortization expenses decreased by $51,524, or 34%, from $150,276 in 2004 to $98,752 in 2005. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, increased by $1,250,450 from an expense of $925,383 in 2004 to income of $325,067 in 2005. Interest expense decreased by $1,040,810 to $2,826 in 2005 from $1,043,636 in 2004. The decrease in 2005 interest expense is a result of the retirement of the September 2003 Convertible Debentures during the first quarter of 2005. Interest income increased by $218,618, or 157%, to $357,520 in 2005 from $138,902 in 2004 as a result of higher average cash and short term investment balances. During the quarter, the Company recorded in other income royalties of $8,289 compared with $1,285 in the second quarter of 2004 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2005 and has net operating losses from previous years. The Company has created a 100% valuation allowance against the deferred tax asset.

Six Months ended June 30, 2005 and 2004

Total operating expenses decreased by $790,149 or 9%, from $8,848,353 in 2004 to $8,058,204 in 2005. With the completion of the pivotal dexanabinol trial in TBI and the decision to discontinue efforts for this indication, resources have been allocated to pre-clinical activities for cannabinor in preparation of beginning human clinical trials in the third quarter of 2005. The Company incurred higher compensation expenses for the deferred compensation from the September 2004 Retention Award Agreements and higher professional fees consisting of accounting and legal fees and higher insurance cost as discussed below.

Major differences in year-to-date operating expenses year–over-year include decreased costs for both the Phase II clinical trials of dexanabinol as a preventative agent against cognitive impairment in CABG operations and the Phase III for TBI which completed enrollment by mid-year 2004. Cannabinor toxicology and other preclinical work has continued in the second quarter of 2005 along with scale up manufacturing and technology transfer to the active pharmaceutical ingredient supplier.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company’s Phase II project is the development of dexanabinol as a preventative agent against the cognitive impairment that can follow CABG surgery. During the first half of 2005, the gross cost of development and review was approximately $0.6 million. Total costs since the CI-CABG project entered Phase II development in 2003 through June 30, 2005 were $3.0 million. The Company is evaluating various strategies regarding development of this product and will make its determination of direction in the second half of 2005. To bring this product to the FDA for approval would require extensive additional testing in both Phase II and Phase III trials and there is no assurance the product could achieve regulatory approval and commercialization.

Gross expenses for other research and development projects in early stages of development for the first two quarters of 2005 and 2004 were $3,509,373 and $925,064, respectively. Over 75% of the spending in both 2005 and 2004 was related to cannabinor and other CB2 compounds. Research & development (R&D) gross expenses decreased by $2,459,487 or 33% from $7,505,083 in 2004 to $5,045,236 in 2005 due to a reduction in clinical activity. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $731,455 and $1,707,145 during the first two quarters of 2005 and 2004, respectively, which reduced the research and development expenses. Total research and development expenses, net of grants, decreased by 1,484,157 or 26% from $5,797,938 in 2004 to $4,313,781 in 2005.

General and administrative expenses increased by $780,401 or 28%, from $2,750,345 in 2004 to $3,530,746 in 2005. The increase in general and administrative expenses is due to higher compensation, professional fees, and insurance by $555,508, $542,911, and $211,222 respectively, in the first two quarters of 2005 compared to the first two quarters of 2004. The decrease in general and administrative expenses is due to lower consultant expenses by $493,765 and savings from the Company’s cost containment efforts in the first half of 2005 compared to the first half of 2004. The increase in compensation is attributed to the amortization of deferred compensation related to General & Administration from the Retention Award Agreements in the amount of $551,471 which commenced in the third quarter of 2004. The higher professional fees in 2005 are attributed to increased accounting fees related to Sarbanes-Oxley compliance and legal fees related to the class action suits. The decrease in consulting is attributed to a non-cash charge of approximately $403,000 for extending the stock option exercise period to the Company’s former chief financial officer which was incurred in 2004 and no costs incurred in 2005 coupled with reduced pre-marketing consulting in 2005 vs. 2004. The increase in insurance is attributable to higher insurance rates.

Depreciation and amortization expenses decreased by $86,393, or 29%, from $300,070 in 2004 to $213,677 in 2005. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, increased by $13,775,042 from an expense of $2,377,749 in 2004 to income of $11,397,293 in 2005. Income of $10,725,688 was recognized for the net payment received from B&L in the first quarter of 2005. Interest expense decreased by $2,324,203 to $163,372 in 2005 from $2,487,575 in 2004. The decrease in 2005 interest expense is a result of the substantially reduced average outstanding balance during the first half of 2005 of the September 2003 Convertible Debentures. This debt was fully repaid as of March 31, 2005. Interest income increased by $324,167, or 107%, to $627,016 in 2005 from $302,849 in 2004 as a result of a higher average cash balance. During the first half of 2005, the Company recorded in other income royalties of $20,491 compared with $4,754 in the first half of 2004 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2005 and has net operating losses from previous years. The Company has created a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $139.6 million at June 30, 2005. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company’s liquidity and financial position on June 30, 2005, and on December 31, 2004:

	June 30, 2005	December 31, 2004

Working capital	$50,273,800	$46,269,367

Cash and cash equivalents	$44,345,792	$49,014,530

Short term investments	$6,807,932	$—

Short-term convertible debentures, net	$—	$4,765,540

Current working capital position

As of June 30, 2005, the Company had working capital of $50.3 million consisting of current assets of $52.7 million and current liabilities of $2.4 million. This represents an increase of $4.0 million from its working capital of $46.3 million on current assets of $55.7 million and current liabilities of $9.4 million as of December 31, 2004. This increase in working capital of $4.0 million was principally due to the net cash received from the B&L payment of $9.2 million ($10.7 million as reported in other income reduced by an outstanding payable to B&L of $1.5 million) and $1.5 million received from the Office of the Chief Scientist of Israel offset by the funding of R&D and G&A activities.

Current and future liquidity position

Management believes that cash and cash equivalents of $44.3 million plus the short term investments of $6.8 million or a total of $51.2 million, as of June 30, 2005, will be sufficient to support the Company’s continuing operations beyond June 30, 2006. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

Cash

At June 30, 2005, cash and cash equivalents totaled $44.3 million. At December 31, 2004 cash and cash equivalents totaled $49.0 million. This net decrease in cash of $4.7 million was due to the net cash received from the B&L payment of $9.2 million and $1.5 million received from the Office of the Chief Scientist of Israel, offset by the investment in cash in short term investments in the amount of $6.8 million and $8.6 for normal operating requirements. The cash and cash equivalents short term investments will be used to finance future growth.

Operating activities

Net cash used in operating activities for the first half of 2005 was $6.9 million compared to net cash used of $10.2 million for the first half of 2004. The decrease in cash used of $3.3 million is primarily due to lower R&D spending related to the clinical trials in 2004, the timing of the of grants offset by the payment of annual insurance premiums and other operating activities.

Investing activities

Restricted cash during the first quarters of 2005 was reduced by approximately $4.8 million as a result of the final repayment of the September 2003 Convertible Debentures.

During the first quarter of 2005, the Company received $10.7 million related to investing activities for a non-recurring milestone payment from Bausch & Lomb related to the FDA approval of Zylet™.

The Company invested cash of approximately $6.8 million in short term securities during the first two quarters of 2005.

Capital expenditures for property, plant and equipment for the first six months of 2005 and 2004 totaled approximately $111,000 and $154,000, respectively for normal replacements and improvements.

Financing activities

During the first quarter of 2005, the financing activities were the repayment of the remainder of the September 2003 Convertible Debentures.

During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest into 99,532 shares of common stock of the Company. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. As of June 30, 2005, the Company repaid all of the outstanding September 2003 Convertible Debentures amounting to a total of $19.0 million.

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

In accordance with section 4310(c)(8) of the NASDAQ Marketplace Rules, the Company had until September 14, 2005 (180 calendar days from March 18, 2005) to regain compliance

On June 21, 2005, the Company received notice from NASDAQ that the Company had regained compliance with NASDAQ Marketplace Rule 4310(c)(4). Such Rule, in general, requires that a listed company maintain a closing bid price of $1.00 for continued listing on the NASDAQ SmallCap Market. The notice stated that for 10 consecutive business days, the Company’s stock had closed above $1.00, and therefore, the Company regained compliance with this Rule. No further actions in this regard were required of the Company.

Commitment and Contingencies

As of June 30, 2005, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Undetermined

Operating Leases	$1,489,995	$540,237	$833,289	$116,469	$—	$—
Other long-term liabilities reflected on our balance sheet*	986,445	—	—	—	—	986,445
Other Commitment**	500,000	250,000	250,000	—	—	—

Total	$2,976,440	$790,237	$1,083,289	$116,469	$—	$986,445

*
Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $739,461.

**	Represents cash portion of the September 2004 Retention Award Agreement given to the CEO and President. The Company has accrued $229,779 through June 30, 2005.
21

New accounting pronouncements

In May 2005, the FASB has issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 – Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, that clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) No. 143 – Accounting for Asset Retirement Obligations. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents, short term investments and the currency impact in Israel. Due to the relatively short-term nature of these investments the Company has determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us. The value of the warrant liability is based upon the Company’s stock price.

Item 4.	Controls And Procedures

(a)    Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of Pharmos’ Chief Executive Officer and Chief Financial Officer and several other members of Pharmos’ senior management at June 30, 2005. Based on this evaluation, Pharmos’ Chief Executive Officer and Chief Financial Officer concluded that Pharmos’ disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2005 to ensure that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of the material weakness identified in the first quarter of 2005 as described below.

During the first quarter of 2005, management identified a material weakness regarding the company’s preparation and review of its Consolidated Statement of Cash Flows for the three months ended March 31, 2005. Specifically, the Company did not have effective controls in place to ensure the net payments of $10.7 million related to the Bausch & Lomb milestone payment were properly classified as cash flows from investing activities versus cash flows from operating activities. This control deficiency resulted in an adjustment to the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2005 which was recorded prior to the filing of the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2005. The Company is in the process of remediating this weakness by strengthening the control procedures surrounding the review and classification of cash flows from nonrecurring transactions during the quarterly closing process.

(b) Changes in Internal Control Over Financial Reporting: Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
23

Part II Other Information Item 1 Legal Proceedings

The Company and three current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements regarding the effectiveness of dexanabinol in treating TBI which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. These class actions have been consolidated by order of the Court and lead plaintiffs and lead plaintiffs’ counsel have been appointed. Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

In addition, two purported shareholders of Pharmos common stock have commenced derivative actions against our directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. The second was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. Both lawsuits allege generally, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions. The complaints seek unspecified damages. Management intends to take all appropriate action in respect of the derivative actions.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	NONE

Item 3	Defaults upon Senior Securities	NONE

Item 4	Submission of Matters to Vote of Security Holders	NONE

Item 5	Other Information	NONE

Item 6	Exhibits

Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amendment No. 1, dated as of June 30, 2005, to the License Agreement by and between Pharmos Ltd. and Herbamed Ltd., dated as of December 18, 2001.
24

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Dated: August 9, 2005
	by:	/s/ James A. Meer

James A. Meer
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
25