Form 10-Q
period 2005-09-30
PHARMOS CORP
filed 2005-11-08
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of November 7, 2005 the Registrant had outstanding 19,027,809 shares of its $.03 par value Common Stock.

Part I. Financial Information
Item 1 Financial Statements
 PHARMOS   CORPORATION
  (Unaudited)
  Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004

Assets
Cash and cash equivalents	$34,678,382	$49,014,530
Short-term investments	13,551,278	—
Restricted cash	—	4,846,155
Research and development grants receivable	589,396	1,537,782
Prepaid expenses and other current assets	963,039	262,810
Debt issuance costs	—	45,648

Total current assets	49,782,095	55,706,925

Fixed assets, net	812,698	987,451
Restricted cash	141,563	139,594
Severance pay funded	779,820	811,926
Other assets	18,496	18,946

Total assets	$51,534,672	$57,664,842

Liabilities and Shareholder’s Equity
Accounts payable	$295,448	$2,462,162
Accrued expenses	910,689	1,155,413
Warrant liability	43,709	297,955
Accrued wages and other compensation	1,164,477	756,488
Convertible debentures, net	—	4,765,540

Total current liabilities	2,414,323	9,437,558

Other liability	137,797	39,412
Severance pay	1,048,069	1,197,039

Total liabilities	3,600,189	10,674,009

Commitments and contingencies

Shareholder’s Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	—	—

Common stock, $.03 par value; 60,000,000 shares authorized, 19,027,809 issued	570,834	2,854,112
Deferred compensation	(805,132)	(1,701,122)
Paid-in capital in excess of par	191,094,477	188,809,955
Accumulated deficit	(142,925,270)	(142,971,686)

Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	47,934,483	46,990,833

Total liabilities and shareholders’ equity	$51,534,672	$57,664,842

The accompanying notes are an integral part of these condensed consolidated financial statements

PHARMOS CORPORATION
(Unaudited)
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Expenses
Research and development, gross	$2,180,137	$4,811,747	$7,225,373	$12,316,830
Grants	(284,185)	(1,032,813)	(1,015,640)	(2,739,958)

Research and development, net of grants	1,895,952	3,778,934	6,209,733	9,576,872
Selling, general and administrative	1,734,493	1,739,679	5,265,239	4,490,024
Depreciation and amortization	87,841	143,300	301,518	443,370

Total operating expenses	3,718,286	5,661,913	11,776,490	14,510,266

Loss from operations	(3,718,286)	(5,661,913)	(11,776,490)	(14,510,266)

Other income (expense)

Bausch & Lomb payment	—	—	10,725,688	—
Interest income	416,267	147,294	1,043,283	450,143
Interest expense	(2,219)	(756,804)	(165,591)	(3,244,379)
Change in value of warrants	11,562	345,284	254,246	143,577
Other (expense) income	0	(16,770)	(34,723)	(8,086)

Other income (expense), net	425,610	(280,996)	11,822,903	(2,658,745)

Net income (loss)	($3,292,676)	($5,942,909)	$46,413	($17,169,011)

Net income (loss) per share
- basic	($0.17)	($0.33)	$0.00	($0.97)

- diluted	($0.17)	($0.33)	$0.00	($0.97)

Weighted average shares outstanding
- basic	18,974,338	18,150,939	18,974,120	17,754,459

- diluted	18,974,338	18,150,939	18,974,954	17,754,459

The accompanying notes are an integral part of these condensed consolidated financial statements

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Nine months Ended September 30,
	2005	2004

Cash flows from operating activities
Net income (loss)	$46,413	$(17,169,011)
Adjustments to reconcile net income (loss) loss to net cash used in operating activities:

Depreciation and amortization	301,518	443,370
Interest expense on convertible debentures converted into common stock	—	10,555
Provision for severance pay	(148,970)	91,168
Change in the value of warrants	(254,246)	(143,577)
Amortization of debt discount and issuance costs	126,256	2,748,274
Amortization of stock options issuances below fair market value	68,772	53,936
Option expense – consultant compensation	1,244	558,206
Amortization of restricted shares issuance	827,217	91,913
Income from Bausch & Lomb milestone payment, net	(10,725,688)	—
Changes in operating assets and liabilities:
Research and development grants receivable	948,386	(1,069,381)
Prepaid expenses and other current assets	(700,229)	49,060
Severance pay funding	32,106	(81,640)
Other assets	450	1,645
Accounts payable	(634,186)	(794,546)
Accrued expenses	(244,724)	(122,294)
Accrued wages and other compensation	407,989	(185,409)
Other liabilities	98,385	22,978

Net cash used in operating activities	(9,849,307)	(15,494,753)

Cash flows from investing activities
Purchases of fixed assets	(126,761)	(238,671)
Proceeds from Bausch & Lomb milestone payment	12,275,000	—
Payment to Bausch & Lomb related to sale of ophthalmic business	(1,532,528)	—
Royalty payment and grant reimbursement related to Bausch & Lomb milestone payment	(1,549,312)	—
Purchase of short-term investments	(13,551,278)	—
Decrease in restricted cash	4,844,186	6,729,798

Net cash provided by investing activities	359,307	6,491,127

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of options and warrants, net of issuance costs	—	20,812,716
Repayment of convertible debentures	(4,846,148)	(9,692,308)

Net cash used in financing activities	(4,846,148)	11,120,408

Net increase (decrease) in cash and cash equivalents	(14,336,148)	2,116,782

Cash and cash equivalents at beginning of year	49,014,530	49,292,640

Cash and cash equivalents at end of period	$34,678,382	$51,409,422

Supplemental information:
Interest paid	$39,042	$479,828
Supplemental disclosure of non-cash financing activities:
Conversion of convertible debt	$—	$2,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

1. The Company

Pharmos Corporation (the Company or Pharmos) is a bio-pharmaceutical company that discovers and develops novel therapeutics to treat a range of indications, in particular, central and peripheral neurological and inflammatory disorders. The Company’s core proprietary technology platform focuses on discovery and development of synthetic cannabinoid compounds. Cannabinor, the lead CB2-selective receptor agonist candidate, began Phase I safety studies in the third quarter of 2005 and, if successful, will enter Phase II testing in pain indications in early 2006. From the dextrocannabinoid family, the neuroprotective drug candidate dexanabinol completed a Phase IIa trial as a preventive agent against post-surgical cognitive impairment in the fourth quarter of 2004. Other compounds from Pharmos’ proprietary synthetic cannabinoid library are in pre-clinical studies targeting pain, multiple sclerosis, rheumatoid arthritis and other disorders. The Company’s NanoEmulsion drug delivery system is in clinical-stage development for topical application of analgesic and anti-inflammatory agents. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2. Liquidity and Business Risks

The Company was not profitable in 2002, 2003, or 2004. During the nine months ended September 30, 2005, the Company funded all of its expenses through other income of $10.7 million as a result of the receipt of a non-recurring milestone payment in January 2005 from Bausch & Lomb (B&L) related to the FDA approval and subsequent product launch of Zylet™ and income from the Office of the Chief Scientist of Israel. At September 30, 2005, the Company had an accumulated deficit of $142.9 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling of $48.2 million as of September 30, 2005, will be sufficient to support the Company’s continuing operations beyond September 30, 2006.

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

3. Significant Accounting Policies

Reverse Stock Split

On May 26, 2005, Pharmos Corporation filed a Certificate of Change with the Nevada Secretary of State which served to effect, as of May 31, 2005, a 1-for-5 reverse split of Pharmos’ common stock. As a result of the reverse stock split, every five shares of Pharmos common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were rounded up to whole shares. The reverse stock split affected all of Pharmos’ common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of Pharmos’ common stock outstanding from 95,137,076 shares to 19,027,809 shares, and the number of authorized shares of common stock was reduced from 150,000,000 shares to 30,000,000 shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split. At the Annual Meeting in September 2005, the shareholders voted to increase the number of authorized shares of common stock to 60,000,000 shares.

Reclassifications

The consolidated statement of cash flows for the nine months ended September 30, 2005 includes in cash flows from investing activities a $1.5 million payment made during the three months ended March 31, 2005 to Bausch & Lomb related to the sale of the ophthalmic business. For the three months ended March 31, 2005 such payment was included in cash flow used in operating activities. This reclass was recorded in the three month period ended June 30, 2005 and had no impact on the Consolidated Balance Sheet or Consolidated Statement of Operations for any period.

Research and development grants receivable

As of September 30, 2005 and December 31, 2004, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

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

Restricted cash

In connection with the September 2003 Convertible Debenture offering, the terms of the agreement required the Company to establish an escrow account. The escrow account is shown as Restricted Cash on the Company’s balance sheet and had been released to the Company generally in proportion to the amount of Convertible Debentures converted into common shares or in connection with the repayment of the debt that began in March 2004. The short-term balance represents debt repayment due within 12 months. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into shares of common stock. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. The Company repaid in full the debenture holders approximately $4.8 million from its escrow account during the nine months ended September 30, 2005.

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

Tax Provision

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2005 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

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

	Three months ended, September 30,		Nine months ended, September 30,
	2005	2004	2005	2004

Net loss (income) as reported	($3,292,676)	($5,942,909)	$46,413	($17,169,011)
Add: Stock-based employee compensation expense included in reported net income (loss)	274,199	109,865	895,989	145,849
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(352,097)	(466,715)	(4,168,379)	(1,172,919)

Pro forma net loss	($3,370,574)	($6,299,759)	($3,225,977)	($18,196,081)

Loss (earnings) per share:

Basic - as reported	($0.17)	($0.35)	$0.00	($0.97)
Diluted - as reported	($0.17)	($0.35)	$0.00	($0.97)
Basic - pro forma	($0.18)	($0.35)	($0.17)	($1.02)
Diluted – pro forma	($0.18)	($0.35)	($0.17)	($1.02)

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

	Three months ended, September 30,		Nine months ended, September 30,
	2005	2004	2005	2004

Risk-free interest rate	n/a*	3.69%	3.71-3.72%	3.07 – 3.69%
Expected lives (in years)	n/a*	5	5	5
Dividend yield	n/a*	0%	0%	0%
Expected volatility	n/a*	87%	99-107%	87-88%

        * No options were granted in the third quarter of 2005

New Accounting Pronouncements

New pronouncements issued by the FASB and not effective until after September 30, 2005 are not expected to have a significant effect on the company’s financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. The Company expects to adopt the provisions of SFAS 123R, prospectively, beginning January 1, 2006.

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

4. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock issued and outstanding. For the period ending September 30, 2004, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, a limited number of the stock options or warrants as of September 30, 2005 were “in the money” or would be considered other potential common stock and have been included in the calculation of diluted net earnings per share. The basis for the shares used in determining the diluted shares include in the calculation of diluted income per share for September 30, 2005 is illustrated below.

	September 30, 2005	September 30, 2004

Weighted average shares outstanding – basic	18,974,120	17,754,459

Restricted shares – non-vested	—	—

Weighted average of options that are “in the money”	834	—

Weighted average shares outstanding – diluted	18,974,954	17,754,459

The following table sets forth the number of potential shares of common stock that have been excluded from diluted income (loss) per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income (loss) per share would have been anti-dilutive.

	September 30,	September 30,
	2005	2004

Stock options	909,158	1,065,993
Warrants	1,176,310	1,361,288
Shares issuable upon exercise of convertible debt	—	466,373
Restricted stock – non vested	126,582	126,582

Total potential dilutive securities not included in loss (income) per share	2,212,050	3,020,236

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

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and Chief Executive Officer of Pharmos. In the three and nine months ending September 30, 2005, the Company recorded in other income royalties of $2,219 and $22,710, compared with $59 and $4,813 in the same periods in 2004, per the licensing agreement with Herbamed.

6. Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million was to be available to fund acquisitions upon the approval of the investors. The convertible debentures were convertible into common stock of the Company at a fixed price of $20.20, or 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bore an interest rate of 4%, were redeemed in 13 substantially equal monthly increments which began March 31, 2004. Amounts converted into shares of Pharmos common stock reduced the monthly redemption amount in inverse order of maturity. The $16.0 million earmarked for acquisition activity was to be held in escrow until used or repaid. In connection with the financing, the Company also issued 1,102,941 three-year warrants (including 102,941 placement agent warrants) to purchase 1,102,941 shares of common stock at an exercise price of $10.20 per share. The issuance costs related to the convertible debentures of approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants were capitalized and amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $21.0 million in gross proceeds between the convertible debentures and the warrants based on their relative fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount had accreted over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures were deferred and amortized to interest expense over the life of the debt. APB 21 also requires the Company to allocate the warrant costs between the convertible debentures and the transaction warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital. During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest. The Company issued 99,532 shares of common stock. As of March 31, 2005, the Convertible Debentures have been fully repaid.

7. Common Stock Transactions

In the nine months ended September 30, 2005, there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans. In the nine months ended September 30, 2005, the Company incurred a non-cash charge of $1,244 for issuing stock options to consultants who have since become employees. In addition, the amortization of the remaining balance for options which had been issued below fair market value in 2004 has been expensed in the amount of $48,000 in the second quarter of 2005 as a result of the acceleration of vested options above $9.00 which included these shares.

On May 26, 2005, Pharmos Corporation filed a Certificate of Change with the Nevada Secretary of State which served to effect, as of May 31, 2005, a 1-for-5 reverse split of Pharmos’ common stock. As a result of the reverse stock split, every five shares of Pharmos common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were rounded up to whole shares. The reverse stock split affected all of Pharmos’ common stock, stock options, restricted shares and warrants outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of Pharmos’ common stock outstanding from 95,137,076 shares to 19,027,809 shares, and the number of authorized shares of common stock was reduced from 150,000,000 shares to 30,000,000 shares. The authorized shares of common stock were increased to 60,000,000 shares at the Annual Meeting held in September 2005.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 75,950 restricted stock units to Dr. Aviv and $200,000 cash and 50,633 shares of restricted stock to Dr. Riesenfeld (the Awards). One half of the Awards shall vest or are scheduled to vest and become non-forfeitable on December 31, 2005, and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, will be expensed pro rata over the vesting periods. During the nine month period ended September 30, 2005, the Company recorded an expense of $827,000 in connection with the stock portion of the Awards.

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 1,011,765 shares of common stock at a price of $4.25 per share and approximately 200 thousand warrants at an exercise price of $6.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a derivative gain/loss until exercised or expiration and amounted to $43,709 at September 30, 2005. Upon exercise of each of the warrants, the related liability is reduced by recording an adjustment to additional paid-in-capital.

8. Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company’s selling operations are maintained in the United States.

Geographic information for the three and nine months ending September 30, 2005 and 2004 are as follows:

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Net (loss) income
United States	$(3,224,696)	$(5,824,145)	$300,778	$(16,837,447)
Israel	(67,980)	(118,764)	(254,365)	(331,564)

	$(3,292,676)	$(5,942,909)	$49,413	$(17,169,011)

Capital Expenditures
United States	$—	$31,493	$3,945	$71,057
Israel	16,091	53,489	122,816	167,614

	$16,091	$84,982	$126,761	$238,671

Geographic information as of September 30, 2005 and 2004 are as follows:
			2005	2004

Total Assets
United States			$47,709,020	$60,494,279
Israel			3,825,652	4,566,729

			$51,534,672	$65,061,008

Long Lived Assets, net
United States			$110,158	$130,483
Israel			1,500,856	1,634,909

			$1,611,014	$1,765,392

9. Subsequent Events

In early October, the Company notified its Chief Operating Officer that it would not be renewing his employment agreement when it expires in April 2006. Under the terms of his employment agreement, this non-renewal will require several payments from the Company including salary, benefits and the vesting of certain stock options and restricted stock. These payments will include his salary through April 2006, one year’s additional salary of $249,063, plus payments for benefits commensurate with his current benefits. In addition, his restricted stock and other stock options will become vested. The balance for the restricted shares carried in Deferred Compensation within Equity is $322,059 as of September 30, 2005. The Company also expects to record approximately $300,000 in other severance costs in the fourth quarter of 2005.

On November 7, 2005, the Company entered into an employment agreement with a new President and Chief Operating Officer, to be effective as of November 14, 2005. Under the terms of his employment agreement, he will receive an annual salary of $315,000, a sign-on bonus of $40,000 plus option to purchase 325,000 shares of common stock.

10. Commitments and Contingencies

Legal

The Company and certain current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements regarding the effectiveness of dexanabinol in treating TBI which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. These class actions have been consolidated by order of the Court and lead plaintiffs and lead plaintiffs’ counsel have been appointed. An amended complaint was filed in September 2005. Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

In addition, two purported shareholders of Pharmos common stock have commenced derivative actions against our directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The second was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. Both lawsuits allege generally, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions. The complaints seek unspecified damages. The Company believes the complaints are without merit and intends to defend the lawsuits vigorously, and is planning on filing motions to dismiss the pending actions.

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

Executive Summary

During the third quarter of 2005, the Company commenced a Phase I trial for its lead candidate for treating pain, a CB-2 selective agonist, cannabinor (formerly known as PRS 211,375). If successful, the Company will enter Phase II testing in pain indications in early 2006. The Company’s NanoEmulsion drug delivery system is in development for the topical application of analgesic and anti-inflammatory agents and also has the potential for the delivery of a wide variety of water-insoluble molecules. Phase I (safety and tolerability) studies have been completed with a prototype formulation of an NSAID, and revealed that the it was well-tolerated. The Company expects to commence a clinical program in the first half of 2006. From the dextrocannabinoid family, the neuroprotective drug candidate dexanabinol completed a Phase IIa trial as a preventive agent against post-surgical cognitive impairment in the fourth quarter of 2004. Results of the exploratory Phase II trial of dexanabinol as a preventive agent for cognitive impairment (CI) in coronary artery bypass graft (CABG) patients are being reviewed internally and with the FDA. The Company expects to complete its evaluation of the clinical and regulatory aspects of this program and their impact on the future of the program during the fourth quarter of this year.

During the nine months ended September 30, 2005, Pharmos advanced the lead candidate from its proprietary platform of CB2-selective synthetic cannabinoid compounds, cannabinor, through the initial stages of development, including safety and toxicology studies in multiple species, kinetics, and clinical Phase I. Cannabinor and other platform compounds were designed to reduce the side effects caused by natural cannabinoids. In a number of animal models, these compounds have demonstrated efficacy as analgesics to treat moderate to severe pain, as anti-inflammatory agents, and immunomodulation agents to treat diseases such as multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease. The Company commenced Phase I human testing of cannabinor during the third quarter of 2005, and dosing in the Phase I study in healthy volunteers has been completed. Pending full review of the Phase I data, Phase II studies will be conducted to assess feasibility for treating indications such as post-operative pain and neuropathic pain with cannabinor.

Pharmos has initiated a clinical program to develop its proprietary NanoEmulsion drug delivery technology. A Phase I study in healthy volunteers has been completed, and the formulation was well-tolerated. The Company plans to initiate a Phase I/II feasibility clinical trial in the first quarter of 2006. The study will evaluate safety, pharmacokinetics and the analgesic effect of an approved non-steroidal anti-inflammatory drug (NSAID) formulated in its NanoEmulsion. Efforts are targeted for the development of a product for the treatment of osteoarthritic pain.

Pharmos invented and owns a family of patents covering novel NanoEmulsion formulations as vehicles for lipophilic drugs. A topical application of the nanotechnology has already demonstrated excellent targeted delivery of lipophilic drugs to muscle and joints in animal models. Topical application of drugs directly to pathological sites offers potential advantages over systemic delivery by producing high drug concentration in the affected tissue while avoiding unwanted side-effects due to high systemic drug levels. Topical preparations of NSAIDs are commonly used as analgesics and anti-inflammatory agents to treat various disorders such as arthropathies and myalgias. Many topical formulations employ chemical penetration enhancers to improve dermal penetration of drugs. Chemical enhancers, which are usually organic solvents, may cause skin irritation and sensitization. An advantage of Pharmos’ NanoEmulsion is that it is composed of natural lipids and oils designed to minimize irritation as well as its high loading capacity for lipophilic drugs.

In December 2004, the Company completed and announced the results of a Phase 3 trial of dexanabinol to treat severe traumatic brain injury (TBI) patients. Dexanabinol did not demonstrate efficacy in the trial, and the program was discontinued. A final report was submitted to the FDA, and a manuscript was submitted to a peer-reviewed journal for publication. During 2005, the Company responded to the unfavorable TBI results and the termination of the TBI project by reducing its workforce by 15%, rebalancing its personnel to focus on advancing its preclinical programs toward a clinical developmental stage and by reducing costs without jeopardizing its strategic initiatives.

On May 26, 2005, Pharmos Corporation filed a Certificate of Change with the Nevada Secretary of State which served to effect, as of May 31, 2005, a 1-for-5 reverse split of Pharmos’ common stock. As a result of the reverse stock split, every five shares of Pharmos common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were rounded up to whole shares. The reverse stock split affected all of Pharmos’ common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of Pharmos’ common stock outstanding from 95,137,076 shares to 19,027,809 shares, and the number of authorized shares of common stock was reduced from 150,000,000 shares to 30,000,000 shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split. At the Annual Meeting in September 2005, the shareholders voted to increase the number of authorized shares of common stock to 60,000,000 shares.

The Company is currently dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company was not profitable in 2002, 2003, or 2004. During the nine months ended September 30, 2005, the Company funded all of its expenses through other income of $10.7 million as a result of the receipt of a non-recurring milestone payment in January 2005 from Bausch & Lomb (B&L) related to the FDA approval and subsequent project launch of Zylet™ and income from grants received from the Office of the Chief Scientist of Israel. At September 30, 2005, the Company has an accumulated deficit of $142.9 million and expects to continue to incur losses going forward. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company’s product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Results of Operations

Quarters ended September 30, 2005 and 2004

Total operating expenses decreased by $1,943,627 or 34%, from $5,661,913 in 2004 to $3,718,286 in 2005. With the completion of the pivotal dexanabinol trial in TBI and the decision to discontinue efforts for this indication, resources have been allocated to pre-clinical activities for cannabinor in preparation of beginning human clinical trials in the third quarter of 2005. The Company incurred higher compensation expenses for the deferred compensation from the September 2004 Retention Award Agreements, and higher investor relations costs and higher insurance costs as discussed below.

Research efforts in 2005 have been focused on the completion of cannabinor toxicology, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel, as well as continuing to identify new, potentially more potent, CB2 agonists. During the quarter, the Company both initiated and completed dosing its dose escalating safety trial. The major decreases in quarter to quarter operating expenses for 2005 and 2004 reflects the shift from robust clinical trial spending for two trials in 2004 vs. primarily in-house research & development activities.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company’s Phase II project is the development of dexanabinol as a preventive agent against the cognitive impairment that can follow CABG surgery. During the third quarter of 2005, the gross cost of development and review was approximately $0.2 million. Total costs since the CI-CABG project entered Phase II development in 2003 through September 30, 2005 were $3.2 million. The Company is evaluating various strategies regarding development of this product and will make its determination of direction in the fourth quarter. To bring this product to the FDA for approval would require extensive additional testing in both Phase II and Phase III trials and there is no assurance the product could achieve regulatory approval and commercialization.

Gross expenses for other research and development projects in early stages of development for the third quarters of 2005 and 2004 were $1,453,807 and $1,741,596, respectively. Over 80% of the spending in both 2005 and 2004 was related to cannabinor and other CB2 compounds. Research & development (R&D) gross expenses decreased by $2,631,610 or 55% from $4,811,747 in 2004 to $2,180,137 in 2005, primarily related to the TBI clinical activity in 2004. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $284,185 and $1,032,813 during the third quarter of 2005 and 2004, respectively, which reduced the research and development expenses. Total research and development expenses, net of grants, decreased by $1,882,982 or 50% from $3,778,934 in 2004 to $1,895,952 in 2005.

General and administrative expenses remained at the same level at $1,734,493 in 2005 from $1,739,679 in 2004 in total; however, there were offsetting variances within the major expense categories. The increase in general and administrative expenses is due to higher compensation, insurance and investor relations by $202,851, $124,636 and $66,503, respectively, in the third quarter 2005 compared to the third quarter 2004. The decrease in general and administrative expenses is due to lower professional fees and consultant expenses by $157,656 and $214,109, respectively, coupled with savings from the Company’s cost containment efforts in the third quarter 2005 compared to the third quarter 2004. The increase in compensation is attributed to the amortization of deferred compensation related to General & Administration from the Retention Award Agreements in the amount of $183,826 which commenced in the third quarter of 2004. The increase in insurance is attributable to higher insurance rates. The increase in investor relation costs is solely a result of the change in the timing of the annual meeting from its normal June schedule to September 2005 and the shift in the timing of the expenses from the 2nd quarter of 2005 to the 3rd quarter of 2005. The decrease in professional fees in 2005 over 2004 is from the higher expenses recognized in the third quarter of 2004 for accounting fees for the cost of implementation and compliance for SOX 404 offset by higher legal fees in 2005 related to the class action suits. The decrease in consulting expenses is attributed to a non-cash charge for stock options provided to a key consultant in 2004 and no costs incurred in 2005, coupled with reduced pre-marketing consulting in 2005 vs. 2004.

Depreciation and amortization expenses decreased by $55,459, or 39%, from $143,300 in 2004 to $87,841 in 2005. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, increased by $706,606 from an expense of $280,996 in 2004 to income of $425,610 in 2005. Interest expense decreased by $754,585 to $2,219 in 2005 from $756,804 in 2004. The decrease in 2005 interest expense is a result of the retirement of the September 2003 Convertible Debentures during the first quarter of 2005. Interest income increased by $268,973, or 183%, to $416,267 in 2005 from $147,294 in 2004 as a result of higher average cash and short term investment balances. During the quarter, the Company recorded in other income royalties of $2,219 compared with $59 in the third quarter of 2004 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2005 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Nine months ended September 30, 2005 and 2004

Total operating expenses decreased by $2,733,776 or 19%, from $14,510,266 in 2004 to $11,766,490 in 2005. With the completion of the pivotal dexanabinol trial in TBI and the decision to discontinue efforts for this indication, resources have been allocated to pre-clinical activities and clinical for cannabinor in preparation of human clinical trials which began in the third quarter of 2005. The Company incurred higher compensation expenses for the deferred compensation from the September 2004 Retention Award Agreements and higher professional fees consisting of accounting and legal fees and higher insurance cost as discussed below.

Research efforts in 2005 have been focused on the completion of cannabinor toxicology, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel. During the quarter, the Company commenced its dose escalating safety trial. The major decreases in year-to-date operating expenses year–over-year reflects the shift from robust clinical trial spending for two trials in 2004 vs. primarily in-house research & development activities.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company’s Phase II project is the development of dexanabinol as a preventive agent against the cognitive impairment that can follow CABG surgery. During the first nine months 2005, the gross cost of development and review was approximately $0.9 million. Total costs since the CI-CABG project entered Phase II development in 2003 through September 30, 2005 were $3.2 million. The Company is evaluating various strategies regarding development of this product and will make its determination of direction in the fourth quarter of 2005. To bring this product to the FDA for approval would require extensive additional testing in both Phase II and Phase III trials and there is no assurance the product could achieve regulatory approval and commercialization.

Gross expenses for other research and development projects in early stages of development for the nine months ended September 30, 2005 and 2004 were $4,521,387 and $ 2,666,660, respectively. Over 85% of the spending in both 2005 and 2004 was related to cannabinor and other CB2 compounds. Research & development (R&D) gross expenses decreased by $5,091,457 or 41% from $12,316,830 in 2004 to $7,225,373 in 2005 due to a reduction in clinical activity. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $1,015,640 and $2,739,958 during the nine months ended September 30, 2005 and 2004, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, decreased by 3,367,139 or 35% from $9,576,872 in 2004 to $6,209,733 in 2005.

General and administrative expenses increased by $775,215 or 17%, from $4,490,024 in 2004 to $5,265,239 in 2005. The increase in general and administrative expenses is due to higher compensation, professional fees, and insurance by $759,800, $385,257, and $335,858 respectively, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in general and administrative expenses is due to lower consultant expenses by $594,066 and savings from the Company’s cost containment efforts in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in compensation is attributed to the amortization of deferred compensation related to General & Administration from the Retention Award Agreements in the amount of $735,295 which commenced in the third quarter of 2004. The higher professional fees in 2005 are attributed to legal fees related to the class action suits and accounting fees related to Sarbanes-Oxley compliance. The decrease in consulting is attributed to a non-cash charge of approximately $490,000 for extending the stock option exercise period to the Company’s former chief financial officer and stock options granted to a key consultant which were incurred in 2004 but did not occur in 2005, coupled with reduced pre-marketing consulting in 2005 vs. 2004. The increase in insurance is attributable to higher insurance rates.

Depreciation and amortization expenses decreased by $141,852, or 32%, from $443,370 in 2004 to $301,518 in 2005. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, increased by $14,481,648 from an expense of $2,658,745 in 2004 to income of $11,822,903 in 2005. Income of $10,725,688 was recognized for the net payment received from B&L in the first quarter of 2005. Interest expense decreased by $3,078,788 from $3,244,379 in 2004 to $165,591 in 2005. The decrease in 2005 interest expense is a result of the substantially reduced average outstanding balance and maturity at March 31,2005 of the September 2003 Convertible Debentures. This debt was fully repaid as of March 31, 2005. Interest income increased by $593,140, or 132%, from $450,143 in 2004 to $1,043,283 in 2005 as a result of a higher average cash balances. During the nine months ended September 30, 2005, the Company recorded in other income royalties of $22,710 compared with $4,813 in the nine months ended September 30, 2004 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2005 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $142.9 million at September 30, 2005. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company’s liquidity and financial position on September 30, 2005, and on December 31, 2004:

	September 30, 2005	December 31, 2004

Working capital	$47,367,772	$46,269,367

Cash and cash equivalents	$34,678,382	$49,014,530

Short term investments	$13,551,278	$—

Total cash, cash equivalents and short term investments	$48,229,660	$49,014,530

Short-term convertible debentures, net	$—	$4,765,540

Current working capital position

As of September 30, 2005, the Company had working capital of $47.4 million consisting of current assets of $49.8 million and current liabilities of $2.4 million. This represents an increase of $1.1 million from its working capital of $46.3 million on current assets of $55.7 million and current liabilities of $9.4 million as of December 31, 2004. This increase in working capital of $1.0 million was principally due to the net cash received from the B&L payment of $9.2 million ($10.7 million as reported in other income reduced by an outstanding payable to B&L of $1.5 million) and $1.9 million received from the Office of the Chief Scientist of Israel offset by the funding of R&D and G&A activities.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $48.2 million as of September 30, 2005, will be sufficient to support the Company’s continuing operations beyond September 30, 2006. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

Cash

At September 30, 2005, cash and cash equivalents totaled $34.7 million. At December 31, 2004 cash and cash equivalents totaled $49.0 million. This net decrease in cash of $14.3 million was due to the investment of cash in short term investments in the amount of $13.6 million and $11.8 for normal operating requirements offset by the net cash received from the B&L payment of $9.2 million and $1.9 million received from the Office of the Chief Scientist of Israel.. The cash, cash equivalents short term investments will be used to finance future growth.

Operating activities

Net cash used in operating activities through the third quarter of 2005 was $9.8 million compared to net cash used of $15.7 million through the third quarter of 2004. The decrease in cash used of $5.9 million is primarily due to lower R&D spending related to the clinical trials in 2004, the timing of the of grants offset by the payment of annual insurance premiums and other operating activities.

Investing activities

Restricted cash during the first three quarters of 2005 was reduced by approximately $4.8 million as a result of the final repayment of the September 2003 Convertible Debentures.

During the first quarter of 2005, the Company received $9.2 million related to investing activities for a non-recurring milestone payment from Bausch & Lomb related to the FDA approval of Zylet™.

The Company invested cash of approximately $13.6 million in short term securities during the nine months ended September 30, 2005.

Capital expenditures for property, plant and equipment for the nine months ended September 30, 2005 and 2004 totaled approximately $127,000 and $239,000, respectively for normal replacements and improvements.

Financing activities

During the nine months ended September 30, 2005, the financing activities were the repayment of the remainder of the September 2003 Convertible Debentures.

During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest into 99,532 shares of common stock of the Company. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. As of September 30, 2005, the Company repaid all of the outstanding September 2003 Convertible Debentures amounting to a total of $19.0 million.

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

Commitment and Contingencies

As of September 30, 2005, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than Years	Undetermined

Operating Leases	$1,361,869	$536,250	$765,097	$60,522	$—	$—
Other long-term liabilities reflected on our balance sheet*	1,048,069	—	—	—	—	1,048,069
Other Commitment**	500,000	250,000	250,000	—	—	—

Total	$2,909,938	$786,250	$1,015,097	$60,522	$—	$1,048,069

*

Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $779,820.

**	Represents cash portion of the September 2004 Retention Award Agreement given to the CEO and President. The Company has accrued $298,713 through September 30, 2005.

Subsequent Events

In early October, the Company notified its Chief Operating Officer that it would not be renewing his employment agreement when it expires in April 2006. Under the terms of his employment agreement, this non-renewal will require several payments from the Company including salary, benefits and the vesting of certain stock options and restricted stock. These payments will include his salary through April 2006, one year’s additional salary of $249,063, plus payments for benefits commensurate with his current benefits. In addition, his restricted stock and other stock options will become vested. The balance for the restricted shares carried in Deferred Compensation within Equity is $322,059 as of September 30, 2005. The Company also expects to record approximately $200,000 in other severance costs in the fourth quarter of 2005.

On November 7, 2005, the Company entered into an Employment Agreement with Alan L. Rubino, 51, to serve as the Company’s new President and Chief Operating Officer, commencing November 14, 2005. Mr. Rubino’s Employment Agreement is attached as exhibit 10.1 to this Quarterly Report on Form 10-Q. Under the terms of his employment agreement, Mr. Rubino will be based in the Company’s Iselin, New Jersey corporate headquarters and will receive an annual salary of $315,000, a sign-on bonus of $40,000 plus options to purchase 325,000 shares of common stock. Prior to joining Pharmos, Mr. Rubino had been Executive Vice President and General Manager of PDI, Inc., a publicly traded outsourcing company focused on the pharmaceutical and biotech industries, since January 2004. From 2001 through December 2003, he served as Senior Vice President/Officer - PTS Marketing and Business Unit Strategy in the Pharmaceutical and Technology Services Division of Cardinal Health, Inc. Between 1977 and 2001, Mr. Rubino was with Hoffmann-LaRoche where he rose to Senior Vice President and a member of the U.S. Executive and Operating Committees. Currently, he is a member of the Board of Directors of Rutgers Business School and Aastrom Biosciences, Inc. and serves on the Advisory Board of SK Corp. Mr. Rubino holds a B.A. in Economics from Rutgers University.

Mr. Rubino will be replacing Dr. Gad Riesenfeld, the Company’s current President and Chief Operating Officer, who will continue working as an employee of the Company through the expiration of his current employment agreement in April 2006.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. As originally issued, SFAS 123R would have been effective for periods beginning after June 15, 2005, but this requirement was amended on April 14, 2005 by a new rule from the SEC that requires adoption of SFAS 123R by the first fiscal year beginning after June 15, 2005. The effect of the new rule for the Company is a six-month deferral of the new standard. Accordingly, the Company expects to adopt the provisions of SFAS 123R beginning January 1, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents, short term investments and the currency impact in Israel. Due to the relatively short-term nature of these investments the Company has determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us. The value of the warrant liability is generally based upon the Company’s stock price.

Item 4. Controls And Procedures

a)      Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of Pharmos’ Chief Executive Officer and Chief Financial Officer and several other members of Pharmos’ senior management at September 30, 2005. Based on this evaluation, Pharmos’ Chief Executive Officer and Chief Financial Officer concluded that Pharmos’ disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2005 to ensure that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of the material weakness identified in the first quarter of 2005 as described below.

During the first quarter of 2005, management identified a material weakness regarding the company’s preparation and review of its Consolidated Statement of Cash Flows for the three months ended March 31, 2005. Specifically, the Company did not have effective controls in place to ensure the net payments of $10.7 million related to the Bausch & Lomb milestone payment were properly classified as cash flows from investing activities versus cash flows from operating activities. This control deficiency resulted in an adjustment to the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2005 which was recorded prior to the filing of the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2005. The Company has put new procedures in place in order to remediate this weakness and strengthen the control procedures surrounding the review and classification of cash flows from nonrecurring transactions during the quarterly closing process.

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

The Company and certain current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements regarding the effectiveness of dexanabinol in treating TBI which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. These class actions have been consolidated by order of the Court and lead plaintiffs and lead plaintiffs’ counsel have been appointed. An amended complaint was filed in September 2005. Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

In addition, two purported shareholders of Pharmos common stock have commenced derivative actions against our directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The second was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. Both lawsuits allege generally, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions. The complaints seek unspecified damages. The Company believes the complaints are without merit and intends to defend the lawsuits vigorously, and is planning on filing motions to dismiss the pending actions.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	NONE

Item 3	Defaults upon Senior Securities	NONE

Item 4	Submission of Matters to Vote of Security Holders

At the Corporation’s Annual Meeting of Stockholders held on September 20, 2005, the stockholders of the Corporation elected the following persons as Class II Directors of the Corporation to serve until the 2008 annual meeting of stockholders and until their successors are duly elected and qualified: Elkan Gamzu and Lawrence F. Marshall. The results of the voting were as follows:

	VOTES FOR	VOTES WITHHELD

Elkan Gamzu	14,329,969	665,796
Lawrence F. Marshall	13,930,403	1,065,363

Also at the Annual Meeting, the stockholders approved the increase in the number of authorized shares of the Company’s Common Stock from 30,000,000 to 60,000,000 with 14,109,372 votes for approval, 853,589 votes against approval, 32,804 abstentions, and zero broker non-votes.

Also at the Annual Meeting, the stockholders approved amending of the Company’s 2000 Stock Option Plan, with 2,543,389 votes cast for approval, 759,596 votes cast against, 66,147 abstentions, and 11,626,634 broker non-votes.

Further, the stockholders ratified the Board’s selection of PricewaterhouseCoopers LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2005, with 14,644,560 votes for ratification, 299,007 votes against ratification, 52,199 abstentions, and zero broker non-votes.

Item 5	Other Information

1. On November 3, 2005, Pharmos Corporation issued a press release reporting financial results for the third quarter of 2005. The press release is attached as exhibit 99.1 to this Quarterly Report on Form 10-Q.

2. On November 7, 2005, the Company entered into an Employment Agreement with Alan L. Rubino, 51, to serve as the Company’s new President and Chief Operating Officer, commencing November 14, 2005. Mr. Rubino’s Employment Agreement is attached as exhibit 10.1 to this Quarterly Report on Form 10-Q. Under the terms of his employment agreement, Mr. Rubino will be based in the Company’s Iselin, New Jersey corporate headquarters and will receive an annual salary of $315,000, a sign-on bonus of $40,000 plus options to purchase 325,000 shares of common stock. Prior to joining Pharmos, Mr. Rubino had been Executive Vice President and General Manager of PDI, Inc., a publicly traded outsourcing company focused on the pharmaceutical and biotech industries, since January 2004. From 2001 through December 2003, he served as Senior Vice President/Officer – PTS Marketing and Business Unit Strategy in the Pharmaceutical and Technology Services Division of Cardinal Health, Inc. Between 1977 and 2001, Mr. Rubino was with Hoffmann-LaRoche where he rose to Senior Vice President and a member of the U.S. Executive and Operating Committees. Currently, he is a member of the Board of Directors of Rutgers Business School and Aastrom Biosciences, Inc. and serves on the Advisory Board of SK Corp. Mr. Rubino holds a B.A. in Economics from Rutgers University. A press release announcing Mr. Rubino’s appointment is attached as exhibit 99.2 to this Quarterly Report on Form 10-Q.

Mr. Rubino will be replacing Dr. Gad Riesenfeld, the Company’s current President and Chief Operating Officer, who will continue working as an employee of the Company through the expiration of his current employment agreement in April 2006.

Item 6	Exhibits

	Number	Exhibit

	3.1	Certificate of Amendment to Articles of Incorporation.

	4.1	Amendment to the 2000 Stock Option Plan (incorporated by reference to Appendix D to the registrant’s Definitive Proxy Statement on Schedule 14A filed on August 8, 2005).

	10.1	Employment Agreement dated as of November 7, 2005, between Pharmos Corporation and Alan L. Rubino.

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Press release of Pharmos Corporation dated November 3, 2005.

	99.2	Press release of Pharmos Corporation dated November 7, 2005.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Dated: November 7, 2005
by: /s/ James A. Meer

James A. Meer Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)