Form 10-K
period 2005-12-31
PHARMOS CORP
filed 2006-03-21
CIK 713275

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File No. 0-11550

December 31, 2005

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

Common Stock, $.03 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

The aggregate market value of the registrant’s Common Stock at June 30, 2005 held by those persons deemed to be non-affiliates was approximately $46,035,057.

As of March 21, 2006, the Registrant had outstanding 19,065,784 shares of its $.03 par value Common Stock.

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

Important factors that may affect these expectations include, but are not limited to: the risks and uncertainties associated with completing pre-clinical and clinical trials of our compounds that demonstrate such compounds’ safety and effectiveness; manufacturing losses and risks associated therewith; obtaining additional financing to support our operations; obtaining and maintaining regulatory approval for such compounds and complying with other governmental regulations applicable to our business; obtaining the raw materials necessary in the development of such compounds; consummating and maintaining collaborative arrangements with corporate partners for product development; achieving milestones under collaborative arrangements with corporate partners; developing the capacity to manufacture, market and sell our products, either directly or with collaborative partners; developing market demand for and acceptance of such products; competing effectively with other pharmaceutical and biotechnological products; obtaining adequate reimbursement from third party payers; attracting and retaining key personnel; obtaining patent protection for discoveries and risks associated with commercial limitations imposed by patents owned or controlled by third parties; and those other factors set forth under “Risk Factors.”

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Item 1. Business

OVERVIEW

Pharmos Corporation (the Company or Pharmos) is a specialty pharmaceutical company that discovers and develops novel therapeutics to treat a range of indications including pain, inflammation, autoimmunity and select central nervous system (CNS) disorders. We have a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. The Company’s core proprietary technology platform focuses on the discovery and development of synthetic cannabinoid compounds. Collaborative research as well as in-house research at Pharmos over the last decade has served as a cornerstone of our scientific foundation, and through such efforts we have extensively characterized many of the key variables involved in cannabinoid receptor activation and modulation. In order to identify and optimize promising drug candidates quickly and efficiently, we combine:

•	Our extensive knowledge of the cannabinoid pathways we believe are responsible for therapeutic effects, and strategies for minimizing potential adverse effects
•	Our comprehensive library of well-annotated cannabinoid potential drug candidates
•	Our interdisciplinary drug discovery and development approach
•	Manufacturing capability of clinical material, including a cGMP-compliant pilot plant
•

Pharmaceutical formulation expertise, which has provided additional opportunities for developing novel drug delivery systems which can be employed both for internal programs in pain and inflammation and which also provide partnering opportunities for areas outside of our therapeutic focus

The Company’s discovery efforts are focused primarily on CB2-selective compounds which are small molecule cannabinoid receptor agonists that bind preferentially to CB2 receptors found primarily in peripheral immune cells. Cannabinor, formerly known as PRS211,375, the lead CB2-selective receptor agonist candidate, has completed Phase I testing and is scheduled for preliminary proof-of-principle Phase IIa testing in various pain indications during the first half of 2006. Other compounds from Pharmos’ proprietary synthetic cannabinoid library are in pre-clinical studies targeting nociceptive, neuropathic and visceral pain, as well as autoimmune diseases, including multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease.

The Company also has a family of synthetic cannabinoid compounds that do not bind to cannabinoid receptors. Unlike the CB2-selective agonists such as cannabinor, the pharmacologic activity of these compounds is mediated by processes other than CB receptor signaling. The Company is seeking to partner dexanabinol, its lead compound from this family, as a preventive agent against cognitive impairment following cardiac surgery.

The Company’s NanoEmulsion drug delivery system, a proprietary asset derived from our formulation expertise, is in clinical development for topical application of analgesic and anti-inflammatory agents. In 2006, the Company expects to complete a second Phase I trial of this delivery technology to confirm the excellent local tolerability as well as pharmacokinetic parameters of a more optimized formulation. The NanoEmulsion technology has demonstrated additional potential applications, including vaccine formulation as well as targeted delivery of such molecules as antibiotics. The Company is interested in partnering this technology in these areas.

The Company continues to refine its commercialization and business development strategy, with the intention of capitalizing on internal resources through strategic alliances and scientific and academic collaborations, out-licensing and co-development opportunities, as well as balancing the portfolio with strategic acquisitions and in-licensing opportunities. The Company intends to acquire later stage product candidates for treating diseases in line with its research and development expertise and targeted areas of interest, including pain, inflammation, autoimmunity and select CNS disorders.

On March 15, 2006 the Company announced an agreement to acquire Vela Pharmaceuticals, Inc which has a Phase II product candidate, R-tofisopam, in development to treat irritable bowel syndrome. The acquisition will require shareholder approval. The Company intends to dedicate substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or early clinical development for neuropathic pain, inflammation and sexual dysfunction.

To date, our principal sources of cash have been public and private financings, the sale of our ophthalmic business, revenues from our ophthalmic product line prior to the sale, research grants and the sale of a portion of our New Jersey net operating loss carryforwards. In December 2004, the Company’s former marketing partner, Bausch & Lomb Incorporated (“Bausch & Lomb”), received approval from the FDA of its New Drug Application (“NDA”) for Zylet™ as an ophthalmic anti-inflammatory antibiotic combination drug which the Company sold its rights subject to certain payment milestones. The Company received net proceeds of approximately $9.1 million from Bausch & Lomb during the first quarter of 2005. Management believes that cash, cash equivalents, and short term investments of $46.0 million as of December 31, 2005, will be sufficient to support the Company’s continuing operations beyond December 31, 2006.

STRATEGY

Pharmos’ business is the discovery and development of new drugs to treat a range of indications including pain, inflammation, autoimmunity and select CNS disorders, including disorders of the “CNS-gut” axis. Our discovery program is focused on capitalizing on our expertise in the biology, chemistry and manufacturing of cannabinoid-based therapeutics, with the goal of developing increasingly potent, drugable and selective cannabinoid receptor agonists and antagonists for the treatment of a variety of human diseases. Modulation of these receptors in preclinical models of disease suggests that potential areas for therapeutic intervention include the treatment of pain, autoimmune disease, osteoporosis, asthma, allergy, atherosclerosis and obesity. Based on our advanced preclinical testing of drug candidates, we are currently focused on the use of CB2-selective compounds for the treatment of pain and autoimmunity.

We have a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. To complement our own drug development platforms, the Company is looking to expand its portfolio of internally developed products with either in-licensed products or acquisitions in selected related therapeutic areas. Also, we seek to enter into targeted strategic alliances/ scientific collaborations with established pharmaceutical companies to complete development and commercialization of selected products. The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus.

In research efforts over the past decade, the company has developed a significant expertise in cannabinoid biology and chemistry, and has generated significant know-how and an intellectual property estate pertaining to multiple areas of cannabinoid biology. The company is focusing its preclinical research efforts in CB2-selective cannabinoids, and has generated both clinical-stage drugs and late preclinical compounds which appear promising in preclinical testing. From the CB2-selective portfolio of compounds, cannabinor is the most advanced, having begun its clinical development in 2005 and completed a Phase I safety study in January of 2006. In 2006, the Company plans to conduct Phase IIa trials of cannabinor in patients experiencing nociceptive pain from 3rd molar extraction as well as in subjects with induced models of neuropathic pain. Cannabinor and other CB2-selective compounds in preclinical development preferentially activate the CB2 cannabinoid receptor, which is expected to minimize psychotropic and other potential adverse effects of cannabinoids which are mediated by the CB1 (central nervous system) cannabinoid receptor. Preclinical investigations of these CB2-selective compounds have demonstrated pharmacological activity as analgesic, anti-inflammatory, and immunomodulatory agents that may effectively treat multiple neuro-inflammatory and autoimmune disorders, such as various types of pain, multiple sclerosis, and rheumatoid arthritis.

Pharmos has initiated a clinical program to develop its proprietary NanoEmulsion drug delivery technology. A Phase I study in healthy volunteers has been completed, and the formulation was well-tolerated. The Company plans to initiate a Phase I feasibility clinical trial in 2006. The study will evaluate safety, pharmacokinetics and the analgesic effect of an approved non-steroidal anti-inflammatory drug (NSAID) formulated in its NanoEmulsion. Efforts are targeted for the development of a product for the treatment of osteoarthritic pain.

DRUG DISCOVERY APPROACH

Pharmos is developing families of compounds based on its scientific knowledge of the medicinal activities of cannabinoids, compounds with chemical structures or receptor-binding properties related to the main active component of cannabis. The Company utilizes state-of-the-art technologies to synthesize, evaluate and develop new cannabinoid molecules that appear to exhibit enhanced therapeutic benefit. Pharmos has a library of hundreds of well-characterized cannabinoids, and continues to expand its library of compounds through a hybrid methodology combining the rational design of compounds based on knowledge of detailed molecular requirements for drug activity (“structure-activity relationships” or SAR) with combinatorial chemistry, a technique that utilizes chemical reactions to synthesize large numbers of different molecules. In contrast to random methods of combinatorial chemistry, this hybrid approach leads to a larger percentage of synthesized compounds that demonstrate activity in screening assays and increases the potential of developing potent and selective drug candidates. Many of these inherently lipophylic compounds have been modified to make them water soluble. Pharmos has developed screening paradigms to screen compounds in its library for different properties, including binding to CB1 and CB2 receptors and activation of their downstream pathways as well as inhibition of LPS-stimulated macrophages, including detection of cytokine release and expression of receptors implicated in immune cell migration and antigen presentation. Additional anti-inflammatory potential is assessed by screening compounds for their ability to affect the expression of genes involved in inflammation as measured by a panel of stably transfected cell lines generated at Pharmos. Compounds that show potent activity in one or more of the screening assays are tested in early ADMET (Absorption, Distribution, METabolism) screens. The most promising compounds are then tested in validated animal models of human pain, including carragennan-induced paw edema for inflammatory pain, and the chronic sciatic nerve ligation (Bennett and Xie) model for neuropathic pain. Promising molecules are further studied with additional models for visceral and post-surgical pain, as well as models of alternative etiologies of nociceptive and neuropathic pain. Selected molecules are also tested in animal models of autoimmune disease (rheumatoid arthritis, multiple sclerosis and inflammatory bowel disease).

Pharmos’ chemical library consists of several chemically distinct classes of cannabinoid compounds. The company’s primary focuses for development are the families of CB2-selective compounds which are cannabinoid receptor agonists that bind preferentially to CB2 receptors. These receptors are found primarily in peripheral immune cells. Employing the selection criteria noted above, the lead candidate of one of these families of compounds has been elevated to full clinical development status, and clinical trials have been initiated. In addition to the compounds from this family, new platforms of synthetic CB2 selective compounds are being developed. The new compounds possess advantages such as a simpler synthesis, increased potency and improved drugability. A number of novel lead scaffolds have been identified, and potential lead compounds with improved physicochemical properties and increasing potency in animal models are undergoing late-stage feasibility testing prior to being advanced into full preclinical development. Pharmos recognizes the potential therapeutic promise of CB2 activation in such diverse disease entities as pain, inflammation, autoimmunity, osteoporosis and atherosclerosis, asthma and allergic disease. Our present research focus remains in the development of our compounds in the areas of pain, inflammation and autoimmunity.

Pharmos has also developed a class of compounds identified as tricyclic dextrocannabinoids. Drugs of this class do not bind appreciably to cannabinoid receptors, and mediate their effects by other mechanisms including NMDA antagonism. The Company is concentrating its efforts on the CB2-selective cannabinoids, and is looking to partner additional development efforts on the dextrocannabinoids.

COMPOUNDS IN CLINICAL DEVELOPMENT

CB2-selective cannabinoids

Pharmos’ novel CB2-selective cannabinoids are synthetic compounds which belong to the class of nonclassical cannabinoids. Compounds in this class have been demonstrated to possess immunomodulatory and analgesic activities. Importantly, the CB2-selective cannabinoids display fewer of the undesired psychotropic and cardiovascular side-effects seen with some natural cannabinoids because they bind with high affinity to the peripheral cannabinoid type two (CB2) receptor and with lower affinity to the cannabinoid type one (CB1) receptor, located in the central nervous system. In contrast to CB1 receptors, CB2 receptors are expressed mainly outside of the central nervous system, on immune and inflammatory cells, including mast cells that are thought to play a role in triggering pain. CB2 activation also stimulates the release of endogenous beta-endorphin from the periphery which may prevent activation of primary afferent neurons. CB2 activation also modulates T-cell activity, inhibiting T-helper cell type 1 (Th1) responses and augmenting T-helper cell type 2 (Th2) activity. Most autoimmune diseases and models of autoimmunity in which susceptibility is associated with the expression of specific MHC class II allotypes appear to be of the Th1 type. Thus considerable emphasis has been placed on developing means of altering the course of the autoimmune Th1 response to become that of a Th2 response, with the goal of downregulating the autoimmune pathogenesis

As noted earlier, (SEE: DRUG DISCOVERY APPROACH), several candidates from Pharmos’ CB2-selective cannabinoid library have demonstrated promise in animal models for autoimmune inflammatory disorders, such as multiple sclerosis and rheumatoid arthritis. These compounds have also demonstrated efficacy in animal models of neuropathic, visceral and nociceptive pain. In selected preclinical models, these compounds have demonstrated analgesic activity equivalent to morphine but without the unwanted opioid side effects such as sedation and respiratory depression. The anti-inflammatory activity of these compounds in selected models is equivalent or superior to that afforded by non-steroidal anti-inflammatory drugs (NSAIDs). Cannabinor, the lead compound from this library, demonstrates an optimized combination of CB2 specificity and analgesic and anti-inflammatory potency. Cannabinor has been found to be pharmacologically active in nociceptive, inflammatory, visceral and neuropathic pain models in rodents. In animal model experiments, the drug candidate was as potent as morphine in blocking noxious pain in the tail flick test, inflammatory pain in the carrageenan-induced paw edema model, and neuropathic pain in the Bennett & Xie model. In the tail flick test, cannabinor was longer-acting than morphine. Using the tail flick test, there is a suggestion that chronic cannabinor administration is less likely to produce tolerance to the therapeutic effect than would be elicited by chronic administration of morphine. Cannabinor also was effective in blocking acetic-acid induced visceral pain. The analgesic efficacy of cannabinor was also demonstrated in large animals by a post-surgical pain model in pigs. Administration of the CB2 antagonist and not the CB1 antagonist prior to the administration of cannabinor reversed the analgesic effect of cannabinor. These findings suggest that the analgesic mechanism of cannabinor is most likely mediated by CB2 receptor activity. Importantly, cannabinor was effective in blocking inflammatory pain when administered orally.

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

One of the selection criteria for advancing this lead compound into clinical development is water solubility; cannabinor is water soluble, increasing the likelihood that oral administration will be possible. A Phase I safety trial was completed in January of 2006. The Phase I randomized, double blind, placebo controlled, intravenous, escalating single-dose study enrolled 48 healthy male volunteers at the Harrison Clinical Research Unit in Munich, Germany. The clinical trial material was manufactured in the Company’s GMP pilot facility in Rehovot, Israel. In addition to demonstrating safety and tolerability, the trial showed linear pharmacokinetics and dose-proportionality of exposure parameters between single doses consistent with existing preclinical experience. In the first half of 2006, the Company expects to begin Phase IIa trials for different types of pain, including a model of nociceptive pain (third molar extraction) and a model of neuropathic pain (experimentally-induced capsaicin model). Concurrently, an oral formulation is being developed for chronic administration in anticipation of further trials in pain and immunomodulation. The oral formulation will enter full clinical development after initial observations of oral bioavailability are confirmed.

Potential pharmaceutical markets for Pharmos’ CB2-selective cannabinoids

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

In preclinical models, Pharmos’ novel CB2-selective cannabinoids have also demonstrated anti-inflammatory and analgesic properties, suggesting that they may be useful in the treatment of nociceptive, visceral and neuropathic pain.

The analgesic market where unmet medical needs remain can be categorized into five major syndromes: cancer pain, back pain, HIV pain, neuropathies, and arthritic/osteoarthitic pain. The incidence and prevalence of the major pain syndromes continues to increase with an estimated patient potential in 2009 of over 368 million. In 2000, the global market for analgesics was about $16 billion. Global analgesic sales increased to more than $22 billion for 2002 and are predicted to increase to $30 billion by 2009. In the US, spending for drugs to treat neuropathic pain is anticipated to exceed $1 billion by 2009. At present, there is no specific or satisfactory analgesic for neuropathic pain. Opioids and NSAIDs are only marginally effective in a minority of patients. Pfizer’s Lyrica® (pregabalin) was recently FDA-approved for the treatment of various forms of neuropathic pain, In controlled clinical trials, however, only 35% of patients with neuropathic pain had a 50% reduction in pain score, and the most common side effects of Lyrica® included dizziness, somnolence, dry mouth, peripheral edema, blurred vision, weight gain and difficulty with concentration/attention. Lyrica® is also designated as a controlled substance by the FDA. In the first year after launch, the drug generated $291 million in sales, with an additional $639 million in sales for Neurontin® (gabalin), a closely-related drug widely used off-label for the treatment of neuropathic pain. Neuropathic pain occurs most commonly in diabetes, cancer, multiple sclerosis, stroke, amyotrophic lateral sclerosis, HIV, trigeminal and post-herpetic neuralgia, and after trauma (traumatic neuralgia, phantom limb surgery). The main symptoms are spontaneous (i.e. not triggered by noxious stimuli), severe shooting pains, hyperalgesia and allodynia (painful sensations evoked by light touch or small changes in temperature that do not normally elicit pain).

These potential markets are extremely attractive for analgesics that can effectively manage pain experienced by patients suffering from any of these syndromes. The properties of our CB2-selective cannabinioids place them in a good position for potential deployment in several of these major pain syndromes.

Cannabinor and other CB-2 selective compounds in preclinical development demonstrate significant immunomodulatory activity in autoimmune disease models of multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease. The total global market for autoimmune disease therapeutics reached an estimated $11.3 billion in 2000. This was an increase of 23.6% over an estimated $4.8 billion in 1996. Key market drivers at that time included products such as Celebrex®, Vioxx®, Enbrel®, Avonex®, Betaseron®, Rebif®, and Synthroid®. In 2006, the market is expected to generate estimated revenues of $21.1 billion, reflecting a 15.9% increase from 2000 to 2006. The largest segment by disease area within the global autoimmune disease market was the rheumatoid arthritis market, with 55.9% share in 2000.

More than two million Americans suffer from Rheumatoid arthritis (RA), which causes stiffness, swelling and limitation in the motion and function of multiple joints. RA is a chronic, progressive disease, and if left untreated, patients can become disabled from joint damage caused by the disease, limiting their ability to function. RA is associated with substantial disability and economic losses, and one study showed that one-third of patients in the United Kingdom who were employed became work-disabled within two years of disease onset. Rheumatologic disorders also account for 25 percent of Social Security disability payments in the United States. Radiographic changes occur within two years of disease onset in 50 percent to 70 percent of RA patients. The American College of Rheumatology suggests control of disease progression should start early to limit joint damage in RA. Therapy for patients with RA has improved dramatically over the past 25 years. Current treatments offer most patients good to excellent relief of symptoms and the ability to continue to function at or near normal levels. Since there is no cure for RA, the goal of treatment is to minimize patients’ symptoms and disability by introducing appropriate drug therapy early in the course of the disease before permanent damage to the joints has occurred. No one treatment is effective for all patients, and many patients will need to change therapies during the course of their disease. Successful management of RA requires early diagnosis and, at times, aggressive treatment. Non-steroidal anti-inflammatory drugs (most commonly referred to as NSAIDs, such as ibuprofen or naproxen) and/or corticosteroids (such as prednisone) given orally at low doses or via injection into the joints may be used first with the primary aim of quickly reducing joint inflammation. All RA patients with persistent swelling in the joints are candidates for treatment with disease-modifying anti-rheumatic drugs (called DMARDs for short) that are typically used in conjunction with NSAIDs and/or low dose corticosteroids. The DMARD class of drugs has greatly improved the symptoms and function as well as the quality of life for the vast majority of patients with RA. DMARDs include: methotrexate (Rheumatrex ® and Folex ®), hydroxychloroquine (Plaquenil ®), sulfasalazine (Azulfidine ®), gold given orally (Auranofin ®) or intramuscularly (Myochrisine ®), minocycline (Minocin ®, Dynacin ® and Vectrin ®), azothiaprine (Imuran ®), cyclosporine (Sandimmune ® and Neoral ®), leflunomide (Arava ®). The benefits from these medications may take weeks or months to be apparent. Because they are associated with toxic side effects, frequent monitoring of blood tests while on these medications is imperative. Another class of medications, referred to as biologic disease response modifiers or “biologic agents” can specifically target parts of the immune system that lead to joint and tissue damage in RA. FDA approved treatments include agents etanercept (Enbrel ®), infliximab (Remicade ®), adalimumab (Humira ®), and anakinra (Kineret ®). These drugs are associated with variable degrees of immune suppression, and long-term use of anti-TNF-alpha agents can lead to the development of autoantibodies. Anti-idiotype antibodies may develop against the Fab portion of monoclonal antibodies. Antinuclear antibodies and, less commonly, anti-double-stranded DNA antibodies have been noted with anti-TNF-alpha therapy, but clinical lupus is rare. Demyelinating diseases such as multiple sclerosis may also occur. With their unique mechanism of immunomodulation, CB-2 agonists such as cannabinor could be viable therapeutic candidates for study in patients with RA.

Multiple sclerosis is a chronic and disabling disease, with healthcare costs disproportionate to the numbers affected. In the US alone, costs are estimated to exceed $10 billion per year. Estimates suggest that about 2.5 million people worldwide have MS, an inflammatory disease of the nervous system characterized by recurrent relapses followed by periods of remission. After trauma, it is the second most common neurological disability to affect young and middle-aged adults. It affects twice as many women as men, with the relapsing forms of MS the most common. Patients with MS display a range of symptoms which arise from demyelination in the central nervous system, including the brain, spinal cord and optic nerves. While symptoms vary between patients, they commonly include blurred vision, slurred speech, numbness or tingling in the limbs and problems with balance and coordination, due to the loss of control over vital functions such as seeing, walking and talking.

The introduction of the first generation of disease-modifying drugs, which include interferon beta-1a and 1b as well as glatiramer acetate, represented an important advance in the treatment of MS when introduced into clinical practice. Approved for the treatment of relapsing forms of MS, they reduce the frequency and severity of exacerbations as well as the number of lesions seen on magnetic resonance imaging (MRI). However, while these agents have an immunomodulatory effect that alters the course of the disease they do not reverse the neurological damage that occurs in MS. Currently, no marketed treatments for MS can produce remyelination and so treatment aims to:

•	Reduce relapse rates
•	Prevent fixed disability directly associated to relapse
•	Provide symptomatic management of fixed neurological deficits
•	Prevent disability arising from disease progression

Despite recent advances in treatment, there remains a need for more efficacious drugs for MS and especially for primary progressive MS, the most aggressive form of the disease. Tysabri® (natalizumab) was recently introduced by Biogen-Idec as a potential advance in the treatment of MS; however, cases of a neurological disease called progressive multifocal leukoencephalopathy (PML) were reported in users of natalizumab. The disease is most likely caused by a virus, and is associated with being immunocompromised. The drug was withdrawn from the market, and its re-entry is currently being considered by the FDA, with a planned meeting in March 2006 to discuss the issue. Prior to market withdrawal, estimates of sales of up to $3 billion were projected.

Tricyclic dextrocannabinoids

The tricyclic dextrocannabinoids, for which dexanabinol is the prototype, do not bind appreciably to either of the two known classes of cannabinoid receptors. Therefore, the tricyclic dextrocannabinoids demonstrate minimal psychotropic or other adverse effects that are associated with naturally occurring cannabinoids. The biological activity of drug candidates in this family derives from their ability to block the activation of specific NMDA-mediated channels in nerve cells and/or attenuating several major inflammatory mechanisms by functioning directly as antioxidants as well as by modulating the synthesis of pro-inflammatory factors. Both activities may reduce the amount of sudden and programmed cell death caused by certain disorders.

Following early clinical development, dexanabinol has undergone one exploratory Phase IIa trial for use as a preventive agent against cognitive impairment (CI) that can follow coronary artery bypass graft (CABG) surgery. The results of this trial were announced in November 2004. A Phase III trial for the treatments of severe TBI was also completed, and the results were announced in December 2004. The exploratory Phase IIa study in cardiac bypass patients demonstrated intriguing results. The Stroop test, a measure of high-level integrative function (executive function), assesses attention and the ability to resist distraction as a result of mild brain damage. It is sensitive to impairment as a result of mild brain damage and to the subtle changes seen in mild to moderate dementia. Performance on the Stroop test prior to CABG been shown to be predictive of post-operative outcome. In the Pharmos-sponsored IIa study, the Stroop test measured at six weeks following surgery demonstrated a trend favoring the dexanabinol-treated group (p=0.07), and this difference was statistically significant at three months (p=0.01). This difference was independent of baseline level of education and whether the surgeon performed the bypass procedure with or without the assistance of a cardiac bypass pump. Of the five cognitive domains assessed by computerized testing, however, there were no significant differences between groups at three months. At six weeks, a single domain, continuity of attention, differed between the two groups favoring placebo (p=0.03); however, this difference was not observed at three months. A meeting was held with the FDA to discuss whether prevention of loss of executive function could serve as an endpoint for a registration package. There was agreement that this could serve as a labeled indication, so long as it could be correlated with some quality-of-life improvement, and it is the opinion of Pharmos and its consultants that such an improvement could, in fact, be demonstrated, although that was not the goal of the Phase IIa study.

The Company is exploring licensing opportunities as a means to enable the therapeutic potential of the compound.

The CABG market

More than 500,000 coronary-artery bypass grafting (CABG) surgical procedures are performed in the United States each year to bypass blood around clogged arteries and improve the flow of blood and oxygen to the heart. Advances in anesthesia, surgical procedure, and other areas have made CABG a relatively safe procedure for an expanding group of heart disease patients including older and other high-risk patients. But while the risk of death after CABG has decreased, the risk of cognitive impairment has not. Growing evidence suggests that many patients experience short-term cognitive impairment after CABG.

A recent study in the New England Journal of Medicine confirmed not only the high incidence but also the persistence of cognitive decline following the procedure. It also showed that patients who exhibit signs of cognitive decline immediately following surgery are more likely to continue to suffer from cognitive decline at up to five years after surgery. These findings have been confirmed by many independent investigators, and many of these confirmatory studies have been published. Although mortality for patients undergoing cardiac surgery continues to decline, unacceptable rates of postoperative cognitive decline remain, occurring in 53% of patients immediately after surgery and in 30% after 6 months. Quality of life may be diminished for these patients who anticipate that postoperative improvements in physical status will generally improve their lives. Additionally, deterioration in cognitive functioning strains the availability of critical healthcare resources.

Coronary artery bypass grafting (CABG) requiring cardiopulmonary bypass (CPB) is associated with an ischemia–reperfusion (IR) injury, which triggers a complex inflammatory response in the heart as well as in the lungs, kidneys, gut, and brain. Although cerebral embolization may be a primary mechanism of cognitive decline, the extent of injury can be modulated significantly by the inflammatory process that follows any initial insult. Within minutes of vascular occlusion, multiple inflammatory events ensue, including activation of the complement cascade, which can contribute directly to neuronal cell death. The development of a drug with neuroprotective properties that could attenuate the neuroinflammatory mechanisms involved in the development of cognitive impairment (CI) resulting from CABG has a potential to reduce and possibly prevent the cognitive disabilities associated with this procedure.

Traumatic Brain Injury

The TBI program has been discontinued, and detailed results have been reported to the FDA and published in the scientific literature.

NanoEmulsion Drug Delivery System

Topical application of drugs directly to pathological sites offers potential advantages over systemic delivery by producing high drug concentration in the affected tissue while avoiding unwanted side-effects due to high systemic drug levels. Topical preparations of NSAIDs are commonly used as analgesics and anti-inflammatory agents to treat various disorders such as arthropathies and myalgias. Many topical formulations employ chemical penetration enhancers to improve dermal penetration of drugs. Chemical enhancers, which are usually organic solvents, may cause skin irritation and sensitization. Pharmos invented and owns a family of patents covering novel NanoEmulsion formulations as vehicles for lipophilic drugs. NanoEmulsions are solvent-free, injection-free topical vehicles based on drug entrapment in oil-in-water nanoemulsion droplets. Such vehicles allow for high loading of water-insoluble drugs and offer enhanced skin penetration over competing technologies. A topical application of the nanotechnology has already demonstrated excellent targeted delivery of lipophilic drugs to muscle and joints in animal models, and has undergone Phase I testing in humans, demonstrating excellent local safety and tolerability. Pharmos has formulated several NSAIDs into this platform technology, and plans to initiate additional human testing in 2006 in healthy volunteers and patients with specific orthopedic conditions. This platform technology also offers the potential for topical delivery of a wide variety of water-insoluble compounds in addition to NSAIDs, and the possibility of incorporating other drug candidates into the delivery system continue to be evaluated, either for internal development or for out-licensing.

Market for topical NSAIDs

Osteoarthritis is the most common chronic disease in North America and afflicts an estimated 10% of the world’s population. The active ingredient of the Company’s first NanoEmulsion technology NSAID, diclofenac, has a long-standing and proven clinical treatment record. With the Company’s enhanced proprietary delivery system, the Company believes its clinical effectiveness will be significantly enhanced compared to other topical preparations. The Company believes that NanoEmulsion NSAID delivery may circumvent the significant GI side-effects commonly found with orally ingested NSAIDs and will help to fill the void created by the withdrawal of products from the market or requiring restrictive label indications based on safety concerns of the COX-2 inhibitors.

COMPETITION

The pharmaceutical industry is highly competitive. Pharmos competes with a number of pharmaceutical companies that have financial, technical and marketing resources that are significantly greater than those of Pharmos. Some companies with established positions in the pharmaceutical industry may be better equipped than Pharmos to develop, market and distribute products in the global markets Pharmos is seeking to enter. A significant amount of pharmaceutical research is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology they have developed. They may also market competitive commercial products on their own or through joint ventures and will compete with Pharmos in recruiting highly qualified scientific personnel. Further, these institutions will compete with Pharmos in recruiting qualified patients for enrollment in their trials.

Pharmos is pursuing areas of product development in which there is a potential for extensive technological innovation. Pharmos’ competitors may succeed in developing products that are more effective than those of Pharmos. Rapid technological change or developments by others may result in Pharmos’ potential products becoming obsolete or non-competitive.

We know of various programs using cannabinoid research in various stages that compete in analgesia.

Dr Alexandros Makriyannis from the University of Connecticut has filed several patents relating to CB2 cannabinoid ligands and mimetics. MakScientific, a company founded by Dr. Makriyannis in 2003, is developing technologies originating from AlexiPharma and the University of Connecticut. In 2004, MakScientific has licensed its existing and future preclinical library of compounds with selective CB2 agonist activity to Endo Pharmaceuticals, for use in the fields of pain and selected CNS disorders. Other University labs are carrying out academic research on CB2 agonists. According to recent reports presented at scientific meetings, there are other companies pursuing the development of synthetic cannabinoid derivatives with low psychotropic side effects for the treatment of severe and chronic pain conditions. Indevus is developing IP 751, an anti-inflammatory and analgesic compound, as a potential treatment for both acute and chronic pain. A Phase II trial with IP 751, conducted by researchers in Germany and published in the Journal of the American Medical Association (JAMA 2003; 290(13): 1757-1762), showed that patients treated with this compound experienced a significant reduction in neuropathic pain. In addition, the drug was reported to be well tolerated, with no major adverse psychological or physical effects observed. An IND has been filed with the FDA, and an initial Phase I clinical trial designed to assess the safety of IP 751 demonstrated that it was well tolerated and showed no evidence of psychotropic activity. Indevus is completing the scale-up and manufacturing of IP 751 in anticipation of beginning additional Phase I trials starting in early 2005. Indevus licensed exclusive worldwide rights to IP 751 from Manhattan Pharmaceuticals, Inc.

Collaborative Relationships

Pharmos’ commercial strategy is to develop products independently and, where appropriate, in collaboration with established pharmaceutical companies and institutions. The Company also intends to supplement its product line with additional compounds that serve to enhance the product portfolio. Collaborative partners may provide financial resources, research and manufacturing capabilities and marketing infrastructure to aid in the commercialization of Pharmos’ products in development as well as potential future products. Depending on the availability of financial, marketing and scientific resources, among other factors, Pharmos may license its technology or products to others and retain profit sharing, royalty, manufacturing, co-marketing, co-promotion or similar rights. Any such arrangements could limit Pharmos’ flexibility in pursuing alternatives for the commercialization of its products. Due to the often unpredictable nature of the collaborative process, Pharmos cannot be certain that it will be able to establish any additional collaborative arrangements or that, if established, any of these relationships will be successful.

Bausch & Lomb

In 2001, Pharmos sold to Bausch & Lomb all of its rights in the U.S. and Europe to manufacture and market Lotemax® and Alrex® and Zylet®, the third loteprednol etabonate-based product, which was submitted to the FDA for marketing approval in September 2003. In December 2004, Bausch & Lomb received approval from the FDA of its NDA for Zylet® as an ophthalmic anti-inflammatory/antibiotic combination product.

At the time of the sale in 2001, Pharmos received gross proceeds of approximately $25 million in cash in 2001. During January 2005, an amended agreement was signed in regard to Zylet® and Pharmos received additional gross proceeds of approximately $12.2 million from Bausch & Lomb. Additionally, the Company may receive a milestone payment of up to $10 million if actual sales during the first two years following Bausch & Lomb’s commercialization exceed agreed-upon forecasted amounts. Pharmos agreed to pay up to $3.75 million of the costs of developing Zylet®, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, another $1.57 million was paid to Bausch & Lomb. Pharmos paid the remaining balance of $1.56 million as its share of these research and development related Zylet® expenses in January 2005. Pharmos has no further obligation for payments to Bausch & Lomb.

Pharmos paid Dr. Nicholas Bodor, the loteprednol etabonate patent owner and licensor, who is a former director of and consultant to Pharmos, a total of approximately $2.7 million from the initial proceeds of the sale of Lotemax® and Alrex® in return for his consent to Pharmos’ assignment of its rights under the license agreement to Bausch & Lomb. In January 2005, the Company paid Dr. Bodor approximately $1.3 million per the agreement with respect to Zylet®. Pharmos owes Dr. Bodor an additional 14.3% of any payments the Company may receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S. In February 2005, the Company paid the Israel-U.S. Binational Industrial Research and Development Foundation $211,712, which represented the maximum amount the Company owed the foundation for Zylet®.

Loteprednol Etabonate

Loteprednol etabonate is a unique steroid that is designed to act in the eye and alleviate inflammatory and allergic conditions. The drug is quickly and predictably reduced into inactive particles before it reaches the inner eye or systemic circulation. This action results in improved safety by avoiding the side effects related to exposure to most ocular steroids. In the eye, the most unwanted side effect of steroids is the elevation of intra-ocular pressure, which can be sight-threatening. While steroids, for lack of an alternative, are regularly used for severe inflammatory conditions of the eye, milder conditions such as allergies are preferentially treated with less effective non-steroidal agents.

For Bausch & Lomb’s ophthalmic product, Zylet®, in which we have a financial interest there are competing products currently on the market including Tobradex® from Alcon, which is the largest-selling product in its category, as well as Vexol® from Alcon and Pred Forte® from Allergan.

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

Neuroprotective Agents. Pharmos has licensed from the Hebrew University of Jerusalem, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering new cannabinoid compounds that have demonstrated beneficial activity which may prevent damage or death to nerve cells resulting from various diseases and disorders of the nervous system while appearing to be devoid of most of the deleterious side effects usually associated with this class of compounds. Several patents have been designed to protect this family of compounds and their uses devised by inventors at Pharmos and the inventors at the Hebrew University. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 2005. These patents cover dexanabinol, which is under development for the treatment of post-operative cognitive impairment and other conditions, and new molecules discovered by modifying the chemical structure of dexanabinol.

Anti-inflammatory and Analgesic Agents. Pharmos has also licensed, from the Hebrew University of Jerusalem, patents for inventions of Dr. Mechoulam covering new compounds that have demonstrated beneficial activity, which may be effective in treating not only neurological disorders, but also inflammatory diseases, and most importantly, pain. These compounds are expected to cause less adverse deleterious side effects usually associated with cannabinoids. Several patents have been designed to protect this family of compounds and their uses by inventors at Pharmos and Hebrew University. The earliest patent applications resulted in patents issued in 1995, and the most recent patent dates from 2005.

Emulsion-based Drug Delivery Systems. In the general category of SubMicron Emulsion technology, Pharmos holds a license to one family of patents from the Hebrew University of Jerusalem and has filed ten independent patent families of applications including more than ninety patent applications that are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by Pharmos and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SubMicron Emulsion technology date from 1993 and the most recent are dated from 2005. These patents cover a broad range of new formulations, which improve the absorption of drugs that are poorly soluble in water.

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

The 1962 amendments to the Federal Food, Drug and Cosmetic Act required for the first time that drug effectiveness be proven by adequate and well-controlled clinical trials. The FDA interpretation of that requirement is that at least two such trials are necessary to demonstrate effectiveness for approval of an NDA. This interpretation is based on the scientific need for independent substantiation of study results. However, Section 115 of FDAMA revised Section 505 of the Act to read, in pertinent part that “based on relevant science, data from one adequate and well-controlled clinical investigation and confirmatory evidence ... are sufficient to establish effectiveness.” The FDA has not issued comprehensive standards of testing conditions for pivotal trials. The FDA maintains a preference for at least two adequate and well-controlled clinical trials. Cannabinor and dexanabinol have been shown to be devoid of psychotropic properties, and Pharmos believes that the potential of addictive properties is remote. However, because cannabinor and dexanabinol are cannabinoids, the Company will conduct a test to specifically evaluate any addictive potential. If the test shows the possibility of addiction, additional regulatory requirements would have to be met which could delay the NDA approval process.

Pharmos’ products will be subject to foreign regulatory approval before they may be marketed abroad. Marketing beyond the US is subject to regulatory requirements that vary widely from country to country. In the European Union, the general trend has been towards coordination of the common standards for clinical testing of new drugs. Centralized approval in the European Union is coordinated through the European Medicines Evaluation Agency (EMEA). The time required to obtain regulatory approval from comparable regulatory agencies in each country may be longer or shorter than that required for FDA or EMEA approval. Further, in certain markets, reimbursement may be subject to governmentally mandated prices.”

Drug Enforcement Administration

In animal and human testing, neither cannabinor nor dexanabinol have been shown to possess clinically significant psychotropic properties at relevant therapeutic doses. As part of the filing requirements with the FDA, Pharmos will study the addiction potential of cannabinor concurrent with late-stage clinical trials. If the potential of addiction is found in animal tests, additional regulatory requirements may be imposed by the FDA and Drug Enforcement Agency (DEA). The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Should one of the Company’s products be classified as a controlled substance, its manufacture, shipment, storage, sale and use would be subject to a high degree of regulation. To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Facilities that conduct research, manufacture or distribute controlled substances must be registered to perform these activities and have the security, control and accounting mechanisms required by the FDA to prevent loss and diversion. Failure to maintain any required compliance might result in regulatory action that could have a material adverse event on our business. The FDA could seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could give rise to criminal proceedings.

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

Human Resources

As of December 31, 2005, Pharmos had 55 employees (52 full-time and 3 part-time), including 10 in the U.S. (0 part-time) and 45 in Israel (3 part-time). Of the 55 employees, 22 hold doctorate or medical degrees.

Pharmos’ employees are not covered by a collective bargaining agreement. To date, Pharmos has not experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

Pharmos’ subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for: (1) research and development of dexanabinol; (2) SubMicron Emulsion technology for injection and nutrition; (3) research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes; (4) research and development of CB2, including cannabinor. As of December 31, 2005, the total amounts received under such grants amounted to $15,569,944. Under the terms of the grant agreements, aggregate future royalty payments related to sales of products developed, if any, as a result of the grants are limited to $13,868,169 based on grants received through December 31, 2005. Pharmos will be required to pay royalties to the Chief Scientist ranging from 3% to 5% of product sales, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments per product are limited to the amount of funding received to develop that product and interest. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See “Conditions in Israel.”

Pharmos received funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation to develop Lotemax® and Zylet. Bausch & Lomb received approval from the FDA for Zylet in December 2004. In February 2005, the Company paid the foundation $211,712, which represented the maximum amount the Company owed the foundation.

Pharmos signed an agreement with the Consortium Magnet, operated by the Office of the Chief Scientist, for developing generic technologies and for the design and development of drug and diagnostic kits. Under such agreement, Pharmos was entitled to a non-refundable grant amounting to approximately 60% of the actual research and development and equipment expenditures on approved projects. No royalty obligations were required within the framework. As of December 31, 2005 Pharmos had received grants totaling $1,659,549 for this program which was completed and closed.

During 2004, the Company signed an agreement with Consortium Magnet to develop a supply of water-soluble products of lipophilic compounds that improve their bioavailability and biopharmaceutical properties. Under such agreement the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. As of December 31, 2005, the Company received grants totaling $283,207 from this program.

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

Availability of SEC Filings

All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street NE, Washington, D.C., 20549. The company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through its website at www.pharmoscorp.com/investors as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from Pharmos Corporation, 99 Wood Avenue South, Suite 311, Iselin, NJ, 08830.

Item 1A. Risk Factors

We are a defendant in class action lawsuits and shareholder derivative lawsuits which, if determined adversely, could have a material adverse affect on us.

Several purported class action securities lawsuits and two purported shareholder derivative lawsuits have been filed against us as described under “Item 3—Legal Proceedings.” We are defending against these actions vigorously; however, we do not know what the outcome of these proceedings will be and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Furthermore, regardless of the outcome, we may incur significant defense costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our operations and results. In any event, publicity surrounding the lawsuits and/or any outcome unfavorable to us could adversely affect our reputation, profitability and share price. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation.

We have certain obligations to indemnify our officers and directors.

We have certain obligations to indemnify our officers and directors and to advance expenses to such officers and directors. Although we have purchased liability insurance for our directors and officers, if our insurance carriers should deny coverage, or if the indemnification costs exceed the insurance coverage, we may be forced to bear some or all of these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. If the cost of our liability insurance increases significantly, or if this insurance becomes unavailable, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.

We are at an early stage of development.

We are at an early stage of development. Our drug candidate cannabinor has completed Phase I testing and is scheduled for preliminary proof-of-principle Phase IIa testing in various pain indications during the first half of 2006. Apart from an ophthalmic product that was sold to Bausch & Lomb Incorporated in October 2001, in which we have a financial interest, most of our other potential products are early in the research and development phase, and product revenues may not be realized from the sale of any such products for at least the next several years, if at all. Many of our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing, as well as lengthy regulatory approval. Because of the uncertain nature of the process, we cannot be sure that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any other commercially successful products.

We have a history of operating losses and expect to sustain losses in the future.

We have experienced significant operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $145.9 million. We expect to incur operating losses over the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our ability to generate revenues and achieve profitability depends in part upon our ability, alone or with others, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products.

We may not be able to obtain financing in the future.

As of December 31, 2005, we had an accumulated deficit of approximately $145.9 million. The development of our technology and potential products will require a commitment of substantial funds to conduct the costly and time-consuming research necessary to develop and optimize our technology, and ultimately, to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors, including:

•	continued scientific progress in the research and development of our technology and drug programs;

•	our ability to establish and maintain collaborative arrangements with others for drug development;

•	progress with preclinical and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	competing technological and market developments;

•	changes in our existing research relationships; and

•	effective product commercialization activities and arrangements.

We believe that our current cash and cash equivalents, combined with research and development grants and investment income should be sufficient to fund our continuing operations beyond December 31, 2006.

We are also continuing to actively pursue various funding options, including equity offerings, strategic corporate alliances, business combinations and product-related research and development limited partnerships, to obtain the additional financing which we require to continue developing our products and ultimately bring them to market. We may not be able to obtain additional financing when needed, if at all. If we are unable to raise adequate financing in the future, our long term operations will need to be scaled-back or discontinued.

Our product candidates may not successfully complete clinical trials required for commercialization, and as a result our business may never achieve profitability.

To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through testing and clinical trials that each drug candidate is both safe and effective for the human population that it was intended to treat. In general, two successful Phase III clinical trials are required. The clinical trial process is complex and the regulatory environment varies widely from country to country. Positive results from testing and early clinical trials do not ensure positive results in the Phase III human clinical trials. Many companies in our industry have suffered significant setbacks in Phase III, potentially pivotal clinical trials, even after promising results in earlier trials. The results from our trials, if any, may show that our drug candidates produce undesirable side effects in humans or that our drug candidates are not safe or effective or not safe or effective enough to compete in the marketplace. Such results could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. Moreover, we, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks or that our drug candidates are not safe or effective enough. Clinical trials are lengthy and expensive. They require adequate supplies of drug substance and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

•	the size of the patient population,
•	the nature of the protocol (i.e., how the drug is given, and the size and frequency of the dose and use of placebo control),
•	the proximity of patients to clinical sites, and
•	the eligibility criteria for the clinical trial (i.e., age group, level of symptoms, concomitant diseases or medications etc.).

Delays in patient enrollment or negative trial outcomes can result in increased costs and longer development times. Even if we successfully complete clinical trials, we may not be able to file any required regulatory submissions in a timely manner and we may not receive regulatory approval for the particular drug candidate that was tested.

In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays. Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections.

Our clinical trials depend on third party investigators who are outside our control.

We depend upon the personnel of third party independent investigators to conduct our clinical trials. Such personnel are not our employees, and we cannot control the amount of time or resources that they devote to our programs. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If such third-party personnel fail to devote sufficient time and resources to our clinical trials, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. Such third-party investigators may also have relationships with other commercial entities that compete with us. If they assist our competitors at our expense, our competitive position would be harmed.

We face extensive governmental regulation and any failure to adequately comply could prevent or delay product approval or cause the disallowance of our products after approval.

The FDA and comparable agencies in foreign countries impose many requirements on the introduction of new drugs through lengthy and detailed clinical testing procedures, and other costly and time consuming compliance procedures. These requirements make it difficult to estimate when any of our products in development will be available commercially, if at all. In addition, the FDA or other comparable agencies in foreign countries may impose additional requirements in the future that could further delay or even stop the commercialization of our products in development.

Our proprietary compounds in development require substantial clinical trials and FDA review as new drugs. Even if we successfully enroll patients in our clinical trials, patients may not respond to our potential drug products. We think it is prudent to expect setbacks and possible product failures. Failure to comply with the regulations applicable to such testing may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, or any comparable regulatory agency in another country, may suspend clinical trials at any time if it concludes that the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies or the data derived therefrom may be unsuitable for submission to the FDA or other regulatory agencies.

We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review. Once we submit a proposed product for review, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain such approvals, our business may be damaged due to the resulting inability to generate revenues from the sale of such product. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions. These actions could result in:

•	product recalls or seizures;

•	injunctions;

•	criminal prosecution;

•	refusals to approve new products and withdrawal of existing approvals; and

•	enhanced exposure to product liabilities.

We may need to find collaborative partners.

Our strategy for the development, clinical testing, manufacture, marketing and commercialization of our products includes the use of collaborations with corporate partners, licensors, licensees and others.

Due to the often unpredictable nature of the collaboration process, we cannot be sure that any present or future collaborative agreements will be successful. To the extent we choose not to or are not able to establish such arrangements, we would experience increased capital requirements. In addition, we may encounter significant delays in introducing our products currently under development into certain markets or find that the development, manufacture, or sale of those products is hindered by the absence of collaborative agreements due to the relatively small size of our company as compared with that of some of our potential competitors.

Our technologies are subject to licenses and termination of the licenses would seriously harm our business.

We are the licensee under a license agreement with YISSUM Research Development Company of the Hebrew University of Jerusalem relating to certain neuroprotective agents. We also have assigned our rights as licensee to Bausch & Lomb under our license agreement with Dr. Bodor relating to ophthalmic compounds. The license agreements generally require the licensee to pay royalties on the sale of products developed from the licensed technologies, fees on revenues from sublicensees, where applicable, and the costs of filing and prosecuting patent applications. Should we or Bausch & Lomb default on the respective obligations to YISSUM or to Dr. Bodor, the licenses could terminate, which would be detrimental to our operations and prospects due to our dependence on these technologies as a future source of revenue.

The value of our research could diminish if we cannot protect or enforce our intellectual property rights adequately.

We actively pursue both domestic and foreign patent protection for our proprietary products and technologies. We have filed for patent protection for our technologies in all markets we believe to be important for the development and commercialization of our drug products; however, our patents may not protect us against our competitors. We may have to file suit to protect our patents or to defend our use of our patents against infringement claims brought by others. Because we have limited cash resources, we may not be able to afford to pursue or defend against litigation in order to protect our patent rights. As a result, while we currently have no specific concerns about gaps in our intellectual property portfolio, we recognize that for companies like Pharmos, where intellectual property constitutes a key asset, there is always a risk that a third party could assert a patent infringement claim or commence a patent interference action. Defending against any such claims or actions could be very costly to Pharmos, even if they were without merit.

We also rely on trade secret protection for our unpatented proprietary technology. However, trade secrets are difficult to protect. While we enter into proprietary information agreements with our employees and consultants, these agreements may not successfully protect our trade secrets or other proprietary information.

We face large competitors and our limited financial and research resources may limit our ability to develop and market new products.

The pharmaceutical industry is highly competitive. Pharmos competes with a number of pharmaceutical companies that have financial, technical and marketing resources that are significantly greater than those of Pharmos. Some companies with established positions in the pharmaceutical industry may be better equipped than Pharmos to develop, market and distribute products in the global markets Pharmos is seeking to enter. A significant amount of pharmaceutical research is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology they have developed. They may also market competitive commercial products on their own or through joint ventures and will compete with Pharmos in recruiting highly qualified scientific personnel. Further, these institutions will compete with Pharmos in recruiting qualified patients for enrollment in their trials.

Pharmos is pursuing areas of product development in which there is a potential for extensive technological innovation. Pharmos’ competitors may succeed in developing products that are more effective than those of Pharmos. Rapid technological change or developments by others may result in Pharmos’ potential products becoming obsolete or non-competitive.

We lack manufacturing capability.

Other than for the production of clinical trial material, we currently do not have manufacturing facilities. Should any of our products receive approval for marketing, we would likely need to find third party manufacturers to assist in their production. If we should be unable to find such manufacturers with which to work on commercially reasonable terms, it could delay or restrict any potential revenues from such products.

We use hazardous materials in our research.

As with most other pharmaceutical companies, our research and development involves the controlled use of hazardous materials. Our laboratories store and/or produce carbon monoxide, nitric acid and ammonia. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply in all material respects with the standards prescribed by government regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result which may or may not be covered insurance.

We have certain anti-takeover provisions and are also subject to certain Nevada anti-takeover provisions that may make it difficult for a third party to acquire us or for stockholders to replace or remove current management.

We have adopted a stockholder rights plan that imposes a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our board. In addition, our by-laws provide for the division of our board into three classes serving staggered terms and our charter documents authorize our board to issue up to 1,250,000 shares of preferred stock. Moreover, certain provisions of the Nevada General Corporation Law that limit our ability to enter into “business combinations” with certain “interested shareholders” and limit the voting rights of those stockholders who obtain “control shares” may also act to inhibit a hostile acquisition of our company. All of these provisions described above are likely to discourage potential acquisition proposals and delay or prevent a transaction resulting in a change in control.

In addition, the existence of these provisions could prevent or frustrate stockholder attempts to replace or remove current management, who serve at the pleasure of our board. Since the “staggered” board provisions of our by-laws, as well as other by-law provisions limiting the ability of our stockholders to call special meetings, make it difficult to replace the majority of our board at once, stockholder efforts to change the direction of our company, in the event of their dissatisfaction with the board’s or management’s performance, could be hindered.

Conditions in Israel continue to be volatile.

A significant part of our operations is conducted in Israel through our wholly owned subsidiary, Pharmos Ltd., and we are directly affected by economic, political and military conditions there.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, Israel, and companies doing business with Israel, has in the past been the subject of an economic boycott. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, there has been an increase in the unrest and terrorist activity that began in September 2000 and has continued with varying levels of severity into 2006. The Company does not believe that the political and security situation has had any material negative impact on our business to date; however, the situation is volatile, and we cannot be sure that security and political conditions will have no such effect in the future.

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

The price of our Common Stock may experience volatility

The trading price of our Common Stock could be subject to wide fluctuations in response to variations in our quarterly operating results, the failure of trial results, our the failure to bring products to market, conditions in the industry, and the outlook for the industry as a whole or general market or economic conditions. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of the specific companies. Such market fluctuations could have a material adverse effect on the market price for our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Pharmos is headquartered in Iselin, New Jersey, where it leases its executive offices and maintains clinical, regulatory and business development staff. The New Jersey lease expires in 2009. Pharmos also leases facilities used in the operation of its research, development, pilot manufacturing and administrative activities in Rehovot, Israel, which expires in 2006. The facility in Rehovot has been improved to meet the special requirements necessary for the operation of Pharmos’ research and development activities. In the opinion of the management, these facilities are sufficient to meet the current and anticipated future requirements of Pharmos. In addition, management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities. The monthly lease obligations for our office space in 2006 are $26,559 for Iselin, New Jersey and $26,911 for Rehovot, Israel. The approximate square footage for Iselin, New Jersey and Rehovot, Israel are 10,403 and 21,600, respectively. A portion of the NJ offices are subleased; the net monthly lease obligations and approximate square footage are $15,301 and 5,958 square feet, respectively.

Item 3. Legal Proceedings

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

In addition, two purported shareholders of Pharmos common stock have commenced derivative actions against our directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The second was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. An amended complaint in the state court case was filed in November 2005. Both lawsuits allege generally, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions. The complaints seek unspecified damages.

Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

.

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

Year ended December 31, 2005	HIGH	LOW

4th Quarter	$2.29	$1.94
3rd Quarter	2.63	2.03
2nd Quarter	3.75	2.35
1st Quarter	6.90	3.05

Year ended December 31, 2004	HIGH	LOW

4th Quarter	$21.25	$ 4.65
3rd Quarter	21.10	11.50
2nd Quarter	21.10	14.50
1st Quarter	24.90	17.10

The high and low bid prices for the Common Stock during the first quarter of 2006 (through March 20, 2006) were $2.93 and $2.00, respectively. The closing price on March 20, 2006 was $2.83.

The foregoing represents inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On February 22, 2006, there were approximately 490 record holders of the Common Stock of the Company and approximately 18,697 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in “street name”.

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

Item 6. Selected Financial Data

	Year Ended December 31,
	2005		2004		2003		2002		2001
Revenues	—		—		—		—		$4,298,441	(1)
Cost of Goods Sold (exclusive of depreciation & amortization)	—		—		—		—		1,268,589	(1)
Operating expenses	($15,708,888	)(2,3)	($19,880,151	)(2,4)	($16,034,146)		($16,858,414)		(13,789,291)
Other (expense), income, net	12,288,382	(5,6,7)	(2,532,390	)(6,7)	(2,679,517	)(6,7,8)	(426,409)		15,579,261	(9,10)
Income (Loss) Before Income Taxes	(3,420,506)		(22,412,541)		(18,713,663	)(5)	(17,284,823)		4,819,822	(6)
Net (Loss) Income	(2,929,872	)(11)	(21,967,767)		(18,485,865	)(11)	(17,069,600	)(11)	5,045,855
Net (loss) income applicable to common shareholders	($ 2,929,872)		($21,967,767)		($18,485,865)		($17,069,600)		$5,045,855

Net (loss) income per share applicable to common shareholders - basic	($ 0.15)		($ 1.22)		($ 1.37)		($ 1.51)		$0.46

Net (loss) income per share applicable to common shareholders - diluted	($ 0.15)		($ 1.22)		($ 1.37)		($ 1.51)		$0.46

Total assets	$48,990,772		$57,664,842		$69,622,482		$25,250,146		$44,757,946

Long term obligations	$1,125,551		$1,236,451		$5,772,344		$878,031		$6,640,851

Cash dividends declared	—		—		—		—		—

Average shares outstanding - basic	18,974,175		18,033,358		13,479,435		11,304,008		10,935,786

Average shares outstanding - diluted	18,974,175		18,033,358		13,479,435		11,304,008		11,059,613

(1)	The Company sold its ophthalmic product line in October 2001.

(2)	Includes retention award expense of approximately $ 459,564 and $1,378,695 in 2005 and 2004, respectively.

(3)	Includes severance costs of $609,701 related to the departure of two executives

(4)	Includes non cash charge for options of $578,238

(5)	Includes a $10.7 million milestone payment received in 2005 related to the sale of the ophthalmic product line in October 2001.

(6)	Other expenses include a non cash gain (loss) related to the value of warrants of $259,075, $525,074 and ($1,759,184) in 2005, 2004 and 2003, respectively.

(7)	Interest expense on declining balances on the $21 million September 2003 Convertible Debentures plus the accretion of debt discount and the amortization of debt issuance costs associated with September 2003 Convertible Debentures.

(8)	Includes a non cash beneficial conversion reversal of $786,000.

(9)	Includes a $16.3 million gain on sale of the ophthalmic product line in October 2001.

(10)	Includes a non cash beneficial conversion charge of $1.8 million.

(11)	Includes sales of NJ Net Operating Loss in 2005, 2004, 2003 and 2002 of $490,634, $444,744, $227,798 and $215,223, respectively.

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

Executive Summary

During 2005, the Company commenced a Phase I trial for its lead candidate for treating pain, a CB-2 selective agonist, cannabinor, which was completed in January 2006. The Company expects to enter Phase II testing in pain indications in the first half of 2006. The Company’s NanoEmulsion drug delivery system is in development for the topical application of analgesic and anti-inflammatory agents and also has the potential for the delivery of a wide variety of water-insoluble molecules. Phase I (safety and tolerability) studies have been completed with a prototype formulation of an NSAID, and revealed that it was well-tolerated. The Company expects to commence a clinical program in the first half of 2006. From the dextrocannabinoid family, the neuroprotective drug candidate dexanabinol completed a Phase IIa trial as a preventive agent against post-surgical cognitive impairment in the fourth quarter of 2004. Results of the exploratory Phase II trial of dexanabinol as a preventive agent for cognitive impairment (CI) in coronary artery bypass graft (CABG) patients have been reviewed internally and with the FDA. The Company announced in January 2006 that it will seek a partner to further develop this product.

The results for the year ended December 31, 2005 and 2004 were a net loss of $2.9 million and $22.0 million or a loss per share of $0.15 and $1.22, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of December 31, 2005, the Company’s accumulated deficit was approximately $145.9 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The listing below is not intended to be a comprehensive list of all of our accounting policies. The Company considers certain accounting policies related to stock-based compensation, tax valuation allowance and asset impairments to be critical policies due to the estimation process involved in each.

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

On June 28, 2005, the Company accelerated the vesting of unvested stock options awarded under its stock option plans that had exercise prices greater than $9.00; the closing price was $2.43 on June 28, 2005. Unvested options to purchase approximately 200 thousand shares became exercisable as a result of the vesting acceleration. Typically, the Company grants stock options that vest over a four-year period. The purpose of the accelerated vesting was to enable the Company to avoid recognizing, in its consolidated statement of operations, compensation expense associated with these options in future periods, upon adoption of SFAS 123R (Share-Based Payment) in January 2006. The impact of this acceleration resulted in a $2.6 million increase in proforma stock-based compensation expense in 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. The Company expects to adopt the provisions of SFAS 123R, prospectively, beginning January 1, 2006; the expected effect of the implementation of SFAS 123R is expected to be in the range of $1.0 to $1.5 million for the full year 2006.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, its then President and Chief Operating Officer. The Company granted retention awards consisting of cash and restricted stock units to Dr. Aviv. The Company granted retention awards consisting of cash and restricted stock to Dr. Riesenfeld (the “Awards”). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards will vest on his departure from the Company on April 2, 2006 and the expense of those awards is being accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, will be expensed pro rata over the vesting periods. Per the Awards, only Dr. Riesenfeld was issued the restricted stock; Dr. Aviv received restricted stock units.

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

Results of Operations

Years Ended December 31, 2005 and 2004

Executive Summary

The Company recorded no product sales revenue and cost of sales during 2005 and 2004.

Total operating expenses decreased by $4,171,263 or 21%, to $15,708,888 in 2005 from $19,880,151 in 2004. During 2005, the Company commenced a Phase I trial for its lead candidate for treating pain, a CB-2 selective agonist, cannabinor. The Company expects to enter Phase II testing in pain indications in 2006. The Company’s NanoEmulsion drug delivery system is in development for the topical application of analgesic and anti-inflammatory agents and also has the potential for the delivery of a wide variety of water-insoluble molecules. Phase I (safety and tolerability) studies have been completed with a prototype formulation of an NSAID, and revealed that that it was well-tolerated. The Company expects to commence a clinical program in the first half of 2006. From the dextrocannabinoid family, the neuroprotective drug candidate dexanabinol completed a Phase IIa trial as a preventive agent against post-surgical cognitive impairment in the fourth quarter of 2004. Results of the exploratory Phase II trial of dexanabinol as a preventive agent for cognitive impairment (CI) in coronary artery bypass graft (CABG) patients were reviewed internally and with the FDA. During 2005, the Company incurred higher costs related to legal services, amortization of deferred compensation from the Retention Award Agreements to two executives, and severance costs related to the departure of two executives. In 2005, the Company incurred a decrease in costs for the Phase III clinical trial of dexanabinol for severe TBI over 2004 as a result of the trial being completed and the results announced in December 2004.

During 2005, Pharmos advanced the lead candidate from its proprietary platform of CB2-selective synthetic cannabinoid compounds, cannabinor, through the initial stages of development, including safety and toxicology studies in multiple species, kinetics, and clinical Phase I. Cannabinor and other platform compounds were designed to reduce the side effects caused by natural cannabinoids. In a number of animal models, these compounds have demonstrated efficacy as analgesics to treat moderate to severe pain, as anti-inflammatory agents, and immunomodulation agents to treat diseases such as multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease. The Company commenced Phase I human testing of cannabinor during the third quarter of 2005, and dosing in the Phase I study in healthy volunteers has been completed. Pending full review of the Phase I data, Phase II studies will be conducted to assess feasibility for treating indications such as post-operative pain and neuropathic pain with cannabinor.

During 2005, Pharmos initiated a clinical program to develop its proprietary NanoEmulsion drug delivery technology. A Phase I study in healthy volunteers has been completed, and the formulation was well-tolerated. The Company plans to initiate a Phase I/II feasibility clinical trial in the first quarter of 2006. The study will evaluate safety, pharmacokinetics and the analgesic effect of an approved non-steroidal anti-inflammatory drug (NSAID) formulated in its NanoEmulsion. Efforts are targeted for the development of a product for the treatment of osteoarthritic pain.

In December 2004, the Company completed and announced the results of a Phase 3 trial of dexanabinol to treat severe traumatic brain injury (TBI) patients. Dexanabinol did not demonstrate efficacy in the trial, and the program was discontinued. A final report was submitted to the FDA, and a manuscript was published in a peer-reviewed journal. During 2005, the Company responded to the unfavorable TBI results and the termination of the TBI project by reducing its workforce by 20%, rebalancing its personnel to focus on advancing its preclinical programs toward a clinical developmental stage and by reducing costs without jeopardizing its strategic initiatives.

On May 26, 2005, Pharmos Corporation filed a Certificate of Change with the Nevada Secretary of State which served to effect, as of May 31, 2005, a 1-for-5 reverse split of Pharmos’ common stock. As a result of the reverse stock split, every five shares of Pharmos common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were rounded up to whole shares. The reverse stock split affected all of Pharmos’ common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of Pharmos’ common stock outstanding from 95,137,076 shares to 19,027,809 shares on May 31, 2005, and the number of authorized shares of common stock was reduced from 150,000,000 shares to 30,000,000 shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split. At the Annual Meeting in September 2005, the shareholders voted to increase the number of authorized shares of common stock to 60,000,000 shares.

The Company is currently dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since its inception, except for 2001. During 2005, the Company funded the majority of its expenses with $10.7 million of other income as a result of the receipt of a non-recurring milestone payment in January 2005 from Bausch & Lomb (B&L) related to the FDA approval and subsequent project launch of Zylet™, income from grants received from the Office of the Chief Scientist of Israel and the sale of NJ Net Operating Losses. At December 31, 2005, the Company has an accumulated deficit of $145.9 million and expects to continue to incur losses going forward. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company’s product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”

Research efforts in 2005 have been focused on the completion of cannabinor toxicology, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel. During the fourth quarter of 2005, the Company commenced its dose escalating safety trial. The major decreases in year-to-date operating expenses year–over-year reflects the shift from robust clinical trial spending for two trials in 2004 vs. primarily in-house research & development activities in 2005.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company’s Phase II project is the development of dexanabinol as a preventive agent against the cognitive impairment that can follow CABG surgery. During 2005, the gross cost of development and review was approximately $1.2 million. Total costs since the CI-CABG project entered Phase II development in 2003 through December 31, 2005 were $3.5 million. To bring this product to the FDA for approval would require extensive additional testing in both Phase II and Phase III trials and there is no assurance the product could achieve regulatory approval and commercialization; therefore, the Company is seeking a partner for the development of this product.

Gross expenses for other research and development projects in early stages of development for the year ended December 31, 2005 and 2004 were $6,257,498 and $ 3,696,477, respectively. Over 85% of the spending in both 2005 and 2004 was related to cannabinor and other CB2 compounds. Research & development (R&D) gross expenses decreased by $6,767,041 or 41% from $16,335,334 in 2004 to $9,568,293 in 2005 due to a reduction in clinical activity. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $1,406,508 and $3,446,677 during 2005 and 2004, respectively, which reduced research and development expenses. The decrease in grants is directly related to the decrease in the underlying eligible activity for the grants for 2005 over 2004. Total research and development expenses, net of grants, decreased by 4,726,872 or 37% from $12,888,657 in 2004 to $8,161,785 in 2005.

General and administrative expenses increased by $751,488 or 12%, from $6,413,803 in 2004 to $7,165,291 in 2005. The increase in general and administrative expenses is due to higher compensation, professional fees, and insurance by $939,630, $197,840, and $430,979 respectively, in 2005 compared to 2004. There were decreases in general and administrative expenses related to lower consultant expenses of $746,472 and savings from the Company’s cost containment efforts in 2005 compared to 2004. The increase in compensation is attributed to the amortization of deferred compensation related to General & Administration from the Retention Award Agreements in the amount of $735,300 which commenced in September of 2004. The higher professional fees in 2005 are attributed to legal fees related to the class action suits offset by reduced accounting fees. The decrease in consulting is attributed to a non-cash charge of approximately $517,000 for extending the stock option exercise period to the Company’s former chief financial officer and stock options granted to a key consultant which were incurred in 2004 but did not occur in 2005, coupled with reduced pre-marketing consulting in 2005 vs. 2004. The increase in insurance is attributable to higher insurance rates.

Depreciation and amortization expenses decreased by $195,879, or 34%, from $577,691 in 2004 to $381,812 in 2005. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, increased by $14,820,772 from an expense of $2,532,390 in 2004 to income of $12,288,382 in 2005. Income of $10,725,688 was recognized for the net payment received from B&L in the first quarter of 2005. Interest expense decreased by $3,539,213 from $3,705,535 in 2004 to $166,322 in 2005. The decrease in 2005 interest expense is a result of the substantially reduced average outstanding balance and maturity at March 31, 2005 of the September 2003 Convertible Debentures. This debt was fully repaid as of March 31, 2005. Interest income increased by $856,868, or 130%, from $658,010 in 2004 to $1,514,878 in 2005 as a result of a higher average cash balances and higher interest rates. During 2005. the Company recorded in other income royalties of $24,670 compared with $9,008 in 2004 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

No tax provision is required at this time since the company is in a tax loss position at year-end December 31, 2005 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Years Ended December 31, 2004 and 2003

Executive Summary

The Company recorded no product sales revenue and cost of sales during 2004 and 2003.

Total operating expenses increased by $3,846,005 or 24%, to $19,880,151 in 2004 from $16,034,146 in 2003. During 2004, the Company increased its resources being allocated to the Phase II trial of dexanabinol as a preventive agent against cognitive impairment (“CI”) that can follow coronary surgery under cardiopulmonary bypass (CS-CPB) operations which the results were announced in November 2004. Pre-clinical activities for cannabinor increased substantially during 2004 over 2003 in preparation of beginning human clinical trials in 2005. The Company incurred higher consulting and professional fees in connection with an increase in accounting fees, including Sarbanes-Oxley compliance, legal services, amortization of deferred compensation from the Retention Award Agreements to two executives, and non-cash stock option charges in 2004. In 2004, the Company incurred a decrease in costs for the Phase III clinical trial of dexanabinol for severe TBI over 2003 as a result of the trial being completed and the results announced in December 2004.

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

In 2004, the Company announced the results of the Phase II trial of dexanabinol as a preventive agent against the CI that can follow coronary surgery involving CS-CPB that was approved by Israel’s Ministry of Health. Although the trial did not achieve its primary statistical endpoint, the Stroop test achieved a statistically and clinically relevant difference. The results from this trial indicate that the pre-frontal region of the brain involved in higher cognitive functions may be the most affected by CI and that dexanabinol may preserve these functions in CS-CPB patients. The data support refocusing patient assessment more closely on integrative or executive functions rather than on the memory aspects of cognition. The Company is seeking a partner to further develop this product. During 2004, the gross cost of patients undergoing CS-CPB was approximately $1.6 million. Total costs since the CS-CPB project entered Phase II development in 2003 through December 31, 2004 were $2.4 million.

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

General and administrative expenses increased by $2,667,233, or 71%, to $6,413,803 in 2004 from $3,746,570 in 2003. The Company recorded non-cash charges, which are reflected in the numbers below, of approximately $517,000 of stock options and $368,000 for the Retention Award Agreements. The majority of the increase in selling, general and administrative expenses is due to higher consultants, professional fees, insurance, and salaries by $1,179,338, $914,641 and $213,030, and $170,319, respectively in 2004 as compared to 2003. The Company incurred a non cash charge of approximately $445,000 for extending the stock option exercise period to the Company’s former chief financial officer. In addition, the Company granted stock options to certain key consultants during 2004 which resulted in higher consulting fees. The higher professional fees in 2004 are attributed to increased accounting fees, preparation of Sarbanes-Oxley compliance related fees, and personnel recruitment fees. Insurance renewals were higher reflecting insurance industry trends and increased coverage. The increase in salaries was attributed to an increase in the amortization of deferred compensation from the Retention Award Agreements and headcount.

Depreciation and amortization expenses decreased by $76,926, or 12%, from $654,617 in 2003 to $577,691 in 2004. The decrease is due to some fixed assets becoming fully depreciated.

Other expense, net, decreased by $147,127 from $2,679,517 in 2003 to $2,532,390 in 2004. Interest expense increased by $1,790,321 to $3,705,535 in 2004 from $1,915,214 in 2003. The 2004 interest expense is based on twelve months of interest expense and debt discount and issuance amortization costs related to the $21.0 million September 2003 Convertible Debenture financing as compared to the Debentures being outstanding for only 3 months in 2003. Due to the volatility of the Company’s stock price and the exercise of warrants, the Company recorded a gain of $525,074 related to the value of warrants in 2004 as compared to a loss of $1,759,183 in 2003. Interest income decreased by $393,232, or 37%, from $1,051,242 in 2003 to $658,010 in 2004 as a result of a lower average cash balance.

During 2004 and 2003, the Company recognized royalties of $9,008 and $4,355, respectively, per the licensing agreement with Herbamed, Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

Liquidity and Capital Resources

The Company was not profitable from 2003 through 2005. During 2005, the Company funded the majority of its expenses through $10.7 million of other income as a result of the receipt of a non-recurring milestone payment in January 2005 from Bausch & Lomb (B&L) related to the FDA approval and subsequent project launch of Zylet™, income from grants received from the Office of the Chief Scientist of Israel and the sale of NJ Net Operating Losses. At December 31, 2005, the Company had an accumulated deficit of $145.9 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling of $46.0 million as of December 31, 2005, will be sufficient to support the Company’s continuing operations beyond December 31, 2006.

The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. Although the Company may receive a future milestone payment from sales of Zylet in future periods, it may not be sufficient to allow the Company to operate profitably at any time in the foreseeable future. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products.

The following table describes the Company’s liquidity and financial position on December 31, 2005, and on December 31, 2004:

	December 31, 2005	December 31, 2004
Working capital	$44,763,056	$46,269,367

Cash and cash equivalents	$10,289,127	$49,014,530

Short term investments	$35,748,343	$—

Total cash, cash equivalents and short term investments	$46,037,470	$49,014,530

Short-term convertible debentures, net	$—	$4,765,540

Current working capital position

As of December 31, 2005, the Company had working capital of $44.8 million consisting of current assets of $47.4 million and current liabilities of $2.6 million. This represents a decrease of $1.5 million from its working capital of $46.3 million on current assets of $55.7 million and current liabilities of $9.4 million as of December 31, 2004.

Current and future liquidity position

Management believes that cash, cash equivalents and short term investments, totaling $46.0 million as of December 31, 2005 will be sufficient to support the Company’s continuing operations beyond December 31, 2006. During January 2005, the Company received net proceeds of approximately $9.1 million from Bausch & Lomb for the commercialization of Zylet. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

Cash

At December 31, 2005, cash and cash equivalents totaled $10.3 million. At December 31, 2004 cash and cash equivalents totaled $49.0 million. This net decrease in cash of $38.7 million was attributable due to the investment of cash in short term investments in the amount of $35.7 million, the Company’s cash used in operations and repayment of the September 2003 Convertible Debentures. During January 2005, the Company received net proceeds of approximately $9.1 million from Bausch & Lomb for the commercialization of Zylet. The cash and cash equivalents, in combination with the short-term investments, will be used to finance future growth.

As part of the September 2003 financing, the Company received a total of $16.0 million of restricted cash held in escrow which was to remain in escrow until either the Company’s convertible debentures were converted into common shares of the Company by the investor or by the Company, or such funds are repaid by the Company or are used to fund acquisition(s) approved by the investors. A total of $19 million of the original $21.0 million in convertible debentures have been repaid. An additional $2 million was converted into common shares of the Company’s stock.

The Company has a lease agreement for the premises it occupies in New Jersey. The lease agreement expires in 2009. The lease agreement is secured by a letter of credit of $62,874. This amount is included in restricted cash at December 31, 2005.

In addition, the Company’s subsidiary, Pharmos Ltd., has a lease agreement for the premises it occupies in Israel. The lease agreement expires in November 2006. The lease agreement is secured by a letter of guarantee in the amount of $162,954 based on the Israeli consumer price index. A deposit of $79,527 is included in restricted cash at December 31, 2005.

Operating activities

Net cash used in operating activities for 2005 was $12.0 million compared to $19.7 million for 2004. The decrease is primarily clinical trial spending for two trials in 2004 vs. primarily in-house research & development activities in 2005.

Capital expenditures

Our capital expenditures for property, plant and equipment for 2005, 2004 and 2003 totaled approximately $137,000, $310,000 and $117,000 respectively for normal replacements and improvements.

Investing activities

During 2005, the Company implemented its Investment Policy; cash previously invested in money market accounts has been invested in slightly longer term securities earning higher interest rates. Approximately $41,748,000 was invested in short term investments during 2005 of which $6,000,000 was reinvested in other short term securities.

In January 2005, Pharmos received additional gross proceeds of approximately $12,275,000 from Bausch & Lomb in connection with their successful commercial launch of the Zylet™ product and income from the Office of the Chief Scientist of Israel. In January 2005, Pharmos paid approximately $1,549,000 to B&L (included in accounts payable on December 31, 2004) for costs of developing Zylet™ and an additional payment of approximately $1,533,000 to the former patent holder of Zylet™. All payments due to B&L have been completed.

Financing activities

During 2005, the financing activities were the repayment of the remainder of the September 2003 Convertible Debentures in the amount of $4,846,148.

During the third quarter of 2004, the Company completed a private placement to sell common shares to six investors generating net proceeds of $15.7 million. An aggregate of 1,116,667 shares of common stock were issued.

During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest into 99,532 shares of common stock of the Company. As part of the escrow agreement, $2 million of restricted cash was released to the Company during April 2004. As of December 31, 2004, the Company had repaid or converted approximately $16.2 million of the September 2003 Convertible Debentures. The remaining Convertible Debenture balance of $4.8 million was repaid in total by March 2005.

In January 2004, the underwriters of the December 2003 public offering exercised their over-allotment option in full, generating net proceeds of approximately $4.04 million. An aggregate of 315,000 shares of Pharmos’ common stock were issued at a purchase price of $13.75 per share.

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

Executive stock trading program

During April 2004, Pharmos Corporation’s former President and Chief Operating Officer, Dr. Gad Riesenfeld, and one of its directors, Dr. Elkan Gamzu, separately adopted pre-arranged stock trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934.

Rule 10b5-1 permits officers and directors of public companies to adopt pre-determined plans for selling specified amounts of stock. The plans may be entered into only when the director or officer is not in possession of material, non-public information and may be used to gradually diversify investment portfolios over a period of time.

During 2004, pursuant to his 10b5-1 Plan, Dr. Riesenfeld sold an aggregate of 30,917 shares, which he acquired upon the exercise of options and warrants covered by the plan. Having depleted all plan-covered securities, Dr. Riesenfeld’s 10b5-1 Plan terminated.

During 2004, pursuant to his 10b5-1 Plan, Dr. Gamzu sold an aggregate of 4,500 shares, which he acquired upon the exercise of options and warrants covered by the plan. The plan expired in April 2005.

Bausch & Lomb

In October 2001, Bausch & Lomb purchased all rights to the Company’s loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax® and Alrex®, prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including Zylet, a product that was submitted to the FDA for marketing approval in September 2003. In December 2004, Bausch & Lomb received approval from the FDA of its New Drug Application for Zylet as an ophthalmic anti-inflammatory/antibiotic combination product. During January 2005, the Company received gross proceeds of approximately $12.2 million from Bausch & Lomb. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company had a passive role as a member of a joint committee overseeing the development of Zylet and had an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million of the LE-T development cost, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb to Pharmos in October 2001. In July 2003, the Company paid Bausch & Lomb $1.57 million of its liability for the development of Zylet. As of December 31, 2004, Pharmos owed an additional $1.56 million as its share of these research and development related Zylet expenses and represents the maximum amount Pharmos owes Bausch & Lomb. Pharmos paid Bausch & Lomb the remaining research and development related expenses in January 2005. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million paid in October 2002) from the proceeds of the sale of Lotemax and Alrex in return for his consent to the Company’s assignment of its rights under the license agreement to Bausch & Lomb. During January 2005, the Company paid Dr. Bodor approximately $1.3 million per the agreement with respect to Zylet. Pharmos owes Dr. Bodor an additional 14.3% of the payment the Company will receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S.

Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million was to be available to fund acquisitions upon the approval of the investors. The convertible debentures were convertible into common stock of the Company at a fixed price of $20.20, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bore an interest rate of 4%, were redeemed in 13 substantially equal monthly increments which began March 31, 2004. Amounts converted into shares of Pharmos common stock would have reduced the monthly redemption amount in inverse order of maturity. The $16.0 million earmarked for acquisition activity was held in escrow until it was repaid. In connection with the financing, the Company also issued 1,102,941 three-year warrants (including 102,941 placement agent warrants) to purchase 1,102,941 shares of common stock at an exercise price of $10.20 per share. The issuance costs related to the convertible debentures of approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants were capitalized and amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $21.0 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount will accrete over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures are being deferred and amortized to interest expense over the life of the debt. APB 21 also requires the Company to allocate the warrant costs between the convertible debentures and the transaction warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital. During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest. The Company issued 99,532 shares of common stock. As part of the escrow agreement, approximately $1,524,000 of restricted cash was released to the Company.

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

Common Stock Transactions

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, its then President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 75,950 restricted stock units to Dr. Aviv and $200,000 cash and 50,633 shares of restricted stock to Dr. Riesenfeld (the “Awards”). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards will vest on his departure from the Company on April 2, 2006 and the expense of those awards is being accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, are being expensed pro rata over the vesting periods.

On August 20, 2004, the Company completed a private placement to sell common shares to six investors, generating total gross proceeds of $16.75 million. An aggregate of 1,116,667 shares of common stock were issued utilizing a shelf registration of Pharmos’ securities declared effective by the Securities and Exchange Commission in December 2003 and was priced at $15.00 per share. Issuance costs of approximately $1,067,000 were recorded as a reduction of additional paid in capital.

In December 2003, the Company completed a public offering. Pharmos sold 2,100,000 common shares at a purchase price of $13.75 per share for gross proceeds of $28,875,000. The stock was offered in a firm commitment underwriting pursuant to an existing shelf registration statement. The net proceeds of this offering to Pharmos were approximately $26.9 million. During January 2004, the underwriters exercised their over-allotment option in full to purchase an aggregate of 315,000 shares of Pharmos’ common stock at a purchase price of $13.75 per share, less the underwriting discount. Total net proceeds from the offering, including $4.07 million from the exercise of the over-allotment option, were approximately $31.0 million.

On May 30, 2003, the Company completed a private placement to sell common shares and warrants to ten investors, generating total gross proceeds of $8.0 million. The Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock issued. The private placement offering was completed by issuing 1,882,353 shares of common stock at a price of $4.25 per share (representing an approximate 20% discount to a ten-day trailing average of the closing price of the stock ending May 28, 2003) and 714,706 warrants at an exercise price of $7.00 per share, which includes 88,236 placement agent warrants. Issuance costs of approximately $525,000 in cash and $240,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital.

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 1,011,766 shares of common stock at a price of $4.25 per share and approximately 220 thousand warrants at an exercise price of $6.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a gain or loss until exercised or expiration and amounted to $38,880 at December 31, 2005. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. A total of $936,156 was recorded as a credit to additional paid-in-capital in 2003 as a result of exercises and the recording of the initial value of the warrants.

Other

In 2005, 2004, and 2003, the Company sold $6,413,522, $3,588,728, and $2,096,487, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2005, 2004, and 2003 were $490,634, $444,774 and $227,798, respectively and such amounts were recorded as a tax benefit in the statements of operations. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

Commitments and Long Term Obligations

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Undetermined *
Operating Leases	$1,347,843	$631,136	$713,962	$2,745	$—	$—
Other long-term liabilities reflected on our balance sheet*	1,014,647	—	—	—	—	1,014,647
Other
Commitments**	400,000	250,000	150,000	—	—	—

Total	$2,762,490	$881,136	$863,962	$2,745	$—	$1,014,647

*

Consists of net severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $772,199.

**	Represents cash retention bonus given to the CEO and its then President. Approximately $267,647 has been accrued through December 31, 2005.

The Company has entered into various employment agreements. The terms of these employment agreements include one-year renewable terms and do not represent long term commitments of the Company. The employment contract for Alan Rubino, the President, is a three year contract; thereafter, it has a one-year renewable term.

Management believes that cash, cash equivalents, and short term investments of $46.0 million as of December 31, 2005, will be sufficient to support the Company’s continuing operations beyond December 31, 2006. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets.

The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents, short term investments, restricted cash and the currency impact in Israel. Due to the relatively short-term nature of these investments the Company has determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us. The value of the warrant liability is based upon the Company’s stock price, which has historically shown wide fluctuations.

New accounting pronouncements

New pronouncements issued by the FASB and not effective until after December 31, 2005 are not expected to have a significant effect on the company’s financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In February 2006, the Financial Accounting Standards Board (FASB or the “Board”) met to discuss issues related to Hybrid Financial Instruments EITF 05-4 Issue Summary No. 1. Upon initial adoption of the Hybrid Financial Instruments Standard, an entity will have the option to recognize its existing hybrid financial instruments where an embedded derivative had been bifurcated under paragraph 12 of FAS 133 at fair value. The Board decided that the difference between the total carrying amount of the individual components (i.e., the host contract and the embedded derivative) of the financial instrument and the fair value of the combined hybrid financial instrument shall be recognized as a cumulative-effect adjustment to beginning retained earnings. Additionally, the Board decided that an entity shall separately disclose the gross gains and losses that make up the cumulative-effect adjustment, determined on an instrument-by-instrument basis. These were the remaining issues to be decided for this project and on February 16, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. The adoption of this EITF is not expected to have a material impact on our consolidated financial position, results of operations or reporting requirements.

In May 2005, the FASB has issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. The Company expects to adopt the provisions of SFAS 123R, prospectively, beginning January 1, 2006; the expected effect of the implementation of SFAS 123R is expected to be in the range of $1.0 to $1.5 million for the full year 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents, short term investments and restricted cash. Due to the short-term nature of the cash and cash equivalents, short term investments and restricted cash, we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

Item 8. Financial Statements and Supplementary Data

The information called for by this Item 8 is included following the “Index to Consolidated Financial Statements” contained in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section13a - 15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos’ Chief Executive Officer and Chief Financial Officer and several other members of Pharmos’ senior management at December 31, 2005. Based on this evaluation, Pharmos’ Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, Pharmos’ disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2005, management identified a material weakness in the Company’s internal control over financial reporting regarding the Company’s preparation and review of its Consolidated Statement of Cash Flows for the three months ended March 31, 2005. Specifically, the Company did not have effective controls in place to ensure that the payments related to the Bausch & Lomb milestone payment were properly classified as cash flows from investing activities versus cash flows from operating activities. This control deficiency resulted in an adjustment to the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2005. The Company has since improved the process designed to review and approve the presentation and disclosure of non-routine transactions to be incorporated into the Company financial reports to the SEC. The Company has set up a review procedure for cash flow classification of non recurring transactions with its accounting advisory firm as part of its quarterly close process. The review process includes, but not limited to, a discussion of significant, non-routine items affecting the Company and the related classification in relation to accounting treatment and financial reporting. Management tested the operational effectiveness of this control and concluded that the control was operating effectively as of December 31, 2005. As of June 30, 2005 the Company’s public equity float was less than $50 million hence as per SEC Final Rule 33-8644 Revisions Pharmos will no longer be considered an accelerated filer. Since Pharmos will no longer be an accelerated filer, it is not required to provide management and auditor reports on internal control over financial reporting in its 2005 Form 10-K.

(b)        Changes in Internal Control Over Financial Reporting:  Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The directors, officers and key employees of the Company are as follows:

Name	Age	Position
Haim Aviv, PhD	66	Chairman, Chief Executive Officer,

Chief Scientist and Director

Alan L. Rubino	51	President, Chief Operating Officer
Gad Riesenfeld, PhD	61	Former President, Chief Operating Officer
James A. Meer	60	Senior Vice President and

Chief Financial Officer, Secretary and Treasurer

David Schlachet **	60	Director
Mony Ben Dor*	60	Director
Georges Anthony Marcel, M.D., PhD **	65	Director
Elkan R. Gamzu, Ph.D **	63	Director
Lawrence F. Marshall, M.D.	62	Director
Abraham Sartani	58	Director

*	Lead Director
**	Members of the Audit Committee

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

Alan L. Rubino, became President and Chief Operating Officer, commencing November 14, 2005. Prior to joining Pharmos, Mr. Rubino had been Executive Vice President and General Manager of PDI, Inc., a publicly traded outsourcing company focused on the pharmaceutical and biotech industries, since January 2004. From 2001 through December 2003, he served as Senior Vice President/Officer - PTS Marketing and Business Unit Strategy in the Pharmaceutical and Technology Services Division of Cardinal Health, Inc. Between 1977 and 2001, Mr. Rubino was with Hoffmann-LaRoche where he rose to Senior Vice President and a member of the U.S. Executive and Operating Committees. Currently, he is a member of the Board of Directors of Rutgers Business School and Aastrom Biosciences, Inc. and serves on the Advisory Board of SK Corp. Mr. Rubino holds a B.A. in Economics from Rutgers University.

Gad Riesenfeld, Ph.D., is employed pursuant to an employment contract that expires in April 2006 and will not be renewed. Dr. Riesenfeld served as the Company’s Chief Operating Officer from March 1995 through November 2005 and President from February 1997 through November 2005. He served as Executive Vice President from December 1994 to February 1997, Vice President of Corporate Development and General Manager of Florida Operations from October 1992 to December 1994, and was employed by Pharmos from March 1992 until the Merger. Prior thereto, he was engaged in a variety of pharmaceutical and biotechnology business activities relating to the development and commercialization of intellectual property, primarily in the pharmaceutical and medical fields. From March 1990 through May 1991, Dr. Riesenfeld was a Managing Director of Kamapharm Ltd., a private company specializing in human blood products. Prior thereto, from May 1986, he was Managing Director of Galisar Ltd., a pharmaceutical company involved in extracorporeal blood therapy. Dr. Riesenfeld holds a Ph.D. degree from the Hebrew University of Jerusalem and held a scientist position, as a post doctorate, at the Cedars Sinai Medical Center in Los Angeles, California.

James A. Meer was elected Vice President, Chief Financial Officer, Secretary and Treasurer of Pharmos in July 2004 and in January of 2005 became Senior Vice President, Chief Financial Officer, Secretary and Treasurer. From November 2000 until his appointment as the Company’s Chief Financial Officer, he was a principal in Meer Healthcare Consulting and GreyPeach Partners serving life science and technology companies. From 1992 to 2000, Mr. Meer was Vice President and Treasurer of Schein Pharmaceutical, Inc, (NYSE) a leading specialty pharmaceutical company. In addition, Mr. Meer has held several senior financial positions with public companies in other industries. He holds an MBA in Finance from Pace University and a BA in Economics from Rutgers College. Mr. Meer serves on the Advisory Board of Dynamis Therapeutics, Inc.

David Schlachet, a Director of the Company from December 1994, was named Chief Executive Officer in November 2005 of Syneron Medical Ltd, a company that develops, manufactures, and markets aesthetic medical products. As of July 2004, Mr. Schlachet had served as CFO of Syneron Medical Ltd. He had been a managing partner of Biocom, a V.C Fund in the field of Life Science, from April 2000 until December 2004 Prior to that, he served as Chairman of Elite Industries Ltd from July 1997 until June 2000. From January 1996 to June 1997, Mr. Schlachet served as the Vice President of the Strauss Group and Chief Executive Officer of Strauss Holdings Ltd, one of Israel’s largest privately owned food manufacturers. He was Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel from 1990 to December 1995, and was responsible for the Institute’s administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. He also serves as a Director of Harel Investment House (Israeli broker, underwriter and asset management firm), Edgar Ltd. (real estate company), Compugen Ltd. and Taya Investment Company Ltd.

Mony Ben Dor, a director of the Company since September 1997, has been managing partner of Biocom, a V.C Fund in the field of Life Science since April 2000 until December 2004. Prior to that he was Vice President of the Israel Corporation Ltd. from May 1997, and Chairman of two publicly traded subsidiaries: H.L. Finance and Leasing and Albany Bonded International Trade. He was also a Director of a number of subsidiary companies such as Israel Chemicals Ltd., Zim Shipping Lines, and Tower Semiconductors. From 1992-1997 Mr. Ben Dor was Vice President of Business Development for Clal Industries Limited, which is one of the leading investment groups in Israel. He was actively involved in the acquisition of pharmaceutical companies, including Pharmaceutical Resources Inc., Finetech Ltd. and BioDar Ltd. He served as a director representing Clal Industries in all of the acquired companies as well as other companies of Clal Industries. Prior to his position at Clal Industries, Mr. Ben Dor served as Business Executive at the Eisenberg Group of companies.

Georges Anthony Marcel, M.D., Ph.D., a Director of the Company since September 1998, is founder and chairman of the Scientific Advisory Board of HealthValue SARL, specialized in biotechnology competitive intelligence. Previously Dr. Marcel was Chairman & CEO of TMC Development, a biopharmaceutical consulting firm based in Paris, France. Prior to founding TMC Development in 1992, Dr. Marcel held a number of senior executive positions in the pharmaceutical industry, including Chief Executive Officer of Amgen’s French subsidiary, Vice President of Marketing for Rhone-Poulenc Sante (now Sanofi - Aventis) and Director of Development for Roussel-Uclaf. Dr. Marcel teaches biotechnology industrial issues and European regulatory affairs at the Faculties of Pharmacy of Paris and Lille as well as at Versailles Law School. Dr. Marcel is also a member of the Gene Therapy Advisory Committee at the French Medicines Agency and sits on the Expert Committee of Genopole.

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

Abraham Sartani, M.D., a Director of the Company since June 2005, is currently Vice-President and Director, Pharmaceutical Research and Development Division of Recordati S.p.A. Dr. Sartani has been involved in pharmaceutical research and development for 25 years, first at Farmitalia Carlo Erba and, since 1985, at Recordati. Since 1988, he has reported directly to the chairman of the company as the Vice President and Director of the Research and Development Division. Since 1999, his responsibilities have included all licensing activities. Dr. Sartani received his medical degree from the Sackler School of Medicine, University of Tel Aviv, Israel in 1974, graduating cum laude. Between 1975 and 1978, he completed his internship and residency at the Jaffa Government Hospital in Tel Aviv. From 1978 to 1980, he was a Specialist in Endocrinology at the University of Pavia and a Ford Foundation Research Fellow at the University of Milan.

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

Lead Director

In June 2004, the Board created the position of lead director and adopted a Lead Independent Director Charter, a copy of which is available on our website at www.pharmos.com. The position of lead director was created for the purpose of assisting the Chairman and the remainder of the Board in assuring effective corporate governance in managing the affairs of the Board and the Company. The Board, in accordance with the recommendation of the Governance and Nominating Committee, designated Mony Ben Dor as lead director, to hold office until the next Annual Meeting of Directors or until his successor is duly elected and qualified.

Board Committees

The Board has a standing Compensation Committee, Governance and Nominating Committee, Audit Committee and Science & Technology Committee.

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

The Clinical Development and Science Committee was formed in June, 2005 and assists the Board of Directors by reviewing and evaluating the Company’s clinical programs and research and development efforts. Members of the Clinical Development and Science Committee are Messrs. Marcel, Gamzu Marshall, and Sartani.

The Audit Committee, Compensation Committee, Governance and Nominating Committee, and Clinical Development and Science Committee each operate under written charters adopted by the Board. These charters are available on the Company’s website at www.pharmoscorp.com/investors.

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

Section 16 Filings

No person who, during the fiscal year ended December 31, 2005, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

The following table summarizes the total compensation of the Chief Executive Officer of the Company in 2005 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2005.

		Annual Compensation					Long Term Compensation
Name/Principal Position	Year	Salary		Bonus	Other		Restricted Stock		Stock Underlying Options	All Other Compensation

Haim Aviv, Ph.D	2005	$308,497	(1)	$—	$20,287	(2)	—		325,000	$17,125	(3)
Chairman, Chief	2004	$298,284		$—	$17,423	(2)	$1,200,000	(4)	38,000	$315,821	(5)
Executive Officer, and Chief Scientist	2003	$281,400		$140,000	$21,928	(2)	—		38,000	$14,616	(3)

Alan L. Rubino	2005	$41,761	(6)	$52,500	$1,277	(2)	—		325,000	—
President & Chief	2004	—		—	—		—		—	—
Operating Officer	2003	—		—	—		—		—	—

Gad Riesenfeld, Ph.D	2005	$249,063	(7)	$—	$75,294	(8)	—		—	$16,432	(3)
President & Chief	2004	$249,063		$—	$69,376	(8)	$800,000	(9)	27,000	$215,181	(10)
Operating Officer	2003	$234,965		$100,000	$78,886	(8)	—		27,000	$14,025	(3)

James A. Meer	2005	$235,000		$20,000	$13,300	(2)	—		25,000	—
Senior Vice President,	2004	$110,320	(11)	$50,000	$5,890	(2)	—		53,000	—
Chief Financial Officer, Secretary & Treasurer	2003	—		—	$—		—		—	—

Robert W. Cook	2005	—		$—	$—		—		—	—
Executive Vice President,	2004	$99,244	(12)	$5,250	$1,942	(2)	—		—	—
Chief Financial Officer	2003	$222,264		$100,000	$25,211	(2)	—		23,000	—

(1)	Consists of compensation paid in the US and Israel; the change in salary from 2004-2005 is related to exchange rate fluctuations.
(2)	Consists of contributions to insurance premiums and/or car allowance.

(3)	Consists of deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy.

(4)

Represents the value at the time of grant of 379,747 restricted stock units (which were converted to 75,950 restricted stock units as a result of the 1:5 stock split that was effective May 31, 2005) awarded to Dr. Aviv pursuant to a Retention Award Agreement dated September 6, 2004. Using the closing price of a share of Pharmos’ common stock on December 31, 2005, the aggregate value of Dr. Aviv’s restricted stock units would be approximately $152,660. Under the agreement, one-half of the restricted stock units vested and became non-forfeitable on December 31, 2005, and the balance are scheduled to vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The shares of common stock underlying the restricted stock units have the same dividend rights as our unrestricted common stock.

(5)

Consists of (i) $300,000 awarded to Dr. Aviv pursuant to a Retention Award Agreement dated September 6, 2004 (one-half of the cash award vested and became non-forfeitable on December 31, 2005, and the balance is scheduled to vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions) and (ii) $15,821 in deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy.

(6)	Mr. Rubino joined Pharmos Corporation in November 2005.

(7)	Dr. Riesenfeld served as President and Chief Operating Officer through November 2005.

(8)	Consists of housing allowance, contributions to insurance premiums, car allowance and car expense.

(9)

Represents the value at the time of grant of 253,165 shares of restricted stock (which were converted to 50,633 shares of restricted stock as a result of the 1:5 stock split that was effective May 31, 2005) awarded to Dr. Riesenfeld pursuant to a Retention Award Agreement dated September 6, 2004. Using the closing price of a share of Pharmos’ common stock on December 31, 2005, the aggregate value of Dr. Riesenfeld’s shares of restricted stock would be approximately $101,772. Under the agreement, one-half of the shares of restricted stock vested and became non-forfeitable on December 31, 2005. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards will vest on his departure from the Company on April 2, 2006. The shares of common stock underlying the restricted stock units have the same dividend rights as our unrestricted common stock.

(10)

Consists of (i) $200,000 awarded to Dr. Riesenfeld pursuant to a Retention Award Agreement dated September 6, 2004 (one-half of the cash award vested and became non-forfeitable on December 31, 2005, and the balance is scheduled to vest and become non-forfeitable on June 30,2007, subject to certain accelerated vesting provisions) and (ii) $15,181 in deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards will vest on his departure from the Company on April 2, 2006.

(11)	Mr. Meer joined Pharmos Corporation in July 2004.

(12)	Mr. Cook resigned from Pharmos Corporation in March 2004.

The following tables set forth information with respect to the named executive officers concerning the grant and exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

Option Grants for the Year Ended December 31, 2005

	Common Stock Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Haim Aviv, PhD	38,000	7%	$3.85	13 Feb-15	$92,007	$233,165
Alan L. Rubino*	325,000	56%	$2.18	14 Nov-15	$445,572	$1,129,167
Gad Riesenfeld, PhD	27,000	5%	$3.85	13-Feb-15	$65,374	$165,670
James A. Meer	23,000	4%	$3.85	13-Feb-15	$55,689	$141,126

*	Mr. Rubino joined Pharmos Corporation in November 2005

Aggregated Option Exercises for the Year Ended December 31, 2005 and Option Values as of December 31, 2005:

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Haim Aviv, PhD	—	—	254,757	87,694	$—	$—
Alan L. Rubino*	—	—	20,000	305,000	$—	$—
Gad Riesenfeld, Ph.D	—	—	96,565	60,130	$—	$—
James A. Meer	—	—	30,000	23,000	$—	$—

*	Mr. Rubino joined Pharmos Corporation in November 2005.

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

As of December 31, 2005, 1,198,299 options to purchase shares of the Company’s Common Stock were outstanding under various option plans, 349,076 of which are non-qualified options. During 2005, the Company granted 575,310 options to purchase shares of its Common Stock to employees, directors and consultants, of which 176,026 are non-qualified options.

A summary of the various established stock option plans is as follows:

1992 Plan. The maximum number of shares of the Company’s Common Stock available for issuance under the 1992 Plan is 150,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate would again be available for options to be issued under the 1992 Plan. As of December 31, 2005, there were no options outstanding to purchase the Company’s Common Stock under this plan. The Company does not plan to issue any additional options from the 1992 Plan.

1997 Plan and 2000 Plan. The 1997 Plan and the 2000 Plan are each administered by a committee appointed by the Board of Directors (the “Compensation Committee”). The Compensation Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations. All stock options grants during 2005 were made from the 2000 Plan. The Company does not plan to issue any additional options from the 1997 Plans.

The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 300,000 shares, as amended, and under the 2000 Plan, as amended, is 2,700,000 shares. In 2005, the stockholders approved increasing the number of shares available in the 2000 Plan by 1,500,000 shares. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan and the 2000 Plan that expire or terminate will again be available for options to be issued under each Plan.

The price at which shares of Common Stock may be purchased upon exercise of an incentive stock option must be at least 100% of the fair market value of Common Stock on the date the option is granted (or at least 110% of fair market value in the case of a person holding more than 10% of the outstanding shares of Common Stock (a “10% Stockholder”)).

The aggregate fair market value (determined at the time the option is granted) of Common Stock with respect to which incentive stock options are exercisable for the first time in any calendar year by an optionee under the 1997 Plan, the 2000 Plan or any other plan of the Company or a subsidiary, shall not exceed $100,000. The Compensation Committee will fix the time or times when, and the extent to which, an option is exercisable, provided that no option for annual option grants will be exercisable earlier than one year or later than ten years after the date of grant (or five years in the case of a 10% Stockholder). The option price is payable in cash or by check to the Company. However, the Board of Directors may grant a loan to an employee, other than an executive officer, pursuant to the loan provision of the 1997 Plan or the 2000 Plan, for the purpose of exercising an option or may permit the option price to be paid in shares of Common Stock at the then current fair market value, as defined in the 1997 Plan or the 2000 Plan.

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

The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. Under the 2001 Plan, for any given calendar year, a participating employee can only be granted Rights to purchase that number of shares which, when multiplied by the exercise price of the Rights, does not exceed more than 10% of the employee’s base pay. From inception to December 31, 2005, the Company issued 12,560 shares of its common stock through the 2001 Plan. During 2005, the Company issued 0 shares of its common stock through the 2001 Plan.

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

1997 Employees and Directors Warrants Plan

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 206,000 Warrants to purchase 206,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 191,000 were granted at an exercise price of $7.95 per share and 15,000 were granted and an exercise price of $8.30 per share (together, the “1997 Employees Warrants”). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 20,000 Warrants to purchase 20,000 shares of Common Stock were granted to directors of the Company at an exercise price of $7.95 per share (the “1997 Directors Warrants”) on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2007. At December 31, 2005, there were 63,000 1997 Employees Warrants at $7.95, no 1997 Employees Warrants at $8.30 and 500 1997 Directors Warrants at $7.95 outstanding.

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

Employment/Consulting Contracts/Directors’ Compensation

Haim Aviv, Ph.D. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one-year employment/consulting agreement for Dr. Aviv, as Chairman of the Board and Chief Executive Officer of the Company. Dr. Aviv has agreed to devote a majority of his business time to the Company and to Pharmos Ltd. The agreement provides for automatic one year renewals unless either the Company terminates the agreement at least 180 days prior to the scheduled expiration date during the initial one year term (and 90 days for subsequent terms) or Dr. Aviv terminates the agreement at least 60 days in advance of termination. Dr. Aviv’s base compensation for 2005 was $308,497 and for 2006 is $ 323,922, and is allocated between the Company and is paid in US dollars and Pharmos Ltd which is paid in shekels and may result in exchange rate differences. The Company also agreed to make available for Dr. Aviv’s benefit following his death, termination of employment for disability or retirement at the age of at least 62 an amount equal to the cost of insurance premiums the Company would otherwise have incurred to obtain and maintain a “split-dollar” life insurance policy on his life (approximately $10,000 per year, accruing interest at 8% per year). In addition, the Company agreed to pay, in lieu of contributing to other benefits plans on his behalf, an amount equal to an aggregate of approximately 21% of his base compensation toward the “Management Insurance Scheme” managed by the government of Israel for members of management of Israeli companies.

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

The Board of Directors of the Company also agreed at its January 25, 2006 meeting, based upon the recommendation of the Compensation Committee, to clarify the Employment Agreement of the Company’s Chairman and CEO, Dr. Haim Aviv, dated as of April 2, 2001, to confirm that the calculation of any severance payments to be received by him upon a termination of employment in certain circumstances shall be based on the aggregate annual compensation he had been receiving at the time of termination, both in the form of base salary as an employee of the Company’s Pharmos Ltd. subsidiary and in the form of an annual consulting fee paid directly by the Company to an entity owned by Dr. Aviv.

The employment agreement also contains customary confidentiality and non-competition undertakings by Dr. Aviv.

Gad Riesenfeld, Ph.D. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one year employment agreement for Dr. Riesenfeld, as full-time President and Chief Operating Officer of the Company. Dr. Riesenfeld’s base compensation for 2005 was $249,063. In early October 2005, the Company notified Gad Riesenfeld that it would not be renewing his employment agreement when it expires in April 2006. Under the terms of his employment agreement, this nonrenewal will require several payments from the Company including salary, benefits and the vesting of certain stock options and restricted stock. These payments will include his salary through April 2006, one year’s additional salary of $249,063, plus payments for benefits commensurate with his current benefits. In addition, his restricted stock and other stock options will become vested. The total cost of severance for Dr. Riesenfeld is approximately $645,000; $322,500 has been expensed in the fourth quarter of 2005 and the remainder will be expensed in the first quarter of 2006. The balance for the restricted shares carried in Deferred Compensation within Equity is $588,235 as of December 31, 2005.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Drs. Aviv and Riesenfeld. The Company granted retention awards of $300,000 cash and 75,950 restricted stock units to Dr. Aviv and $200,000 cash and 50,633 shares of restricted stock to Dr. Riesenfeld (the Awards). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards will vest on his departure from the Company on April 2, 2006 and the expense of those awards is being accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The fair value of the restricted stock awards was based on the fair value of the underlying stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million.

Alan L Rubino In November 2005, the Compensation and Stock Option Committees of the Board of Directors recommended, and the Board approved, a three year employment agreement for Mr. Rubino as full time President and Chief Operating Officer of the Company. Mr. Rubino’s base compensation for 2005, effective November 14 was $315,000 and is $315,000 for 2006. Mr. Rubino received a sign-on bonus of $40,000 in November 2005. Mr. Rubino received a minimum performance bonus for 2005 (pro rated) and will receive a minimum performance bonus for fiscal year 2006 of $100,000. In subsequent years, the bonus is to range from minimum of 25% of base salary to target of 50% of base salary, with no maximum limit, based on milestones and determined by the CEO and Compensation Committee. The other provisions of Mr. Rubino’s employment agreement relating to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv’s employment agreement, as described above, except that Mr. Rubino does not participate in the “Management Insurance Scheme” of Pharmos Ltd.

James A. Meer. In July 2004, the Compensation and Stock Option Committees of the Board of Directors recommended, and the Board approved, a one year employment agreement for Mr. Meer as full time Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. In January 2005, Mr. Meer was promoted to Senior Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Meer’s base compensation for 2005 was $235,000 and is $242,050 for 2006. The other provisions of Mr. Meer’s employment agreement relating to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv’s employment agreement, as described above, except that Mr. Meer does not participate in the “Management Insurance Scheme” of Pharmos Ltd. As part of Mr. Meer’s employment contract, Mr. Meer is required to have an insurance policy. The Company will reimburse Mr. Meer the premium payments on his life insurance policy up to $8,500.

Directors’ Compensation. In March 2002, the Board of Directors of the Company adopted a compensation policy with respect to outside members of the Board which was amended in February 2004, June 2004 and January 2006.

Cash Compensation

On January 25, 2006, the Board of Directors of Pharmos Corporation (the “Company”) and its Compensation Committee approved a change in the compensation arrangements for its independent directors. In lieu of paying fees for each meeting attended, the Board authorized the payment of an annual fee of $30,000 for service on the Board. Also, in consideration of the additional work they perform for the Company, the Board authorized payment of additional compensation in the amount of $5,000 to each of the Chairmen of the Board’s Audit Committee, Compensation Committee and Clinical Development and Scientific Committee, and $15,000 to the Lead Director, who is also Chairman of the Governance and Nominating and Committee. Payment of such fees to any director is subject to attendance by such director at a minimum of least 70% of the combined number of meetings of the full Board and any Committees on which such director sits. Any director attending fewer than 70% of the meetings in a given year will have his or her aggregate annual fees reduced on a percentage basis by the same percentage of that year’s meetings not attended by such director (e.g., a director who did not attend 45% of the meetings in a given year would have his or her aggregate fees reduced by 45% for such year). Also, on January 25, the Board approved the annual grant of 20,000 ten-year stock options to each of the independent directors, which has been timely reported on Form 4’s filed by each of such directors.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Stock Option Committee are Mony Ben Dor, Lawrence Marshall, and Elkan Gamzu. There were no interlocks on the Compensation and Stock Option Committee in 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of March 20, 2006 (unless otherwise indicated), by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company’s Common Stock, (ii) each of the Company’s Directors, and (iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person’s name.

Name and Address of Beneficial Ownership	Amount of Beneficial Ownership		Percentage of Total (1)
Haim Aviv, Ph.D. (2) c/o Pharmos Ltd, Kiryat Weitzman Rehovot 76326, Israel	437,024		2.3%

David Schlachet (3) Syneron Medical Ltd. Industrial Zone, Tavor Building P.O.B. 550 Yokneam Illit, 20692 Israel	25,187	*	*

Mony Ben Dor (4) 40 Hakukia St Rishon Le Zion 75548, Israel	17,187	*	*

Georges Anthony Marcel M.D., Ph.D.(3) 9 ue de Magdebourg75116 Paris, France	14,000	*	*

Elkan R. Gamzu, Ph.D. (5) enERGetics, 199 Wells Avenue, Suite 302 Newton, MA 02459	20,750	*	*

Lawrence F. Marshall, M.D. (3) University of California, San Diego Regents Court Bldg., Suite 200 4130 LaJolla Village Drive LaJolla, CA 92037-1480	12,875	*	*

Abraham Sartani. M.D c/o Recordati SpA, Via Civitali, 1 20148 Milano, Italy	—		—

Alan L. Rubino (3) c/o Pharmos Corporation 99 Wood Avenue South, Suite 311 Iselin, NJ 08830	40,000		*

James A. Meer (6) c/o Pharmos Corporation 99 Wood Avenue South, Suite 311 Iselin, NJ 08830	47,750		*

All Directors and Executive Officers as a group (9 persons)(8)	614,773		3.2%

Lloyd Miller, III (9) 4550 Gordon Drive Naples, FL 34102	1,508,351		7.9%

—————

* Indicates ownership of less than 1%.

(1)	Based on 19,065,784 shares of Common Stock outstanding, plus each individual’s currently exercisable warrants or options. Assumes that no other individual will exercise any warrants and/or options.

(2)	Consists of 170,423 outstanding shares and 228,626 shares issuable upon exercise of currently exercisable warrants and/or options.

(3)	Consists entirely of shares issuable upon exercise of currently exercisable warrants and/or options.

(4)	Consists of 1,000 outstanding shares and 17,625 shares issuable upon exercise of currently exercisable warrants and/or options.

(5)	Consists of 2,000 outstanding shares and 18,750 shares issuable upon exercise of currently exercisable warrants and/or options.

(6)	Consists of 12,000 outstanding shares and 35,750 shares issuable upon exercise of currently exercisable warrants and/or options

(7)	Consists of 223,398 outstanding shares and 391,375 shares issuable upon exercise of currently exercisable warrants and/or options.

(8)	This information is as of December 31, 2004 based on a Form 13G filed by Lloyd Miller on February 9, 2006.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,261,591	$8.99	1,494,073
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,261,591	$8.99	1,494,073

Item 13. Certain Relationships and Related Transactions

The Company’s Pharmos Ltd. entered into a License Agreement with Herbamed, Ltd., a company controlled by Dr. Haim Aviv, the Company’s Chairman and Chief Executive Officer. The License Agreement licenses to Herbamed the Company’s patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 3% on net sales. During 2005 and 2004, the Company recognized royalties of $24,670 and $9,008, respectively.

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

Item 14. Principal Accounting Fees and Services

Audit fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2005 and 2004, its reviews of the Company’s unaudited consolidated interim financial statements, and for SEC filings were $370,000 and $629,000, respectively.

Audit-related fees

None.

Tax fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its income tax compliance and related tax services for the years ended December 31, 2005, and 2004 were $0 and $19,000, respectively.

All other fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its executive compensation analysis for the years ended December 31, 2005, and 2004 were $20,000 and $39,000, respectively. An additional fee of $1,500 was incurred in relation to subscription services for accounting related topics.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by PricewaterhouseCoopers LLP in 2005.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	EXHIBITS

2	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2(a)

Agreement and Plan of Merger by and among Pharmos Corporation, Vela Acquisition Corporation and Vela Pharmaceuticals Inc. dated March 14, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 15, 2006).

3	Articles of Incorporation and By-Laws
3(a)

Restated Articles of Incorporation (Incorporated by reference to Appendix E to the Joint Proxy Statement/Prospectus included in the Form S-4 Registration Statement of the Company dated September 28, 1992 (No. 33-52398).

3(b)	Certificate of Amendment of Restated Articles of Incorporation dated January 30, 1995 (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
3(c)	Certificate of Amendment of Restated Articles of Incorporation dated January 16, 1998 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 6, 1998).
3(d)

Certificate of Amendment of Restated Articles of Incorporation dated October 21, 1999 (Incorporated by reference to exhibit 4(e) to the Form S-3 Registration Statement of the Company filed September 28, 2000 (No. 333-46818)).

3(e)	Certificate of Amendment of Restated Articles of Incorporation dated July 19, 2002 (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002).
3(f)	Certificate of Amendment of Restated Articles of Incorporation dated July 7, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004).
3(g)

Certificate of Amendment to Articles of Incorporation dated September 23, 2005 (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

3(h)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 24, 2002).

4	Instruments defining the rights of security holders, including indentures
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
10(a)

Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Haim Aviv (Incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).**

10(b)

Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Gad Riesenfeld (Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).**

10(c)

Amendment of Employment Agreement dated as of April 23, 2001, between Pharmos Corporation and Gad Riesenfeld (Incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).**

10(d)

Amendment of Employment Agreement dated as of February 16, 2005 between Pharmos Corporation and Gad Riesenfeld (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).**

10(e)

Employment Agreement dated as of July 19, 2004 between Pharmos Corporation and James A. Meer (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).**

10(f)

Employment Agreement dated as of November 7, 2005, between Pharmos Corporation and Alan L. Rubino (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).**

10(g)

Retention Award Agreement dated as of September 6, 2004 between Pharmos Corporation and Dr. Haim Aviv (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2004).**

10(h)

Retention Award Agreement dated as of September 6, 2004 between Pharmos Corporation and Dr. Gad Riesenfeld (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2004).**

10(i)	1997 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix B to the Proxy Statement on Form 14A filed November 5, 1997).**
10(j)	Amended and Restated 2000 Incentive and Non-Qualified Stock Option Plan.**
10(k)	Amendment to the 2000 Stock Option Plan (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 8, 2005).**
10(l)	2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Form 14A filed on June 6, 2001).**
10(m)(1)

Agreement between Avitek Ltd. (“Avitek”) and Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”) dated November 20, 1986 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form10-K/A, for year ended December 31, 1992). (1)

10(m)(2)	Supplement to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)
10(m)(3)	Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)
10(n)(1)	Agreement between Avitek and Yissum dated January 25, 1987 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)
10(n)(2)	Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(n)(3)	Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)
10(o)(1)

Research, Development and License Agreement between Pharmos Ltd., Pharmos Corporation (“Old Pharmos”) and Yissum dated February 5, 1991 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(o)(2)	Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)
10(p)

License Assignment and Amendment Agreement dated as of October 9, 2001 by and among Dr. Nicholas S. Bodor, Pharmos Corporation and Bausch & Lomb Incorporated (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 16, 2001).

10(q)

Asset Purchase Agreement between Bausch & Lomb Incorporated and Pharmos Corporation dated October 9, 2001 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 16, 2001).

10(r)

Amendment No. 1 to Asset Purchase Agreement dated as of December 28, 2001 between Bausch & Lomb Incorporated and Pharmos Corporation (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10(s)

Amendment No. 2 to Asset Purchase Agreement dated as of December 30, 2004 between Bausch & Lomb Incorporated and Pharmos Corporation (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10(t)	License Agreement dated as of December 18, 2001 between Pharmos Ltd. and Herbamed Ltd. (Incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for year ended December 31, 2002).
10(u)

Amendment No. 1, dated as of June 30, 2005, to the License Agreement by and between Pharmos Ltd. and Herbamed Ltd., dated as of December 18, 2001 (Incorporated by reference to exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

21	Subsidiaries of the Registrant
21(a)	Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form

10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23	Consents of Experts and Counsel
23(a) ***	Consent of PricewaterhouseCoopers LLP

31 Rule 13a-14(a)/15d-14(a) Certifications

31(a)***	Certification of Chief Executive Officer
31(b)***	Certification of Chief Financial Officer

32 Section 1350 Certifications

32(a)***	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Confidential information is omitted and identified by a * and filed separately with the SEC.

(**)	This document is a management contract or compensatory plan or arrangement.
(***)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMOS CORPORATION

By: /s/ Haim Aviv

__________________________________________

Dr. Haim Aviv, Chairman of the Board and Chief

Executive Officer (Principal Executive Officer)

Date: March 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Meer	Chief Financial Officer (Principal	March 21, 2006
________________________	Financial and Accounting Officer),
James A. Meer	and Secretary

/s/ David Schlachet	Director	March 21, 2006

________________________

David Schlachet

/s/ Mony Ben Dor	Director	March 21, 2006

________________________

Mony Ben Dor

/s/ Georges Anthony Marcel	Director	March 21, 2006

________________________

Georges Anthony Marcel, M.D., Ph.D.

/s/ Elkan R. Gamzu	Director	March 21, 2006

________________________

Elkan R. Gamzu, Ph.D.

/s/ Lawrence F. Marshall	Director	March 21, 2006

________________________

Lawrence F. Marshall, M.D.

/s/ Abraham Sartani	Director	March 21, 2006

________________________

Abraham Sartani, M.D.

Pharmos Corporation

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2005 and 2004	F-3

Consolidated statements of operations for the years ended

December 31, 2005, 2004 and 2003	F-4

Consolidated statements of changes in shareholders’ equity

for the years ended December 31, 2005, 2004 and 2003	F-5

Consolidated statements of cash flows for the years ended

December 31, 2005, 2004, and 2003	F-6
Notes to consolidated financial statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Pharmos Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiary at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, NY

March 16, 2006

PHARMOS CORPORATION
Consolidated Balance Sheets

	December 31,
	2005	2004

Assets
Current Assets
Cash and cash equivalents	$10,289,127	$49,014,530
Short-term investments	35,748,343	—
Restricted cash	79,527	4,846,155
Research and development grants receivable	734,237	1,537,782
Prepaid expenses and other current assets	543,109	262,810
Debt issuance costs	—	45,648

Total current assets	47,394,343	55,706,925

Fixed assets, net	742,860	987,451
Restricted cash	62,874	139,594
Severance pay funded	772,199	811,926
Other assets	18,496	18,946

Total assets	$48,990,772	$57,664,842

Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$519,404	$2,462,162
Accrued expenses	575,222	1,155,413
Warrant liability	38,880	297,955
Accrued wages and other compensation	1,497,781	756,488
Convertible debentures, net	—	4,765,540

Total current liabilities	2,631,287	9,437,558

Other liability	110,904	39,412
Severance pay	1,014,647	1,197,039

Total liabilities	3,756,838	10,674,009

Commitments and contingencies (Note 14)

Shareholder’s Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.03 par value; 60,000,000 shares authorized, 19,065,784 and 19,027,809 issued in 2005 and 2004, respectively	571,973	2,854,112
Deferred compensation	(529,393)	(1,701,122)
Paid-in capital in excess of par	191,093,338	188,809,955
Accumulated deficit	(145,901,558)	(142,971,686)

Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	45,233,934	46,990,833

Total liabilities and shareholders’ equity	$48,990,772	$57,664,842

The accompanying notes are an integral part of these consolidated financial statements

PHARMOS CORPORATION
Consolidated Statements of Operations

	Year ended December

	2005	2004	2003

Expenses
Research and development, gross	$9,568,293	$16,335,334	$14,928,778
Grants	(1,406,508)	(3,446,677)	(3,295,819)

Research and development, net of grants	8,161,785	12,888,657	11,632,959
Selling, general and administrative	7,165,291	6,413,803	3,746,570
Depreciation and amortization	381,812	577,691	654,617

Total operating expenses	15,708,888	19,880,151	16,034,146

Loss from operations	(15,708,888)	(19,880,151)	(16,034,146)

Other income (expense)

Bausch & Lomb payment, net	10,725,688	—	—
Interest income	1,514,878	658,010	1,051,242
Interest expense	(166,322)	(3,705,535)	(1,915,214)
Change in value of warrants	259,075	525,074	(1,759,183)
Other (expense) income	(44,937)	(9,939)	(56,362)

Other income (expense), net	12,288,382	(2,532,390)	(2,679,517)

Loss before income taxes	$(3,420,506)	$(22,412,541)	$(18,713,663)
Income tax benefit	(490,634)	(444,774)	(227,798)

Net loss	($2,929,872)	$(21,967,767)	$(18,485,865)

Net income (loss) per share
- basic	($0.15)	($1.22)	($1.37)

- diluted	($0.15)	($1.22)	($1.37)

Weighted average shares outstanding
- basic	18,974,175	18,033,358	13,479,435

- diluted	18,974,175	18,033,358	13,479,435

The accompanying notes are an integral part of these consolidated financial statements

Pharmos Corporation

Consolidated Statements of Changes in Shareholders’ Equity (Notes 8 & 9)

For the Years ended December 31, 2005, 2004 and 2003

	Common Stock				Treasury Stock
	Shares	Amount	Deferred Compensation	Paid-in Capital in Excess of Par	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2002	56,574,849	$ 1,697,246	($ 119,988)	$ 114,187,558	($ 102,518,054)	14,189	($ 426)	$ 13,246,336

Warrant and option exercises	3,992,845	119,785		6,178,229				6,298,014
Warrant derivative adjustments				936,156				936,156
Option issuance for consultant compensation				56,866				56,866
Issuance of and amortization of stock option issuance below fair market value			53,328					53,328
Accretion of fair value of refinanced debt				68,808				68,808
Reversal of benefit conversion feature				(786,000)				(786,000)
Issuance of Common Stock – Employee Stock Purchase Plan	29,919	898		38,993				39,891
Issuance of Common Stock – public offering sales, net of fees of $2 million	10,500,000	315,000		26,548,131				26,863,131
Issuance of warrants with Convertible Debenture offering, net of fees of $277,000				3,663,949				3,663,949
Issuance of Common Stock – private equity sales, net of fees of $892,000	14,470,592	434,118		11,067,369				11,501,487
Net Loss					(18,485,865)			(18,485,865)

December 31, 2003	85,568,205	2,567,047	(66,660)	161,960,059	(121,003,919)	14,189	(426)	43,456,101

Warrant and option exercises	1,200,217	36,006		2,030,703				2,066,709
Option issuance for consultant compensation				578,238				578,238
Issuance of and amortization of stock option issuance below fair market value			(2,112)	74,000				71,888
Issuance of Common Stock – Employee Stock Purchase Plan	9,493	285		28,714				28,999
Issuance of Common Stock – public offering sales, net of fees of $286,000	1,575,000	47,250		3,997,623				4,044,872
Conversion of convertible debt and interest and exercise of warrants	947,662	28,429		2,632,213				2,660,643
Issuance of Common Stock – private equity sales, net of fees of $1.110,000	5,583,334	167,500		15,515,998				15,683,498
Issuance of Retention Award Agreements	253,165	7,595	(1,632,350)	1,992,407				367,652
Net Loss					(21,967,767)			(21,967,767)

December 31, 2004	95,137,076	2,854,112	(1,701,122)	188,809,955	(142,971,686)	14,189	(426)	46,990,833

Option issuance for consultant compensation				1,244				1,244
Amortization of stock option issuance below fair market value			68,772					68,772
Amortization of Retention Award Agreements			1,102,957					1,102,957
Effect of Stock Split (1:5)	(76,109,267)	(2,283,278)		2,283,278		(11,351)		-
Issuance of Retention Award Shares	37,975	1,139		(1,139)
Net Loss					(2,929,872)			(2,929,872)

December 31, 2005	19,065,784	$ 571,973	($ 529,393)	$191,093,338	($ 145,901,558)	2,838	(426)	$ 45,233,934

The accompanying notes are an integral part of these consolidated financial statements

Pharmos Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net loss	$(2,929,872)	$(21,967,767)	$(18,485,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381,812	577,691	654,617
Interest expense on convertible debentures converted into common stock	—	10,555	—
Reversal of beneficial conversion feature	—	—	(786,000)
Provision for severance pay	(182,392)	208,034	120,974
Change in the value of warrants	(259,074)	(525,074)	1,759,184
Amortization of debt discount and issuance costs	126,256	3,126,954	1,431,425
Amortization of fair value of change in convertible debt	—	—	68,808
Option expense - consultant compensation	1,244	578,238	56,866
Amortization of stock options issuances below fair market value	68,772	71,888	53,328
Amortization of restricted shares issuance	1,102,957	367,652	—
Income from Bausch & Lomb milestone payment, net	(10,725,688)	—	—
Changes in operating assets and liabilities:
Research and development grants receivable	803,545	(856,537)	17,555
Prepaid expenses and other current assets	(280,299)	322,210	(261,029)
Severance pay funding	39,727	(197,515)	(50,947)
Other assets	450	1,643	11,694
Accounts payable	(410,230)	(543,299)	(736,999)
Accrued expenses	(580,191)	(595,787)	77,961
Accrued wages and other compensation	741,293	(355,447)	416,855
Other liabilities	71,492	29,412	—

Net cash used in operating activities	(12,030,198)	(19,747,149)	(15,651,573)

Cash flows from investing activities
Purchases of fixed assets	(137,222)	(310,046)	(117,391)
Proceeds from Bausch & Lomb milestone payment	12,275,000	—	—
Payment to Bausch & Lomb related to sale of ophthalmic business	(1,532,528)	—	(1,568,342)
Royalty payment and grant reimbursement related to Bausch & Lomb milestone payment	(1,549,312)	—	—
Purchase of short-term investments	(41,748,343)	—	—
Proceeds from sale of short-term investments	6,000,000	—	—
Decrease (increase) in restricted cash	4,843,348	11,190,858	(13,840,612)

Net cash (used in) provided by investing activities	(21,849,057)	10,880,812	(15,526,345)

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of options and warrants, net of issuance costs	—	22,742,078	44,702,523
Proceeds from issuance of convertible debentures and warrants, net	—	—	19,764,745
Repayment of convertible debentures	(4,846,148)	(14,153,852)	(3,500,000)

Net cash (used in) provided by financing activities	(4,846,148)	8,588,226	60,967,268

Net increase (decrease) in cash and cash equivalents	(38,725,403)	(278,111)	29,789,350

Cash and cash equivalents at beginning of year	49,014,530	49,292,641	19,503,291

Cash and cash equivalents at end of year	$10,289,127	$49,014,530	$49,262,641

Supplemental information:
Interest paid	$32,086	$560,544	$765,448
Supplemental disclosure of non-cash financing activities:
Conversion of convertible debt	—	$2,000,000	—
Non-cash fees for equity financings	—	—	$663,266

The accompanying notes are an integral part of these consolidated financial statements

Pharmos Corporation

Notes to Consolidated Financial Statements

1.	The Company

Pharmos Corporation (the “Company” or “Pharmos”) is a specialty pharmaceutical company that discovers and develops new novel therapeutic drugs to treat a range of indicators including pain, inflammatory, auto-immune and select CNS disorders. The Company has executive offices in Iselin, New Jersey and conducts research, development and pilot manufacturing through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.	Liquidity and Business Risks

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of December 31, 2005, the Company’s accumulated deficit was approximately $145.9 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company has funded its operations through the use of cash obtained principally from third party financing, milestone payments from B&L, and government grants. Management believes that the current cash, cash equivalents and short term investments of $46.0 million as of December 31, 2005, will be sufficient to support the Company’s continuing operations beyond through December 31, 2006.

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

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pharmos Ltd. All significant intercompany balances and transactions are eliminated in consolidation. The functional currency for Pharmos Ltd is the US dollar.

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

Net loss per common share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, potential shares of common stock have been excluded from the calculation of diluted net loss per common share, as their inclusion would be antidilutive.

Pharmos Corporation

Notes to Consolidated Financial Statements

The following table summarized the equivalent number of potential common shares assuming the related securities that were outstanding as of December 31, 2005 and 2004 had been converted.

	2005	2004	2003
Stock options	1,198,299	791,993	758,290
Warrants	1,176,310	1,383,188	1,544,599
Shares issuable upon exercise of convertible debt	—	241,508	1,068,954
Restricted stock - non vested	63,292	126,582	—

Total potential dilutive securities not included in loss per share	2,437,901	2,543,271	3,371,843

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts in 2005 and 2004.

Investments

The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. The Company invests in a variety of instruments such as commercial paper, US Government securities and corporate securities with an effective maturity of less than one year. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method.

	2005	2004
Securities greater than 90 days	$22,598,343	—
Auction Rate Securities	13,150,000	—

Total Short Term Investments	$35,748,343	—

Revenue recognition

The Company’s policy with respect to license fees is to recognize revenue when all performance obligations are completed. The Company had no product sales revenue during 2005, 2004, or 2003 and does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

Research and development costs

All research and development costs are expensed when incurred. The Company accounts for reimbursements of research and development costs as a reduction of research and development expenses as the underlying expenses are incurred.

Pharmos Corporation

Notes to Consolidated Financial Statements

Research and development grants receivable

As of December 31, 2005 and 2004, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

Restricted cash

In connection with the September 2003 Convertible Debenture offering, the terms of the agreement required the Company to establish an escrow account. The escrowed account is shown as Restricted Cash on the Company’s balance sheet and will be released to the Company in proportion to the amount of Convertible Debentures converted into common shares or upon the repayment of the debt beginning March 2004. The terms of the debentures further stipulates that the restricted cash can only be used to fund acquisitions upon the approval of the investors. The short-term balance at December 31, 2004 represents debt repayment due within 12 months. The 2003 convertible debentures were repaid in full in March of 2005.

The Company has a lease agreement for the premises it occupies in New Jersey. The lease agreement expires in 2009. The lease agreement is secured by a letter of credit of $62,874. This amount is included in restricted cash at December 31, 2005.

In addition, the Company’s subsidiary, Pharmos Ltd., has a lease agreement for the premises it occupies in Israel. The lease agreement expires in November 2006. The lease agreement is secured by a letter of guarantee in the amount of $162,954 based on the Israeli consumer price index. A deposit of $79,527 is included in restricted cash at December 31, 2005.

Fixed assets

Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The Company uses the following estimated useful lives:

Laboratory, pilot plant and other equipment	7 years to 14 years
Leasehold improvements	5 years to 14 years
Office furniture and fixtures	3 years to 17 years
Computer equipment	3 years to 4 years
Vehicles	7 years

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

Pharmos Corporation

Notes to Consolidated Financial Statements

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

Severance expenses in Israel for the years ended December 31, 2005, 2004 and 2003 amounted to $102,962, $254,929, and $309,376, respectively and have been included in the appropriate R&D and G&A expense categories.

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

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short term investments. The Company maintains most of its cash balances in accounts that exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice.

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

		Year Ended December 31,
	2005	2004	2003
Net loss as reported	($ 2,929,872)	($ 21,967,767)	($ 18,485,865)
Add: Stock-based employee compensation expense included in reported net loss	1,171,728	439,540	53,328
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,578,359)	(1,705,559)	(1,017,000)

Pro forma net loss	($ 6,336,503)	($ 23,233,786)	($ 19,449,537)

Loss per share:
Basic - as reported	($ 0.15)	($ 1.22)	($ 1.50)
Basic - pro forma	($ 0.33)	($ 1.29)	($ 1.60)
Diluted - as reported	($ 0.15)	($ 1.22)	($ 1.50)
Diluted - pro forma	($ 0.33)	($ 1.29)	($ 1.60)

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

	2005	2004	2003
Risk-free interest rate	3.71-4.45%	2.89 - 3.69%	2.37 – 2.88%
Expected lives (in years)	5	5	5
Dividend yield	0%	0%	0%
Expected volatility	99 -107%	88 - 89%	75%

Pharmos Corporation

Notes to Consolidated Financial Statements

Reclassifications

Certain amounts for 2004 and 2003 have been reclassified to conform to the fiscal 2005 presentation. Such reclassifications did not have an impact on the Company’s financial position or results of operations. During 2004, the Company reclassified on its balance sheet the presentation of the severance pay for Pharmos Ltd.

The Company has revised its 2003 consolidated statement of cash flows to include in cash flows from investing activities a $1.5 million payment made to Bausch & Lomb during the year ended December 31, 2003. This $1.5 million payment was previously included in cash flow used in operating activities. The revision had no impact on the consolidated balance sheet or consolidated statement of operations for any period.

Recent Accounting Pronouncements

New pronouncements issued by the FASB and not effective until after September 30, 2005 are not expected to have a significant effect on the company’s financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In February 2006, the Financial Accounting Standards Board (FASB or the “Board”) met to discuss issues related to Hybrid Financial Instruments EITF 05-4 Issue Summary No. 1. Upon initial adoption of the Hybrid Financial Instruments Standard, an entity will have the option to recognize its existing hybrid financial instruments where an embedded derivative had been bifurcated under paragraph 12 of FAS 133 at fair value. The Board decided that the difference between the total carrying amount of the individual components (i.e., the host contract and the embedded derivative) of the financial instrument and the fair value of the combined hybrid financial instrument shall be recognized as a cumulative-effect adjustment to beginning retained earnings. Additionally, the Board decided that an entity shall separately disclose the gross gains and losses that make up the cumulative-effect adjustment, determined on an instrument-by-instrument basis. These were the remaining issues to be decided for this project and on February 16, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. The adoption of this EITF is not expected to have a material impact on our consolidated financial position, results of operations or reporting requirements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. The Company expects to adopt the provisions of SFAS 123R, prospectively, beginning January 1, 2006; the expected effect of the implementation of SFAS 123R is expected to be in the range of $1.0 to $1.5 million for the full year 2006.

Pharmos Corporation

Notes to Consolidated Financial Statements

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

During January 2005, an amended agreement was signed in regard to Zylet and the Company received gross proceeds of approximately $12.2 million from Bausch & Lomb. Additionally, the Company may receive a milestone payment of up to $10 million if actual sales during the first two years following Bausch & Lomb’s commercialization exceed agreed-upon forecasted amounts. Pharmos agreed to pay up to $3.75 million of Bausch & Lomb’s costs of developing Zylet, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, another $1.57 million was paid to Bausch & Lomb. As of December 31, 2004 , Pharmos owed an additional $1.56 million as its share of these research and development related Zylet expenses, which is included in accounts payable and represents the final amount Pharmos owes Bausch & Lomb for their project development under the terms of the agreement. This amount was paid to Bausch & Lomb in January 2005.

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

Pharmos Corporation

Notes to Consolidated Financial Statements

5.	Fixed Assets

Fixed assets consist of the following:

	December 31,
	2005	2004
Laboratory, pilot plant and other equipment	$3,018,246	$2,924,478
Leasehold improvements	812,069	806,454
Office furniture and fixtures	309,053	342,129
Computer equipment	1,174,525	1,231,666
Vehicles	50,325	86,567

	5,364,218	5,391,294
Less - Accumulated depreciation	(4,621,358)	(4,403,843)

Total Fixed Assets	$742,860	$987,451

Depreciation of fixed assets was $381,812, $577,691, and $654,617 in 2005, 2004 and 2003, respectively.

6.	Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004
Accrued expenses, other	$575,222	$661,045
Research & development cost relating to TBI project	—	494,368

Total accrued expenses	$575,222	$1,155,413

Pharmos Corporation

Notes to Consolidated Financial Statements

7.	Grants for Research and Development

During 2005, 2004 and 2003, gross research and development costs amounted to $9,568,293, $16,335,334, and $14,928,778 respectively.

The Company has entered into agreements with the State of Israel, which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $1,406,508, $3,446,677 and $3,295,819 during 2005, 2004 and 2003, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of the technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 3% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds up to the amount received and interest.

As of December 31, 2005, the total amounts received under such grants amounted to $15,569,944. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $13,868,169, exclusive of interest, based on grants received through December 31, 2005.

The Company signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits which consortium is operated by the Office of the Chief Scientist of Israel. Under such agreements the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. As of December 31, 2005, the Company received cumulative grants totaling $1,659,549 for this program which was completed and closed.

The Company signed an agreement with Consortium Magnet to develop a supply of water-soluble prodrugs of lipophilic compounds that improve their bioavailability and biopharmaceutical properties. Under such agreement the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. As of December 31, 2005, the Company received cumulative grants totaling $283,207 for this program.

8.	Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million would be available to fund acquisitions upon the approval of the investors. The convertible debentures were convertible into common stock of the Company at a fixed price of $20.20, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bore an interest rate of 4%, were redeemed in 13 substantially equal monthly increments beginning March 31, 2004. In general, amounts converted into shares of Pharmos common stock reduced the monthly redemption amount proportionately. The $16.0 million earmarked for acquisition activity was held in escrow until repaid. The debentures were fully repaid during March 2005; As of December 31, 2005, there are no remaining funds in the escrow account. In connection with the financing, the Company also issued 1,102,941 three-year warrants (including 102,941 placement agent warrants) to purchase 1,102,941 shares of common stock at an exercise price of $10.20 per share. Total issuance costs related to the financing were approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants. The issuance costs allocated to the warrants were recorded as a reduction to additional paid in capital. The placement agent warrants were capitalized and were amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-

Pharmos Corporation

Notes to Consolidated Financial Statements

pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $19.34 million in net proceeds between the convertible debentures and the warrants based on their relative fair values. The Company has reported the debt discount of approximately $3.5 million as a direct reduction to the face amount of the debt in accordance with APB 21. The discount accreted over the life of the outstanding debentures. Total accretion of the debt discount from inception through December 31, 2005 was $3,284,041. The issuance costs allocated to the convertible debentures of approximately $1.4 million had been being deferred and amortized to interest expense over the life of the debt. Total amortization of the debt issuance costs from inception through December 31, 2005 was $1,309,075. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into 99,533 shares of common stock. In conjunction with this conversion, the relating unamortized debt discount and issuance costs totaling $267,912 was reclassified to additional paid in capital. As of December 31, 2005, all the debentures had been either repaid or converted into common stock of the Company. As of December 31, 2005, 351,400 of the total warrants issued were exercised totaling approximately $3,584,280. There were no warrants exercised during 2005.

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

If after the effective date, November 4, 2003, the closing price of the Company’s common stock for ten out of any twenty consecutive trading days exceeds $25.25, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the original issue date, the Company could have on one occasion, within three trading days of any such period, deliver notice to the holder to cause the holder to immediately convert all or part of up to 50% of the original aggregate principal amount of the debenture. If the Company elected to exercise its right to a $25.25 forced conversion, it would have exercised such right ratably among all holders of debentures. In addition, if after the effective date, November 4, 2003, the closing price of the Company’s common stock for ten out of any twenty consecutive trading days exceeds $32.50, the Company could have delivered notice to the holder to immediately convert all or part of up to the remaining 50% of the original aggregate principal amount of the debentures.

In September 2000, the Company completed a private placement of Convertible Debentures, common stock and warrants to purchase shares of common stock with institutional investors, generating gross proceeds of $11 million. The September 2000 Convertible Debentures, which generated gross proceeds of $8 million, were due in February 2002 and carried a 6% interest payable semiannually in cash or common stock. The holders of the September 2000 Convertible Debentures and the Company agreed to modify the repayment and conversion terms in December 2001. The holders of $5.8 million convertible debt (book value on December 31, 2001, including accrued interest) extended the maturity date to June 30, 2003 in exchange for a reduction in the conversion price from $19.15 to $13.15 for half of the outstanding balance and $10.75 for the other half of the outstanding balance. The convertible debt with a maturity date of June 2003 was convertible beginning December 31, 2001. The holder of the remaining outstanding debt of $1.9 million (including accrued interest) changed the maturity date from February 28, 2002 to January 31, 2002 in exchange for lowering the conversion price for the other holders. As the modification was not significant in accordance with EITF 96-19 the change in the fair value between the original convertible debt and the modified convertible debt was accreted over the remaining term of the convertible debt with a corresponding charge interest expense. During the first quarter of 2002, the Company issued 243,497 shares of its common stock upon the conversion of $2.5 million principal of the September 2000 Convertible Debenture offering and repaid $2 million of the September 2000 Convertible Debentures. During the first quarter of 2003, the remaining balance of the $3.5 million was redeemed for approximately $4.0 million, which included accrued interest.

Pharmos Corporation

Notes to Consolidated Financial Statements

Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, required the Company to compute the Beneficial Conversion Feature (“BCF”) of the convertible debt from the private placement of September 2000. The BCF must be capitalized and amortized from the closing date until the earliest date that the investors have the right to convert the debt into common shares. The BCF in 2000 was computed at approximately $1.8 million, all of which was amortized and included as interest expense in the year ending December 31, 2000. Two of the eight investors of the March 2003 private placement were also holders of the remaining $3.5 million September 2000 Convertible Debenture offering, which was ultimately redeemed for approximately $4.0 million, which included accrued interest. The September 2000 Convertible Debenture holders chose not to convert the existing debt to common equity. Instead, the September 2000 Convertible Debenture holders opted to be repaid early and participate in a new round of financing. For the two investors, the sale of the common stock and warrants reduced the conversion price of the outstanding debt, which resulted in an additional BCF charge of approximately $2.7 million during the first quarter ending March 31, 2003. The total related BCF charge since inception of the debt of $3.5 million was redeemed in the first quarter of 2003 as a result of the debt being repaid. The impact of the reversal of the total BCF charge since inception of the debt resulted in a net credit of $786,000 recorded as interest income during the first quarter ending March 31, 2003. This accounting treatment is in accordance with EITF 00-27.

Pharmos Corporation

Notes to Consolidated Financial Statements

9.	Stockholders Equity Stock Transactions

2005 Transactions

During, 2005, there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan. All full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. As of December 31, 2005, there were 87,440 shares remaining for issuance under the 2001 Plan.

For the year ended December 31, 2005, there were no options exercised under the Company’s Stock Option Plans. For the year ended December 31, 2005, the Company incurred a non-cash charge of $1,244 for issuing stock options to consultants who have since become employees. In addition, the amortization of the remaining balance for options which had been issued below fair market value in 2004 and charged to deferred compensation has been expensed in the amount of $48,000 during 2005 as a result of the acceleration of vested options above $9.00 which included these shares. The total amortization for all shares issued below fair market value recognized during 2005 was $68,772.

During 2005, the Company recorded an expense of approximately $1,103,000 in connection with the Retention Awards granted to Dr Aviv and Dr. Riesenfeld. Per the Awards, only Dr. Riesenfeld was issued shares of restricted stock. Dr. Aviv received restricted stock units and will be issued shares of stock when vested. On December 31, 2005, 37,975 shares were issued to Haim Aviv for shares which vested, according the terms of his Retention Award Agreement. Dr. Riesenfeld’s shares had already been issued at the time of the approval of the Retention Award Agreement.

In September 2005, the shareholders of the Company approved the increase in the number of authorized shares of the Company’s Common Stock to 60,000,000 from 30,000,000.

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

As of December 31, 2005, the Company had reserved 1,261,591 for outstanding stock options and 1,176,310 for outstanding warrants.

2004 Transactions

The Company issued 190,632 shares of its common stock with gross proceeds of $1,720,826 from the exercise of options and warrants by employees, former employees, board of directors and consultants. During 2004, the Company incurred non-cash charges of approximately $133,000, excluding those provided to the former CFO, in return for consulting services associated with former employees and certain other consultants.

Pharmos Corporation

Notes to Consolidated Financial Statements

During, 2004, the Company issued 1,899 shares of common stock with gross proceeds of $28,999 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan. All full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. As of December 31, 2004, there were 87,440 shares remaining for issuance under the 2001 Plan.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, its then President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 75,949 restricted stock units to Dr. Aviv and $200,000 cash and 50,633 shares of restricted stock to Dr. Riesenfeld (the Awards). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards will vest on his departure from the Company on April 2, 2006 and the expense of those awards is being accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, will be expensed pro rata over the vesting periods. During 2004, the Company recorded an expense of approximately $460,000 in connection with the Awards. Per the Awards, only Dr. Riesenfeld was issued shares of restricted stock. Dr. Aviv received restricted stock units and will be issued shares of stock when vested.

On August 20, 2004, the Company completed a private placement to sell common shares to six investors, generating total gross proceeds of $16.75 million. An aggregate of 1,116,667 shares of common stock were issued utilizing a shelf registration of Pharmos’ securities declared effective by the Securities and Exchange Commission in December 2003 and was priced at $15.00 per share. Issuance costs of approximately $1,067,000 were recorded as a reduction of additional paid in capital.

In June 2004, the shareholders of the Company approved the increase in the number of authorized shares of the Company’s Common Stock to 30,000,000 from 22,000,000.

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

As of December 31, 2004, the Company had reserved 241,508 common shares for the possible conversion of the convertible debentures (including interest) issued in September 2003, 918,576 for outstanding stock options and 1,383,188 for outstanding warrants.

Pharmos Corporation

Notes to Consolidated Financial Statements

In January 2004, the underwriters of the December 2003 public offering exercised their over-allotment option in full to purchase an aggregate of 315,000 shares of Pharmos’ common stock at a purchase price of $13.75 per share, less the underwriting discount. Total net proceeds from the offering, including $4.04 million from the exercise of the over-allotment option, were approximately $31.0 million.

2003 Transactions

The Company issued 798,569 shares of its common stock upon the exercise of stock options and warrants, and received consideration of $6,298,014.

During, 2003, the Company issued 5,984 shares of common stock with gross proceeds of $39,891 pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan.

In December 2003, the Company completed a public offering. Pharmos sold 2,100,000 common shares at a purchase price of $13.75 per share for gross proceeds of $28,875,000. The stock was offered in a firm commitment underwriting pursuant to an existing shelf registration statement. The net proceeds of this offering to Pharmos were approximately $26.9 million.

On May 30, 2003, the Company completed a private placement to sell common shares and warrants to ten investors, generating total gross proceeds of $8.0 million. The Company filed a registration statement with the Securities and Exchange Commission to permit resales of the common stock by the investors. The private placement offering was completed by issuing 1,882,353 shares of common stock at a price of $4.25 per share (representing an approximate 20% discount to a ten-day trailing average of the closing price of the stock ending May 28, 2003) and 652,941 warrants at an exercise price of $7.00 per share, which includes 88,235 placement agent warrants. Issuance costs of approximately $525,000 in cash and $240,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. The Company calculated the value of the warrants, including the placement agent warrants, being approximately $1,773,000 under the Black-Scholes option pricing method (assumption: volatility 75%, risk free rate 3.15% and zero dividend yield). As of December 31, 2004, warrant holders have exercised 389,412 warrants totaling approximately $2,726,000. During 2004, 49,412 warrants were exercised totaling approximately $345,881.

On March 4, 2003, the Company completed a private placement to sell common shares and warrants to eight investors, generating total gross proceeds of $4.3 million under a shelf registration. The private placement offering was completed by issuing 1,011,766 shares of common stock at a price of $4.25 per share (the fair market value on March 4, 2003) and 228,236 warrants at an exercise price of $6.25 per share, which includes 25,883 placement agent warrants. Issuance costs of approximately $127,000 in cash and $45,000 for the value of the placement agent warrants were recorded as a debit to additional paid in capital. As of December 31, 2005, warrant holders have exercised 164,707 warrants totaling approximately $1,029,000. There were no warrants exercised in 2004 or 2005.

According to EITF 00-19, the warrants issued in March 2003 meet the requirements of and will be accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a gain or loss until exercised or expiration and has a value of $38,330 at December 31, 2005. Upon exercise of each of the warrants, the related liability is removed by recording an adjustment to additional paid-in-capital. Since issuance, a total of $936,156 was recorded as a credit to additional paid-in-capital as result of exercises totaling approximately $1.3 million and the recording of the initial value of the warrants of approximately $394,000.

Pharmos Corporation

Notes to Consolidated Financial Statements

As of December 31, 2003, the Company had reserved 1,039,604 common shares for the possible conversion of the convertible debentures issued in September 2003, 754,394 for outstanding stock options and 1,544,600 for outstanding warrants.

Pharmos Corporation

Notes to Consolidated Financial Statements

10.	Warrants

Some of the warrants issued in connection with various equity financing and related transactions contain anti-dilution provisions requiring adjustment. The following table summarizes the common shares issuable upon exercise of warrants outstanding at December 31, 2005 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

	Warrants	Weighted Average Exercise Price

Warrants Outstanding at 12/31/02	466,966	$14.85

Granted	1,984,119	$8.70
Exercised	(766,307)	$7.95
Cancelled	(140,179)	$12.45

Warrants Outstanding at 12/31/03	1,544,599	$10.60

Exercised	(161,411)	$8.90

Warrants Outstanding at 12/31/04	1,383,188	$10.35

Cancelled	(206,878)	$8.90

Warrants Outstanding at 12/31/05	1,176,310	$9.05

Warrants Exercisable at 12/31/05	1,176,310	$9.05

Warrants Exercisable at 12/31/04	1,383,188	$10.35

Warrants Exercisable at 12/31/03	1,544,599	$10.60

Expiration Date	Common Shares Issuable Upon Exercise

2006	751,451
2007	127,030
2008	297,739

Total	1,176,310

Pharmos Corporation

Notes to Consolidated Financial Statements

11.	Stock Option Plans

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

The maximum number of shares of Common Stock available for issuance under the 1997 Plan was 300,000 shares, as amended, and under the 2000 Plan is 2,700,000 shares, as amended. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan and the 2000 Plan that expire or terminate will again be available for options to be issued under each Plan.

All stock option grants during 2005 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan.

Pharmos Corporation

Notes to Consolidated Financial Statements

The following table summarizes activity in approved stock options approved by the Company’s Board of Directors:

	Option	Weighted Average Exercise Price

Options Outstanding at 12/31/02	618,291	$11.90

Granted	193,500	$5.00
Exercised	(32,263)	$6.80
Cancelled	(21,239)	$11.75

Options Outstanding at 12/31/03	758,289	$10.35

Granted	277,415	$20.10
Exercised	(171,270)	$9.20
Cancelled	(72,442)	$14.35

Options Outstanding at 12/31/04	791,992	$13.65

Granted	575,310	$2.88
Cancelled	(169,003)	$12.21

Options Outstanding at 12/31/05	1,198,299	$8.63

Options exercisable at 12/31/05	622,333	$13.81

Options exercisable at 12/31/04	419,824	$12.65

Options exercisable at 12/31/03	410,175	$12.55

Additional information with respect to the outstanding stock options as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.18 - $3.95	571,390	9.1 years	$2.88	35,156	$2.94

$5.10 - $8.75	136,669	4.8 years	$5.37	96,937	$5.47

$9.38 - $21.20	490,240	6.4 years	$16.24	490,240	$16.24

	1,198,299	6.5 years	$8.63	622,333	$13.81

Pharmos Corporation

Notes to Consolidated Financial Statements

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans.

During 2001, the Company issued 90,700 incentive stock options and 20,000 non-qualified stock options to employees and directors at an exercise price of $9.40 per share. The exercise price of $9.40 was representative of the average price during the month the options were granted, but was below the closing market price on the date of the grant. Accordingly, the Company recorded an initial compensation expense of $34,594 and deferred compensation expense of $207,563 to reflect the difference between the exercise price and the closing market price on the date of the grant. The deferred compensation expense is being amortized over the four-year vesting period. Total compensation expense was $13,332, $53,328, and $53,328 for the years ending 2005, 2004, and 2003, respectively.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, its then President and Chief Operating Officer. The Company granted retention awards of 75,949 restricted stock units to Dr. Aviv and 50,633 shares of restricted stock to Dr. Riesenfeld (the Awards). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards will vest on his departure from the Company on April 2, 2006 and the expense of those awards is being accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The Awards of restricted stock are not included in the above stock option table.

During 2004, the Company issued 14,000 incentive stock options and 6,000 non-qualified stock options to two employees at an exercise price of $17.50 per share. The exercise price of $17.50 was the price of the stock on December 31, 2003 but was below the closing market price on the date of the grant. Accordingly, the Company recorded a deferred compensation expense of $74,000 to reflect the difference between the exercise price and the closing market price on the date of the grant. The deferred compensation expense is being amortized over the four-year vesting period. Total compensation expense was $55,540 and $18,560 for the years ending 2005 and 2004, respectively. This deferred compensation expense was fully amortized in 2005 as a result of the acceleration of vested options above $9.00 which included these shares.

Fair value of options:

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	3.71-4.45%	2.89 - 3.69%	2.37 – 2.88%
Expected lives (in years)	5	5	5
Dividend yield	0%	0%	0%
Expected volatility	99 -107%	88 - 89%	75%

Pharmos Corporation

Notes to Consolidated Financial Statements

12.	Related Parties

The Company’s Pharmos Ltd. subsidiary renewed a License Agreement with Herbamed, Ltd., a company controlled by the Company’s Chairman and Chief Executive Officer. The License Agreement licenses to Herbamed the Company’s patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 3% on net sales. During 2005, 2004 and 2003, the Company recognized other income of $24,670, $9,008, and $4,355, respectively, per the licensing agreement with Herbamed.

13.	Income Taxes

For 2005, 2004 and 2003, the Company has not recorded a tax benefit on the operating losses generated by U.S and Israeli operations. After an assessment of all available evidence, including historical and forecasted operating results, management has concluded that realization of the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax assets could not be considered more likely than not. Based on this assessment, the Company has increased the valuation allowance established on deferred tax assets by approximately $1,617,000, $8,080,000, and $4,711,000 in 2005, 2004 and 2003, respectively.

In 2005, 2004, and 2003, the Company sold $6,413,522, $3,588,728, and $2,096,487, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2005, 2004, and 2003, net of commissions, were $490,634, $444,774 and $227,798, respectively and such amounts were recorded as a tax benefit in the statements of operations. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

For 2005, 2004 and 2003, the Company’s recorded tax benefit differs from the benefit calculated by applying the statutory U.S. federal income tax rate due to the valuation allowances established on deferred tax assets in those periods and non-deductible charges, offset by the aforementioned tax benefits from the sale of New Jersey NOLs.

At December 31, 2005 and 2004, the Company’s deferred tax assets are comprised of the following:

	2005	2004
Domestic NOLs	$44,034,000	$43,350,000
Israeli NOLs	942,000	914,000

Research and Development Credit Carryforwards	3,771,000	2,940,000
Deferred Research and Development Costs	—	216,000
Accrued expenses and other	615,000	325,000

Net Deferred Tax Assets	49,362,000	47,745,000
Valuation Allowance	(49,362,000)	(47,745,000)

	$—	$—

At December 31, 2005 the Company had net operating losses of approximately $120 million, $54 million and $4 million for the U.S., New Jersey and Israel, respectively, tax return purposes. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U. S. NOLs that are subject to annual limitations on utilization. The remaining U.S. NOLs begin to expire in 2006, and continue to expire through 2025.

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

At December 31, 2005, the future gross minimum lease commitments with respect to non-cancelable operating leases (including office and equipment leases) with initial terms in excess of one year are as follows:

Lease Commitments
2006	$631,136
2007	257,010
2008	229,505
2009	227,447
2010	2,745

$1,347,843

Rent expense during 2005, 2004 and 2003 amounted to $544,013, $556,308, and $501,665, respectively. In 2005, 2004 and 2003, rent expense is net of sublease income of $97,630 $97,630, and $97,630, respectively. The sublease agreement expires on March 31, 2007 and is at an annual rate of $97,630.

Consulting contracts and employment agreements

In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

Dividend restrictions

Dividends may be paid by the Company’s subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 2005, 2004 or 2003.

Pharmos Corporation

Notes to Consolidated Financial Statements

Litigation

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

In addition, two purported shareholders of Pharmos common stock have commenced derivative actions against our directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The second was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. An amended complaint in the state court case was filed in November 2005. Both lawsuits allege generally, on behalf of Pharmos (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions. The complaints seek unspecified damages.

Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

15.	Employee Benefit Plans

The Company has a 401-K defined contribution profit-sharing plan covering its’ U.S. employees. Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $49,132, $58,926, and $51,893 in 2005, 2004 and 2003, respectively.

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

Pharmos Corporation

Notes to Consolidated Financial Statements

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

Geographic information for the years ending December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Net loss
United States	$(2,709,593)	$(21,545,126)	$(17,943,150)
Israel	(220,279)	(422,641)	(542,715)

	$(2,929,872)	$(21,967,767)	$(18,485,865)

Total assets
United States	$45,752,574	$53,352,426	$66,203,358
Israel	3,238,198	4,312,416	3,419,124

	$48,990,772	$57,664,842	$69,622,482

Long lived assets, net
United States	$167,875	$218,892	$5,097,190
Israel	1,428,554	1,739,025	1,806,672

	$1,596,429	$1,957,917	$6,903,862

Capital expenditures, net
United States	$8,401	$124,860	$32,396
Israel	128,821	185,186	84,995

	$137,222	$310,046	$117,391

Pharmos Corporation

Notes to Consolidated Financial Statements

17. Quarterly Information (Unaudited)

Year ended December 31, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating Expenses[1,2,3]	$4,394,699	$3,663,505	$3,718,286	$3,932,398
Loss from Operations	(4,394,699)	(3,663,505)	(3,718,286)	(3,932,398)
Other income (expense)[4,6,7]	11,072,226	325,067	425,610	465,479
Net income (loss) [8]	$6,677,527	$(3,338,438)	$(3,292,675)	$(2,976,286)
Net income (loss)
per share - basic*	$.35	$(.18)	$(.17)	$(.16)
per share - diluted*	$.35	$(.18)	$(.17)	$(.16)

Year ended December 31, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating Expenses [1,2,5]	$4,488,435	$4,359,918	$5,661,913	$5,369,885
Loss from Operations	(4,488,435)	(4,359,918)	(5,661,913)	(5,369,885)
Other income (expense)[6,7]	(1,452,366)	(925,383)	(280,996)	126,355
Net loss [8]	$(5,940,801)	$(5,285,301)	$(5,942,909)	$(4,798,756)
Net loss
per share - basic diluted*	$(.34)	$(.30)	$(.33)	$(.25)

*The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

1.	Fluctuations within operating expenses are primarily related to expenses with clinical trials and the timing of the receipt of grants.

2.	Includes retention award expense of approximately $344,673 for each quarter from the fourth quarter of 2004 through the fourth quarter of 2005; one month expense of $144,891 expensed in third quarter of 2004 at commencement of grant.

3.	Includes severance costs of $609,701 in the fourth quarter of 2005 related to the recognition of the costs related to the departure of two executives

4.	Includes a $10.7 million milestone payment related to the sale of the ophthalmic product line in October 2001.

5.	Includes a non cash option expense of approximately $400,000 in second quarter of 2004.

6.	Interest expense includes accretion of debt discount and the amortization of debt issuance costs of $126,256 and $3,126,954 in 2005 and 2004, respectively, associated with the $21 million September 2003 Convertible Debentures which was fully retired in first quarter of 2005

7.	Includes a gain in the value of warrants of $259,074 and $525,074 in 2005 and 2004, respectively

8.	Includes the selling of the NJ Net Operating Loss in the fourth quarter of 2005 and the fourth quarter of 2004 of $490,634 and $444,744, respectively.

18. Subsequent events

On March 15, 2006, the Company announced its intent to acquire 100% of the preferred and common stock of Vela Pharmaceuticals, Inc. subject to Pharmos’ shareholder approval. Under terms of the transaction, Vela shareholders receive 11.5 million shares of Pharmos common stock and $5.0 million cash at the closing of the acquisition in exchange for all outstanding Vela securities after conversion of Vela’s bridge notes. Vela’s shareholders will also receive up to an additional 8.0 million Pharmos shares upon the achievement of performance-based milestones related to the development of R-tofisopam, comprised of 4.0 million shares upon successful completion of a Phase IIb clinical trial, and 4.0 million shares upon the filing of a New Drug Application (NDA) with the U.S Food and Drug Administration (FDA).