Form 10-Q
period 2006-03-31
PHARMOS CORP
filed 2006-05-12
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
Yes ☐  No ☒.

As of May 12, 2006, the Registrant had outstanding 19,065,783 shares of its $.03 par value Common Stock.

Part I. Financial Information
Item 1 Financial Statements
PHARMOS CORPORATION
(Unaudited)
Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$5,139,887	$10,289,127
Short-term investments	36,477,828	35,748,343
Restricted cash	80,245	79,527
Research and development grants receivable	952,953	734,237
Prepaid expenses and other current assets	1,484,046	543,109

Total current assets	44,134,959	47,394,343

Capitalized merger costs	741,468	—
Fixed assets, net	760,472	742,860
Restricted cash	63,114	62,874
Severance pay funded	803,754	772,199
Other assets	18,496	18,496

Total assets	$46,522,263	$48,990,772

Liabilities and Shareholder’s Equity
Accounts payable	$561,280	$519,404
Accrued expenses	535,439	575,222
Warrant liability	24,776	38,880
Accrued wages and other compensation	1,457,857	1,497,781

Total current liabilities	2,579,352	2,631,287

Other liability	122,246	110,904
Severance pay	1,104,749	1,014,647

Total liabilities	3,806,347	3,756,838

Commitments and contingencies

Shareholder’s Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	—	—

Common stock, $.03 par value; 60,000,000 shares authorized, 19,065,783 issued	571,973	571,973
Deferred compensation	—	(529,393)
Paid-in capital in excess of par	191,048,613	191,093,338
Accumulated deficit	(148,904,244)	(145,901,558)

Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	42,715,916	45,233,934

Total liabilities and shareholders’ equity	$46,522,263	$48,990,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMOS CORPORATION
(Unaudited)
Condensed Consolidated Statements of Operations

	Three months ended March 31,

	2006	2005
Expenses
Research and development, gross	$1,867,114	$2,504,639
Grants	(300,635)	(19,576)

Research and development, net of grants	1,566,479	2,485,063
Selling, general and administrative	1,813,221	1,794,711
Depreciation and amortization	78,484	114,925

Total operating expenses	3,458,184	4,394,699

Loss from operations	(3,458,184)	(4,394,699)

Other income (expense)

Bausch & Lomb payment	—	10,725,688
Interest income	465,704	269,496
Interest expense	—	(160,546)
Change in value of warrants	14,104	230,931
Other (expense) income	(24,310)	6,657

Other income, net	455,498	11,072,226

Net income (loss)	($3,002,686)	$6,677,527

Net income (loss) per share
- basic	($0.16)	$0.35

- diluted	($0.16)	$0.35

Weighted average shares outstanding
- basic	19,037,628	18,973,944

- diluted	19,037,628	19,140,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(3,002,686)	$6,677,527
Adjustments to reconcile net income (loss) loss to net cash used in operating activities:

Depreciation and amortization	78,484	114,925
Provision for severance pay	90,102	(8,002)
Change in the value of warrants	(14,104)	(230,931)
Amortization of debt discount and issuance costs	—	126,256
Amortization of stock options issuances below fair market value	—	17,952
Option expense – consultant compensation	—	1,244
Stock based compensation	219,957	—
Amortization of restricted shares issuance	264,712	275,739
Income from Bausch & Lomb milestone payment, net	—	(10,725,688)
Changes in operating assets and liabilities:
Research and development grants receivable	(218,716)	972,102
Prepaid expenses and other current assets	(940,937)	(795,459)
Severance pay funding	(31,555)	(21,804)
Accounts payable	41,876	32,218
Accrued expenses	(39,783)	(483,776)
Accrued wages and other compensation	(39,924)	164,371
Other liabilities	11,342	22,059

Net cash used in operating activities	(3,581,232)	(3,861,267)

Cash flows from investing activities
Purchases of fixed assets	(96,097)	(22,503)
Proceeds from Bausch & Lomb milestone payment	—	12,275,000
Payment to Bausch & Lomb related to sale of ophthalmic business	—	(1,532,528)
Royalty payment and grant reimbursement related to Bausch & Lomb milestone payment	—	(1,549,312)
Costs associated with anticipated acquisition	(741,468)	—
Purchase of short-term investments	(2,929,485)	—
Proceeds from sale of short-term investments	2,200,000	—
Decrease in restricted cash	(958)	4,845,568

Net cash (used in) provided by investing activities	(1,568,008)	14,016,225

Cash flows from financing activities Repayment of convertible debentures	—	(4,846,148)

Net cash used in financing activities	—	(4,846,148)

Net increase (decrease) in cash and cash equivalents	(5,149,240)	5,308,810

Cash and cash equivalents at beginning of year	10,289,127	49,014,530

Cash and cash equivalents at end of period	$5,139,887	$54,323,340

Supplemental information:
Interest paid	$—	$32,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

1. The Company

Pharmos Corporation (the Company or Pharmos) is a specialty pharmaceutical company that discovers and develops novel therapeutics to treat a range of indications including pain, inflammation, autoimmunity and select central nervous system (CNS) disorders. The Company has a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. The Company’s core proprietary technology platform focuses on the discovery and development of synthetic cannabinoid compounds. Collaborative research as well as in-house research at Pharmos over the last decade has served as a cornerstone of our scientific foundation, and through such efforts, we have extensively characterized many of the key variables involved in cannabinoid receptor activation and modulation. On March 15, 2006, the Company announced an agreement to acquire Vela Pharmaceuticals, Inc., which has a Phase II product candidate, dextofisopam, in development to treat irritable bowel syndrome. The acquisition will require shareholder approval. The Company intends to dedicate substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2. Liquidity and Business Risks

The Company was not profitable in 2002 through 2005 and the first quarter of 2006. At March 31, 2006, the Company had an accumulated deficit of $148.9 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $41.6 million as of March 31, 2006, will be sufficient to support the Company’s continuing operations beyond March 31, 2007.

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

Revision

The consolidated statement of cash flows for the three months ended March 31, 2005 includes in cash flows from investing activities a $1.5 million payment made during the three months ended March 31, 2005 to Bausch & Lomb related to the sale of the ophthalmic business. For the three months ended March 31, 2005 such payment was included in cash flow used in operating activities. This revision was recorded in the three month period ended June 30, 2005 and had no impact on the Consolidated Balance Sheet or Consolidated Statement of Operations for any period.

Research and development grants receivable

As of March 31, 2006 and December 31, 2005, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

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

	March 31,	December 31,
	2006	2005

Securities greater than 90 days	$25,527,828	$22,598,343
Auction Rate Securities	10,950,000	13,150,000

Total Short Term Investments	$36,477,828	$35,748,343

Restricted cash

Both short term and long term restricted cash represents deposits held for or by landlords.

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

Tax Provision

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2006 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Capitalized Merger Costs

During the first quarter of 2006, Pharmos expended approximately $742,000 of costs related to the pending acquisition of Vela Pharmaceuticals, Inc. These costs were comprised of costs for a fairness opinion, accounting and legal costs related to due diligence efforts and other legal costs associated with the merger. Upon the closing of the acquisition, these costs will be included as a component of the purchase price. The Company expects most of the purchase price will be allocated to purchased in-process research and development (IPR&D) representing the value assigned to research and development projects of Vela Pharmaceuticals, Inc. that have commenced but will not be completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination if the acquisition is not approved by the shareholders or is otherwise not consummated, these costs would be expensed.

Foreign exchange

The Company’s foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other (expense) income. To date, such gains and losses have been insignificant.

Equity based compensation

The Company has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, restricted stock awards, and other stock unit awards. The maximum number of shares of Common Stock available for issuance under the 2000 Plan, as amended, is 2,700,000 shares. At December 31, 2005, awards relating to 1,198,299 shares were outstanding. Pharmos stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have 10 year terms, and vest no later than four years from the date of grant.

Under the terms of the Pharmos Employee Stock Purchase Plan, all full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. During the three months ended March 31, 2006, no shares were purchased under the ESPP and 87,440 shares remain for issuance under the 2001 Plan.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). The Company has elected to expense these awards on a straight line basis over the life of the awards. As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the three months ended March 31, 2006 was $181,455 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three months ended March 31, 2006 of $(0.16) is $0.01 more than if the Company had not adopted SFAS 123R.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the quarter ended March 31, 2006, the Company recognized compensation expense of $181,455 for stock options which was recognized in the Condensed Consolidated Statement of Operations. As of March 31, 2006, the total compensation costs related to non-vested awards not yet recognized is $2.0 million which will be recognized over the next four years.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

Three months ended
March 31,
2005

Net income as reported	$6,677,527
Add: Stock-based employee compensation expense included in reported net income	293,691
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (1)	(626,875)

Pro forma net income	$6,344,343)

Earnings per share:

Basic - as reported	$.07
Diluted - as reported	$.07
Basic - pro forma	$.07
Diluted – pro forma	$.07

(1)	The pro forma stock-based compensation expense was not tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

          The following table presents the total stock-based compensation expense resulting from stock options and restricted stock awards, and the ESPP included in the Statement of Operations:

Three Months Ended
March 31, 2006

Research and development costs	$50,973

Selling, general and administrative costs	130,482

Stock-based compensation costs before income taxes	181,455

Benefit for income taxes (1)	—

Net compensation expense	$181,455

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2006	2005

Risk-free interest rate	4.35%	3.71%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	103%	99%

          Expected Volatility. The Company calculates the expected volatility of its stock options using historical volatility of weekly stock prices.

          Expected Term. The expected term is based on historical observations of employee exercise patterns during the Company’s history.

          Risk-Free Interest Rate. The interest rate used in valuing awards is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

          Dividend Yield. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

          Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on Company experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

During the first quarter of fiscal 2006 and 2005, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan in the amount of 676,000 options, or a fair value of $1,128,920, and 240,310 options, or a fair value of $699,302, respectively. The fair value of options that vested during the first quarter of 2006 and 2005, without considering forfeitures, was $220,678 and $393,878, respectively. The Company’s policy is to issue new shares upon exercise and use the cash to support operating costs.

Stock Options

          Presented below is a summary of the status of Pharmos stock options as of March 31, 2006, and related transactions for the quarter then ended:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Stock Options
Outstanding at December 31, 2005	1,198,299	$8.63	6.5 years	$—
Granted	676,000	$2.15
Exercised	—	—
Forfeited or Expired	(41,490)	$11.76

Outstanding at March 31, 2006	1,832,809	$6.17	6.0 years	$110,190

Non-vested Options
Non-vested options at December 31, 2005	575,966	$3.03	9.4 years	$—
Granted	676,000	$2.15
Vested in 1Q06	(83,384)	$3.58
Forfeited	(11,380)	$3.85

Non-vested options at March 31, 2006	1,157,202	$2.47	9.2 years	$106,590

Exercisable Options at March 31, 2006	675,607	$12.50	6.3 years	$3,600

Restricted Stock
Non-vested Restricted Stock at December 31, 2005	63,292	$15.80	8.2 years
Granted	—	—
Vested	—	—
Forfeited or Expired	—	—
Non-vested Restricted Stock at March 31, 2006	63,292	$15.80	8.2 years

4. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock issued and outstanding. For the period ending March 31, 2006, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, a limited number of the stock options and warrants as of March 31, 2005 were “in the money” or would be considered other potential common stock and have been included in the calculation of diluted net earnings per share. The basis for the shares used in determining the diluted shares included in the calculation of diluted income per share for March 31, 2005 is illustrated below.

March 31, 2005

Weighted average shares outstanding –basic	18,973,944

Restricted shares – non-vested	126,583
Weighted average of options that are “in the money”	19,413

Weighted average shares outstanding – diluted	19,119,940

The following table sets forth the number of potential shares of common stock that have been excluded from diluted income (loss) per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income (loss) per share would have been anti-dilutive.

	March 31, 2006	March 31, 2005

Stock options	1,832,809	993,696
Warrants	1,176,310	1,377,938
Restricted stock – non vested	63,292	126,583

Total potential dilutive securities not included in loss (income) per share	3,072,411	2,498,217

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

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and Chief Executive Officer of Pharmos. In the three months ending March 31, 2006 and March 31, 2005, the Company recorded in other income royalties of $991 and $12,202, respectively, per the licensing agreement with Herbamed.

6. Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million was to be available to fund acquisitions upon the approval of the investors. The convertible debentures were convertible into common stock of the Company at a fixed price of $20.20, or 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bore an interest rate of 4%, were redeemed in 13 substantially equal monthly increments which began March 31, 2004. Amounts converted into shares of Pharmos common stock reduced the monthly redemption amount in inverse order of maturity. The $16.0 million earmarked for acquisition activity was to be held in escrow until used or repaid. In connection with the financing, the Company also issued 1,102,941 three-year warrants (including 102,941 placement agent warrants) to purchase 1,102,941 shares of common stock at an exercise price of $10.20 per share. The issuance costs related to the convertible debentures of approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants were capitalized and amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, as being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $21.0 million in gross proceeds between the convertible debentures and the warrants based on their relative fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount had accreted over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures were deferred and amortized to interest expense over the life of the debt. APB 21 also requires the Company to allocate the warrant costs between the convertible debentures and the transaction warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital. During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest. The Company issued 99,532 shares of common stock. As of March 31, 2005, the Convertible Debentures were repaid.

7. Common Stock Transactions

In the three months ended March 31, 2006, there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans.

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

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, its then President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 75,950 restricted stock units to Dr. Aviv and $200,000 cash and 50,633 shares of restricted stock to Dr. Riesenfeld (the “Awards”). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance of Dr. Aviv’s Awards shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards vested on his departure from the Company on April 2, 2006 and the expense of those awards was accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, are being expensed pro rata over the vesting periods. During the quarter ended March 31, 2006, the Company recorded an expense of approximately $265,000 in connection with the Awards including the accelerated vesting of Dr. Riesenfeld’s awards.

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 1,011,765 shares of common stock at a price of $4.25 per share and approximately 200 thousand warrants at an exercise price of $6.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, as being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a gain/loss until exercised or expiration and amounted to $24,776 at March 31, 2006. Upon exercise of each of the warrants, the related liability is reduced by recording an adjustment to additional paid-in-capital.

The fair value of the warrants is being marked to market using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.77%	3.73%
Expected lives (in years)	1	2
Dividend yield	0%	0%
Expected volatility	103%	93%

8. Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company’s selling operations are maintained in the United States.

Geographic information for the three months ending March 31, 2006 and 2005 are as follows:

	Three months ended March 31,

	2006	2005

Net (loss) income
United States	$(2,928,140)	$6,752,687
Israel	(74,546)	(75,160)

	$(3,002,686)	$6,677,527

Capital Expenditures
United States	$—	$3,945
Israel	96,097	18,558

	$96,097	$22,503

	2006	2005

Total Assets
United States	$42,613,531	$54,222,038
Israel	3,908,732	3,613,137

	$46,522,263	$57,835,175

Long Lived Assets, net
United States	$73,947	$122,724
Israel	686,525	772,305

	$760,472	$895,029

9. Subsequent Events

The Company and James A. Meer, Chief Financial Officer, have agreed that when his current employment agreement expires in July 2006, it will not be renewed. Mr. Meer will remain in his current role until the engagement of his successor.

10. Commitments and Contingencies

The Company and certain current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements regarding the effectiveness of dexanabinol in treating TBI (Traumatic Brain Injury) which had the effect of artificially inflating the price of the Company’s common stock. The complaints seek unspecified damages. These class actions have been consolidated by order of the court and lead plaintiffs and lead plaintiffs’ counsel have been appointed. An amended complaint was filed in September 2005. In November 2005, the Company moved to dismiss the litigation, and the motion was fully briefed on February 10, 2006. Decision on the motion is pending.

In addition, two purported shareholders of the Company’s common stock have commenced derivative actions against the Company’s directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The Company also moved to dismiss this litigation, and briefing on the motion was completed on February 10, 2006. Decision on the motion is pending. The second lawsuit was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. An amended complaint in the state court case was filed in November 2005. This action has been stayed pending decisions on the motions to dismiss in the Federal actions. Both lawsuits allege generally, on behalf of the Company (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions. The complaints seek unspecified damages.

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

Executive Summary

Pharmos Corporation is a specialty pharmaceutical company that discovers and develops novel therapeutics to treat a range of indications including pain, inflammation, autoimmunity and select central nervous system (CNS) disorders. We have a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. The Company’s core proprietary technology platform focuses on the discovery and development of synthetic cannabinoid compounds. Collaborative research as well as in-house research at Pharmos over the last decade has served as a cornerstone of our scientific foundation, and through such efforts we have extensively characterized many of the key variables involved in cannabinoid receptor activation and modulation. In order to identify and optimize promising drug candidates quickly and efficiently, we combine:

•	Our extensive knowledge of the cannabinoid pathways we believe are responsible for therapeutic effects and strategies for minimizing potential adverse effects

•	Our comprehensive library of well-annotated cannabinoid potential drug candidates

•	Our interdisciplinary drug discovery and development approach

•	Manufacturing capability of clinical material, including a cGMP-compliant pilot plant

•

Pharmaceutical formulation expertise, which has provided additional opportunities for developing novel drug delivery systems which can be employed both for internal programs in pain and inflammation and which also provide partnering opportunities for areas outside of our therapeutic focus

The Company’s discovery efforts are focused primarily on CB2-selective compounds which are small molecule cannabinoid receptor agonists that bind preferentially to CB2 receptors found primarily in peripheral immune cells. Cannabinor, the lead CB2-selective receptor agonist candidate, has completed Phase I testing and is scheduled for preliminary proof-of-principle Phase IIa testing in various pain indications during the first half of 2006. Other compounds from Pharmos’ proprietary synthetic cannabinoid library are in pre-clinical studies targeting nociceptive, neuropathic and visceral pain, as well as autoimmune diseases, including multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease.

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

The Company intends to acquire later stage product candidates for treating diseases in line with its research and development expertise and targeted areas of interest, including pain, gastrointestinal inflammation, autoimmunity and select CNS disorders.

On March 15, 2006, the Company announced an agreement to acquire Vela Pharmaceuticals, Inc., which has a Phase II product candidate, dextofisopam, in development to treat irritable bowel syndrome. The acquisition will require shareholder approval. The Company intends to dedicate substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction.

The Company continues to refine its commercialization and business development strategy with the intention of capitalizing on internal resources through strategic alliances and scientific and academic collaborations, out-licensing and co-development opportunities, as well as balancing the portfolio with strategic acquisitions and in-licensing opportunities.

2006 Business Objectives

During late 2005, the Company commenced a Phase I trial for its lead candidate for treating pain, a CB-2 selective agonist, cannabinor, which was completed in January 2006. The Company expects to enter Phase II testing in pain indications in the first half of 2006. The Company’s NanoEmulsion drug delivery system is in development for the topical application of analgesic and anti-inflammatory agents. The Company expects to commence a clinical program in the second quarter of 2006. From the dextrocannabinoid family, the neuroprotective drug candidate dexanabinol completed a Phase IIa trial as a preventive agent against post-surgical cognitive impairment in the fourth quarter of 2004. Results of the exploratory Phase II trial of dexanabinol as a preventive agent for cognitive impairment (CI) in coronary artery bypass graft (CABG) patients have been reviewed internally and with the FDA. The Company announced in March 2006 that it will seek a partner to further develop this product. The Company intends to complete the acquisition of Vela Pharmaceuticals, Inc., subject to shareholder’s approval, during the third quarter of 2006.

The results for the three months ended March 31, 2006 and 2005 were a net loss of $3.0 million and a net profit of $6.7 million or a (loss) income per share of $(0.16) and $0.35, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of March 31, 2006, the Company’s accumulated deficit was approximately $148.9 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Results of Operations

Quarters ended March 31, 2006 and 2005

Total operating expenses for the first quarter of 2006 decreased by $936,515 or 21%, from $4,394,699 in 2005 to $3,458,184 in 2006. The Company will enter Phase II testing in pain indications with cannabinor in the second quarter of 2006. The Company’s NanoEmulsion drug delivery system is in clinical stage development for the topical application of analgesic and anti-inflammatory agents. The Company expects to commence a clinical program in the first half of 2006 for its NanoEmulsion drug delivery system. During the first quarter of 2006, the Company incurred higher compensation costs related to severance costs for the departure of two executives and the implementation of the equity based compensation of SFAS 123(R) which were offset by lower costs for clinical studies, lower legal fees, and lower salaries related to a reduction in workforce, as compared with the first quarter of 2005.

Research efforts in the first quarter of 2006 have been focused on the completion of cannabinor toxicology, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel, as well as continuing to identify new, potentially more potent, CB2 agonists.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. At this time, there are no projects that are in Phase II. We expect that Cannabinor will be in Phase II by the end of the second quarter.

Gross expenses for other research and development projects in early stages of development for the first quarters of 2006 and 2005 were $1,130,495 and $1,469,985, respectively. Over 65% of the spending in both 2006 and 2005 was related to cannabinor and other CB2 compounds. Research & development (R&D) gross expenses decreased by $637,525 or 26% from $2,504,639 in 2005 to $1,867,114 in 2006, related to a reduction in clinical activities which are expected to pick up in the second quarter of 2006. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $300,635 and $19,576 during the first quarter of 2006 and 2005, respectively, which reduced the research and development expenses. Total research and development expenses, net of grants, decreased by $918,584 or 37% from $2,485,063 in 2005 to $1,566,479 in 2006.

General and administrative expenses increased by $18,510 or 1% to $1,813,221 in 2006 from $1,794,711 in 2005 in total; however, there were offsetting variances within the major expense categories. The increase in general and administrative expenses is due to higher compensation costs of $252,959 made up of an accrual of severance costs for the departure of two executives and the implementation of the equity based compensation related to implementation of SFAS 123(R) in the first quarter of 2006 compared to the first quarter of 2005 offset by lower salaries related to a reduction in workforce and by reduced amortization related to the 50% share of the Retention Awards which vested on December 31, 2005. Other decreases in general and administrative expenses are due to lower professional fees by $181,737, related to reduced costs for legal fees in 2006 related to the class action suits.

Depreciation and amortization expenses decreased by $36,441, or 32%, from $114,925 in 2005 to $78,484 in 2006. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, decreased by $10,616,728 from income of $11,072,226 in 2005 to income of $455,498 in 2006. The majority of the decrease is from the non-recurring receipt of the Bausch & Lomb milestone payment received in the first quarter of 2005. Interest expense decreased by $160,546 to $0 in 2006 from $160,546 in 2005 related to the retirement of the September 2003 Convertible Debentures during the first quarter of 2005. Interest income increased by $196,208, or 73%, to $465,704 in 2006 from $269,496 in 2005 as a result of higher interest rates. The gain related to the valuation of warrants decreased by $216,827 to $14,104 in 2006 from $230,931 in 2005. During the quarter, the Company recorded in other income royalties of $991 compared with $12,202 in the first quarter of 2005 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2006 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $148.9 million at March 31, 2006. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company’s liquidity and financial position on March 31, 2006, and on December 31, 2005:

	March 31, 2006	December 31, 2005

Working capital	$41,555,607	$44,763,056
Cash and cash equivalents	$5,139,887	$10,289,127

Short term investments	$36,477,828	$35,748,343

Total cash, cash equivalents and short term investments	$41,617,715	$46,037,470

Current working capital position

As of March 31, 2006, the Company had working capital of $41.6 million consisting of current assets of $44.1 million and current liabilities of $2.6 million. This represents a decrease of $3.2 million from its working capital of $44.8 million on current assets of $47.4 million and current liabilities of $2.6 million as of December 31, 2005. This decrease in working capital of $3.2 million was principally associated with the funding of R&D and G&A activities.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $41.6 million as of March 31, 2006, will be sufficient to support the Company’s continuing operations beyond March 31, 2007. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

In regard to the Vela acquisition, Management believes that the current cash, cash equivalents and short term investments, totaling $41.6 million as of March 31, 2006, will be sufficient to support the Company’s continuing operations for the combined company of Pharmos and Vela beyond March 31, 2007.

Cash

At March 31, 2006, cash and cash equivalents totaled $5.1 million. At December 31, 2005 cash and cash equivalents totaled $10.3 million. This net decrease in cash of $5.2 million was due to the net investment of cash in short term investments in the amount of $.7 million, $3.8 million for normal operating requirements and capital expenditures, and $.7 million for merger related expenses. The cash, cash equivalents short term investments will be used to finance future growth.

Operating activities

Net cash used in operating activities through the first quarter of 2006 was $3.6 million compared to net cash used of $3.9 million through the first quarter of 2005. The decrease in cash used of $0.3 million is primarily due to lower R&D spending related to the clinical trials and the timing of the of grants.

Investing activities

The Company invested cash of approximately $.7 million in merger related costs during the three months ended March 31, 2006 and an increased net investment in short term investments of $.7 million.

Capital expenditures for property, plant and equipment for the three months ended March 31, 2006 and 2005 totaled approximately $96,000 and $23,000, respectively for normal replacements and improvements.

Financing activities

There were no financing activities in the first quarter of 2006. In the first quarter of 2005, the repayment of the remainder of the September 2003 Convertible Debentures was made.

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

Commitment and Contingencies

As of March 31, 2006, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Undetermined

Operating Leases	$1,190,058	$537,604	$479,124	$173,330	$—	$—
Other long-term liabilities reflected on our balance sheet*	1,104,749	—	—	—	—	1,104,749
Other Commitment**	250,000	100,000	150,000	—	—	—

Total	$2,544,807	$637,604	$629,124	$173,330	$—	$1,104,749

*

Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $803,754.

**	Represents cash portion of the September 2004 Retention Award Agreement given to the CEO and former President. The Company has accrued $183,824 through March 31, 2006.

Subsequent Events

The Company and James A. Meer, Chief Financial Officer, have agreed that when his current employment agreement expires in July 2006, it will not be renewed. Mr. Meer will remain in his current role until the engagement of his successor.

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

Item 4. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section13a - 15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos’ Chief Executive Officer and Chief Financial Officer and several other members of Pharmos’ senior management at March 31, 2006. Based on this evaluation, Pharmos’ Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, Pharmos’ disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1 Legal Proceedings

The Company and certain current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements regarding the effectiveness of dexanabinol in treating TBI (Traumatic Brain Injury) which had the effect of artificially inflating the price of the Company’s common stock. The complaints seek unspecified damages. These class actions have been consolidated by order of the court and lead plaintiffs and lead plaintiffs’ counsel have been appointed. An amended complaint was filed in September 2005. In November 2005, the Company moved to dismiss the litigation, and the motion was fully briefed on February 10, 2006. Decision on the motion is pending.

In addition, two purported shareholders of the Company’s common stock have commenced derivative actions against the Company’s directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The Company also moved to dismiss this litigation, and briefing on the motion was completed on February 10, 2006. Decision on the motion is pending. The second lawsuit was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. An amended complaint in the state court case was filed in November 2005. This action has been stayed pending decisions on the motions to dismiss in the Federal actions. Both lawsuits allege generally, on behalf of the Company (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions. The complaints seek unspecified damages.

Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

Item 1A Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	NONE

Item 3 Defaults upon Senior Securities	NONE

Item 4 Submission of Matters to Vote of Security Holders	NONE

Item 5 Other Information

(a) The Company and James A. Meer, Chief Financial Officer, have agreed that when his current employment agreement expires in July 2006, it will not be renewed. Mr. Meer will remain in his current role until the engagement of his successor.

(b) NONE

Item 6 Exhibits

Number	Exhibit

2.1

Agreement and Plan of Merger by among Pharmos Corporation, Vela Acquisition Corporation and Vela Pharmaceuticals Inc. dated March 14, 2006 (incorporated by reference to exhibit 2.1 to the registrant’s Current Report on Form 8-K filed March 15, 2006)

10.1	Amendment of Employment Agreement with Haim Aviv, dated as of January 25, 2006.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Dated: May 12, 2006

by: /s/ James A. Meer

James A. Meer
Senior Vice President and Chief
Financial Officer
(Principal Accounting and
Financial Officer)