Form 10-Q
period 2006-06-30
PHARMOS CORP
filed 2006-08-11
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Yes ☐   No ☒.

As of August 11, 2006, the Registrant had outstanding 19,065,783 shares of its $.03 par value Common Stock.

1

Part I. Financial Information Item 1 Financial Statements
PHARMOS CORPORATION
(Unaudited)
Condensed Consolidated Balance Sheets
	June 30, 2006	December 31, 2005

Assets
Cash and cash equivalents	$14,387,375	$10,289,127
Short-term investments	24,997,722	35,748,343
Restricted cash	81,095	79,527
Research and development grants receivable	438,830	734,237
Prepaid expenses and other current assets	731,805	543,109

Total current assets	40,636,827	47,394,343

Capitalized merger costs	832,924	—
Fixed assets, net	708,283	742,860
Restricted cash	63,346	62,874
Severance pay funded	869,943	772,199
Other assets	18,496	18,496

Total assets	$43,129,819	$48,990,772

Liabilities and Shareholder’s Equity
Accounts payable	$711,900	$519,404
Accrued expenses	928,779	575,222
Warrant liability	17,153	38,880
Accrued wages and other compensation	1,296,218	1,497,781

Total current liabilities	2,954,050	2,631,287

Other liability	36,530	110,904
Severance pay	1,189,698	1,014,647

Total liabilities	4,180,278	3,756,838

Commitments and contingencies

Shareholder’s Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	—	—

Common stock, $.03 par value; 60,000,000 shares authorized, 19,065,783 issued	571,973	571,973
Deferred compensation	—	(529,393)
Paid-in capital in excess of par	191,380,616	191,093,338
Accumulated deficit	(153,002,622)	(145,901,558)

Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	38,949,541	45,233,934

Total liabilities and shareholders’ equity	$43,129,819	$48,990,772

The accompanying notes are an integral part of these condensed consolidated financial statements.
2

PHARMOS CORPORATION
(Unaudited)
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Expenses
Research and development, gross	$2,381,974	$2,540,597	$4,249,088	$5,045,236
Grants	(367,626)	(711,879)	(668,261)	(731,455)

Research and development, net of grants	2,014,348	1,828,718	3,580,827	4,313,781
Selling, general and administrative	2,495,322	1,736,035	4,308,543	3,530,746
Depreciation and amortization	86,394	98,752	164,878	213,677

Total operating expenses	4,596,064	3,663,505	8,054,248	8,058,204

Loss from operations	(4,596,064)	(3,663,505)	(8,054,248)	(8,058,204)

Other income (expense)

Bausch & Lomb payment	—	—	—	10,725,688
Interest income	458,626	357,520	924,330	627,016
Interest expense	—	(2,826)	—	(163,372)
Change in value of warrants	7,624	11,753	21,728	242,684
Other (expense) income	31,438	(41,380)	7,128	(34,723)

Other income, net	497,688	325,067	953,186	11,397,293

Net income (loss)	($4,098,376)	$(3,338,438)	($7,101,062)	$3,339,089

Net income (loss) per share
- basic	($ 0.21)	($ 0.18)	($ 0.37)	$0.18

- diluted	($ 0.21)	($ 0.18)	($ 0.37)	$0.18

Weighted average shares outstanding
- basic	19,062,389	18,973,944	19,050,077	18,973,944

- diluted	19,062,389	18,973,944	19,050,077	18,974,011

The accompanying notes are an integral part of these condensed consolidated financial statements.
3

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005

Cash flows from operating activities
Net income (loss)	$(7,101,062)	$3,339,089
Adjustments to reconcile net income (loss) loss to net cash used in operating activities:

Depreciation and amortization	164,878	213,677
Provision for severance pay	175,051	(210,594)
Change in the value of warrants	(21,728)	(242,684)
Amortization of debt discount and issuance costs	—	126,256
Amortization of stock options issuances below fair market value	—	70,312
Stock based compensation	499,014	1,244
Amortization of restricted shares issuance	317,658	551,478
Income from Bausch & Lomb milestone payment, net	—	(10,725,688)
Changes in operating assets and liabilities:
Research and development grants receivable	295,407	843,123
Prepaid expenses and other current assets	(188,696)	(595,509)
Severance pay funding	(97,744)	72,465
Other assets	—	449
Accounts payable	192,496	(490,231)
Accrued expenses	353,557	(293,782)
Accrued wages and other compensation	(201,563)	320,109
Other liabilities	(74,374)	78,219

Net cash used in operating activities	(5,687,106)	(6,942,067)

Cash flows from investing activities
Purchases of fixed assets	(130,303)	(110,672)
Proceeds from Bausch & Lomb milestone payment	—	12,275,000
Payment to Bausch & Lomb related to sale of ophthalmic business	—	(1,532,528)
Royalty payment and grant reimbursement related to Bausch & Lomb milestone payment	—	(1,549,312)
Capitalized merger costs	(832,924)	—

Purchase of short-term investments	(14,468,196)	(6,807,932)
Proceeds from sale of short-term investments	25,218,816	—
Decrease (increase) in restricted cash	(2,040)	4,844,921

Net cash provided by investing activities	9,785,354	7,119,477

Cash flows from financing activities
Repayment of convertible debentures	—	(4,846,148)

Net cash used in financing activities	—	(4,846,148)

Net increase (decrease) in cash and cash equivalents	4,098,248	(4,668,738)

Cash and cash equivalents at beginning of year	10,289,127	49,014,530

Cash and cash equivalents at end of period	$14,387,375	$44,345,792

Supplemental information:
Interest paid	$—	$36,823

The accompanying notes are an integral part of these condensed consolidated financial statements.
4

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

1.	The Company

Pharmos Corporation (the Company or Pharmos) is a specialty pharmaceutical company that discovers and develops novel therapeutics to treat a range of indications including pain, inflammation, autoimmunity and select central nervous system (CNS) disorders. The Company has a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. The Company’s core proprietary technology platform focuses on the discovery and development of synthetic cannabinoid compounds. Collaborative research, as well as in-house research, at Pharmos over the last decade has served as a cornerstone of our scientific foundation, and through such efforts, has extensively characterized many of the key variables involved in cannabinoid receptor activation and modulation. On March 15, 2006, the Company announced an agreement to acquire Vela Pharmaceuticals, Inc. (“Vela”), which has a Phase II product candidate, dextofisopam, in development to treat irritable bowel syndrome. As announced in the March 15th press release, the transaction includes an initial payment of $5.0 million in cash and the issuance of 11.5 million shares of Pharmos common stock. The combined value is approximately $31.7 million. The fair value of the Pharmos shares used in determining the purchase price was $2.30 per share, which is the implied price of Pharmos common stock based on the average closing price of Pharmos common stock on the two trading days immediately before, the day of, and two trading days immediately after the merger was announced on March 15, 2006. The transaction also includes the issuance of up to 8.0 million additional Pharmos shares contingent on achieving specific clinical milestones. The acquisition will require shareholder approval. A group headed by Lloyd I. Miller III has filed preliminary proxy materials disclosing their intention to solicit proxies to oppose the Company’s proposed acquisition of Vela. The Company has filed amended preliminary proxy materials to disclose the Miller proxy contest and to encourage shareholders to vote in favor of the issuance of shares of the Company’s stock in the proposed transaction. The Company has not to date completed and mailed its final proxy materials. The Company intends to dedicate substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction. The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.	Liquidity and Business Risks

The Company was not profitable in 2002 through 2005 and the first half of 2006. At June 30, 2006, the Company had an accumulated deficit of $153.0 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $39.4 million as of June 30, 2006, will be sufficient to support the Company’s continuing operations beyond June 30, 2007.

The Company is continuing to actively pursue various funding options, including equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

3.	Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pharmos Ltd. All significant intercompany balances and transactions are eliminated in consolidation. The functional currency for Pharmos Ltd is the US dollar.

Research and development grants receivable

As of June 30, 2006 and December 31, 2005, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

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

	June 30 2006	December 31, 2005

Securities greater than 90 days	$12,047,722	$22,598,343
Auction Rate Securities	12,950,000	13,150,000

Total Short Term Investments	$24,997,722	$35,748,343

Restricted cash

Both short term and long term restricted cash represents deposits held for or by landlords.
6

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

Capitalized Merger Costs

During the first half of 2006, Pharmos expended approximately $833,000 of costs related to the pending acquisition of Vela. These costs were comprised of costs for a fairness opinion, accounting and legal costs related to due diligence efforts and other legal costs associated with the merger. Upon the closing of the acquisition, these costs will be included as a component of the purchase price. The Company expects most of the purchase price will be allocated to purchased in-process research and development (IPR&D) representing the value assigned to research and development projects of Vela that have commenced but will not be completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price. If the acquisition is not approved by the shareholders or is otherwise not consummated, these costs would be expensed.

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

Under the terms of the Pharmos Employee Stock Purchase Plan, all full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. During the three and six months ended June 30, 2006, no shares were purchased under the ESPP and 87,440 shares remain for issuance under the 2001 Plan.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). The Company has elected to expense these awards on a straight line basis over the life of the awards. As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the three and six months ended June 30, 2006 was $195,937 and $377,392 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three and six months ended June 30, 2006 of $(0.21) and $(0.37) is $0.01 and $0.02, respectively, more than if the Company had not adopted SFAS 123R.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the three months and six months ended June 30, 2006, the Company recognized compensation expense of $195,937 and $377,392, respectively, for stock options which was recognized in the Condensed Consolidated Statement of Operations. As of June 30, 2006, the total compensation costs related to non-vested awards not yet recognized is $1.8 million which will be recognized over the next four years.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net (loss) income as reported	$($3,338,438)	$3,339,089
Add: Stock-based employee compensation expense included in reported net income	328,099	621,790
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (1)	(3,189,407)	(3,816,282)

Pro forma net (loss) income	$(6,199,746)	$144,597

Earnings per share:

Basic - as reported	($ .18)	$.18
Diluted - as reported	($ .18)	$.18
Basic - pro forma	($ .33)	$.01
Diluted – pro forma	($ .33)	$.01

(1)	The pro forma stock-based compensation expense was not tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock awards, and the ESPP included in the Statement of Operations:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Research and development costs	$52,337	$103,720
Selling, general and administrative costs	143,600	273,672

Stock-based compensation costs before income taxes	195,937	377,392
Benefit for income taxes (1)	—	—
Net compensation expense	$195,937	$377,392

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.
9

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Risk-free interest rate	4.35%	3.72%	4.35%	3.71-3.72%
Expected lives (in years)	5	5	5	5
Dividend yield	0%	0%	0%	0%
Expected volatility	103%	107%	103%	99-107%

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

During the first half of fiscal 2006 and 2005, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ending	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

June 30, 2006	676,000	$ 2.15	$ 1.67
June 30, 2005	250,310	$ 3.79	$ 2.87

The fair value of options without considering forfeitures that vested during the first half of 2006 and 2005 was $551,000 and $684,000, respectively. The Company’s policy is to issue new shares upon exercise and use the cash to support operating costs.

Stock Options Presented below is a summary of the status of Pharmos stock options as of June 30, 2006, and related transactions for the quarter then ended:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Stock Options
Outstanding at December 31, 2005	1,198,299	$8.63	7.6 years	$0
Granted	676,000	$2.15
Exercised	—	—
Forfeited or Expired	(41,490)	$11.76

Outstanding at March 31, 2006	1,832,809	$6.17	8.2 years	$290,300
Granted	—	—
Exercised	—	—
Forfeited or Expired	(56,448)	$3.36
Outstanding at June 30, 2006	1,776,361	$6.26	8.0 years	$0

Non-vested Options
Non-vested options at December 31, 2005	575,966	$3.03	9.3 years	$0
Granted	676,000	$2.15
Vested in 1Q06	(85,264)	$3.55
Forfeited	(9,500)	$4.11

Non-vested options at March 31, 2006	1,157,202	$2.47	9.5 years	$279,500
Granted	—	—
Vested in 2Q06	(70,009)	$3.55
Forfeited	(49,178)	$2.67
Non-vested options at June 30, 2006	1,038,015	$2.39	9.4 years	$0

Exercisable Options at June 30, 2006	738,346	$11.70	6.0 years	$0

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Fair Market Value at Vesting

Restricted Stock
Non-vested Restricted Stock at December 31, 2005	63,292	$15.80	8.5 years
Granted	—	—
Vested	—	—		—
Forfeited or Expired	—	—
Non-vested Restricted Stock at March 31, 2006	63,292	$15.80	8.3 years
Granted	—	—
Vested (4/2/06)	25,317	—		$62,027
Forfeited or Expired	—	—
Non-vested Restricted Stock at June 30, 2006	37,975	$15.80	8.0 years
11

New Accounting Pronouncements

New pronouncements issued by the FASB and not effective until after June 30, 2006 are not expected to have a significant effect on the company’s financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. The Company is evaluating the timing of its adoption of FIN 48 and the potential effects of implementing this Interpretation on its financial condition and results of operations.

4.	Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock issued and outstanding. For the period ending June 30, 2006, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, a limited number of the stock options and warrants as of June 30, 2005 were “in the money” or would be considered other potential common stock and have been included in the calculation of diluted net earnings per share. The basis for the shares used in determining the diluted shares included in the calculation of diluted income per share for June 30, 2005 is illustrated below.

June 30, 2005

Weighted average shares outstanding –basic	18,973,944

Restricted shares – non-vested	—
Weighted average of options that are “in the money”	67

Weighted average shares outstanding – diluted	18,974,011

5.	Collaborative Agreements

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

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and Chief Executive Officer of Pharmos. In the three and six months ending June 30, 2006, the Company recorded in other income royalties of $991 and $12,202, compared with $1,648 and $20,491 for the same periods in 2005, respectively, per the licensing agreement with Herbamed.

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

In the three and six months ended June 30, 2006, there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans.

During the first half of 2006, the Company incurred a non-cash charge of $121,622 for the acceleration of unvested options for two executives (Dr. Riesenfeld and J. Meer) whose contracts were not renewed in accordance to their respective employment agreements.

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

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, its then President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 75,950 restricted stock units to Dr. Aviv and $200,000 cash and 50,633 shares of restricted stock to Dr. Riesenfeld (the “Awards”). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance of Dr. Aviv’s Awards shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards vested on his departure from the Company on April 2, 2006 and the expense of those awards was accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, are being expensed pro rata over the vesting periods.  During the six month period ended June 30, 2006, the Company recorded an expense of approximately $141,000 in connection with the Awards.

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 1,011,765 shares of common stock at a price of $4.25 per share and approximately 200 thousand warrants at an exercise price of $6.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, as being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a gain/loss until exercised or expiration and amounted to $17,153 at June 30, 2006. Upon exercise of each of the warrants, the related liability is reduced by recording an adjustment to additional paid-in-capital.

The fair value of the warrants is being marked to market using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Risk-free interest rate	5.21%	3.64%	4.77%-5.21%	3.64%-3.73%
Expected lives (in years)	1	2	1	2
Dividend yield	0%	0%	0%	0%
Expected volatility	102%	107%	102%-103%	93%-107%

8. Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company’s selling operations are maintained in the United States.

Geographic information for the three and six months ending June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net (loss) income
United States	$(4,082,194)	$(3,227,213)	$(7,010,335)	$3,525,474
Israel	(16,182)	(111,225)	(90,727)	(186,385)

	$(4,098,376)	$(3,338,438)	$(7,101,062)	$3,339,089

Capital Expenditures
United States	$—	$3,945	$—	$3,945
Israel	34,206	84,222	130,303	106,725

	$34,206	$88,167	$130,303	$110,670

Geographic information for the six months ending June 30, 2006 and 2005 are as follows:

Total Assets	2006	2005

United States	$39,301,016	$50,435,313
Israel	3,828,803	4,054,609

	$43,129,819	$54,489,922

Long Lived Assets, net
United States	$57,550	$106,923
Israel	650,733	777,511

	$708,283	$884,434

9. Commitments and Contingencies

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

In addition, two purported shareholders of the Company’s common stock have commenced derivative actions against the Company’s directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The second lawsuit was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. An amended complaint in the state court case was filed in November 2005. This action is stayed. Both lawsuits allege generally, on behalf of the Company (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions. The complaints seek unspecified damages. On August 9, 2006, an agreement was reached in principal to settle both of the derivative cases. The settlement is subject to court approval. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurer. There is no assurance that a settlement agreement will be finalized or approved by the court.

Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.
16

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

•
Pharmaceutical formulation expertise, which has provided additional opportunities for developing novel drug delivery systems which can be employed both for internal programs in pain and inflammation and which also provide partnering opportunities for areas outside of our therapeutic focus

The Company’s discovery efforts are focused primarily on CB2-selective compounds which are small molecule cannabinoid receptor agonists that bind preferentially to CB2 receptors found primarily in peripheral immune cells. Cannabinor, the lead CB2-selective receptor agonist candidate, has completed Phase I testing and commenced dosing for its Phase IIa testing in various pain indications in the second quarter of 2006. Other compounds from Pharmos’ proprietary synthetic cannabinoid library are in pre-clinical studies targeting nociceptive, neuropathic and visceral pain, as well as autoimmune diseases, including multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease.

The Company also has a family of synthetic cannabinoid compounds that do not bind to cannabinoid receptors. Unlike the CB2-selective agonists such as cannabinor, the pharmacologic activity of these compounds is probably mediated by processes other than CB receptor signaling. The Company is seeking to partner dexanabinol, its lead compound from this family, as a preventive agent against cognitive impairment following cardiac surgery.

The Company’s NanoEmulsion drug delivery system, a proprietary asset derived from our formulation expertise, is in clinical development for topical application of analgesic and anti-inflammatory agents. In the second half of 2006, the Company expects to complete a second Phase I trial of this delivery technology to confirm the excellent local tolerability as well as pharmacokinetic parameters of a more optimized formulation. The NanoEmulsion technology has demonstrated additional potential applications, including vaccine formulation as well as targeted delivery of such molecules as antibiotics. The Company is interested in partnering this technology in these areas.

The Company intends to acquire later stage product candidates for treating diseases in line with its research and development expertise and targeted areas of interest, including pain, gastrointestinal inflammation, autoimmunity and select CNS disorders.

On March 15, 2006, the Company announced an agreement to acquire Vela, which has a Phase II product candidate, dextofisopam, in development to treat irritable bowel syndrome. As announced in the March 15th press release, the transaction includes an initial payment of $5.0 million in cash and the issuance of 11.5 million shares of Pharmos common stock. The combined value is approximately $31.7 million. The fair value of the Pharmos shares used in determining the purchase price was $2.30 per share, which is the implied price of Pharmos common stock based on the average closing price of Pharmos common stock on the two trading days immediately before, the day of, and two trading days immediately after the merger was announced on March 15, 2006. The transaction also includes the issuance of up to 8.0 million additional Pharmos shares contingent on achieving specific clinical milestones. The acquisition will require shareholder approval. The Company intends to dedicate substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction. A group headed by Lloyd I. Miller III has filed preliminary proxy materials disclosing their intention to solicit proxies to oppose the Company’s proposed acquisition of Vela. The Company has filed amended preliminary proxy materials to disclose the Miller proxy contest and to encourage shareholders to vote in favor of the issuance of shares of the Company’s stock in the proposed transaction. The Company has not to date completed and mailed its final proxy materials.

The Company continues to refine its commercialization and business development strategy with the intention of capitalizing on internal resources through strategic alliances and scientific and academic collaborations, out-licensing and co-development opportunities, as well as balancing the portfolio with strategic acquisitions and in-licensing opportunities.

2006 Business Objectives

During late 2005, the Company commenced a Phase I trial for its lead candidate for treating pain, a CB-2 selective agonist, cannabinor, which was completed in January 2006. The Company has entered Phase II testing in pain indications in the second quarter of 2006. The Company’s NanoEmulsion drug delivery system is in development for the topical application of analgesic and anti-inflammatory agents. The Company expects to commence a clinical program in the third quarter of 2006. From the dextrocannabinoid family, the neuroprotective drug candidate dexanabinol completed a Phase IIa trial as a preventive agent against post-surgical cognitive impairment in the fourth quarter of 2004. Results of the exploratory Phase II trial of dexanabinol as a preventive agent for cognitive impairment (CI) in coronary artery bypass graft (CABG) patients have been reviewed internally and with the FDA. The Company announced in March 2006 that it will seek a partner to further develop this product. The Company intends to complete the acquisition of Vela, subject to shareholder’s approval, during the third quarter of 2006.

The results for the three and six months ended June 30, 2006 and 2005 were a net loss of $4.1 million and $3.3 million and a net loss of $7.1 million and a net profit of $3.3, million, respectively. On a (loss) income per share basis, this equates to of $(0.21) and $(0.18) for the quarter and $(0.37) and $0.18 for the first half, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of June 30, 2006, the Company’s accumulated deficit was approximately $153.0 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Results of Operations

Quarters ended June 30, 2006 and 2005

Total operating expenses for the second quarter of 2006 increased by $932,559 or 26%, from $3,663,505 in 2005 to $4,596,064 in 2006. The Company has entered Phase II testing in pain indications with cannabinor in the second quarter of 2006. The Company’s NanoEmulsion drug delivery system is in clinical stage development for the topical application of analgesic and anti-inflammatory agents. The Company expects to commence a clinical program in the third quarter of 2006 for its NanoEmulsion drug delivery system. During the second quarter of 2006, the Company incurred higher compensation costs of approximately $0.6 million related to severance costs for the departure of an executive and the implementation of the equity based compensation of SFAS 123(R) and higher costs of $0.5 million incurred for the Company’s forthcoming shareholder meeting including an ongoing proxy contest which were offset by lower costs for clinical studies, and lower salaries related to a reduction in workforce, as compared with the second quarter of 2005.

Research efforts in 2006 have been focused on the completion of cannabinor toxicology, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel, as well as continuing to identify new, potentially more potent, CB2 agonists.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. Cannabinor is in Phase II at the end of the second quarter. During the second quarter of 2006, the gross cost of development and review was approximately $0.7 million. Total costs since the cannabinor project entered Phase II development in 2006 through June 30, 2006 were $0.7 million.

Gross expenses for other research and development projects in early stages of development for the second quarter of 2006 and 2005 were $746,517 and $506,923, respectively. Research & development (R&D) gross expenses decreased by $158,623 or 6% from $2,540,597 to $2,381,974 in 2006, related to a reduction in clinical activities from 2005. Costs associated with clinical activities have started to be incurred late in the second quarter. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $367,626 and $711,879 during the second quarter of 2006 and 2005, respectively, which reduced the research and development expenses. Total research and development expenses, net of grants, increased by $185,630 or 10% from $1,828,718 in 2005 to $2,014,348 in 2006.

General and administrative expenses for the second quarter of 2006 increased by $759,287, or 44%, from $1,736,035 in 2005 to $2,495,322 in total. These figures contain expenses which total $932,503 related to costs for the Company’s forthcoming shareholder meeting including an ongoing proxy contest and severance costs for an executive. Excluding this $932,503 in costs, general and administrative costs would have decreased by $173,216 or 10% from $1,736,035 in 2005 to $1,562,819. Excluding these costs mentioned above, decreases vs. 2005 were realized in professional fees in the amount of $200,628 from reduced litigation costs from the class action suites from meeting the insurance deductible at the end of 2005 and a net decrease in compensation of $101,409 as a result of lower salaries related to the reduction in workforce in 2005 and the reduced amortization costs related to the 50% share of the Retention Awards which vested on December 31, 2005 offset by the cost of implementation of the equity based compensation related to the 2006 implementation of SFAS 123(R).

Depreciation and amortization expenses decreased by $12,358, or 13%, from $98,752 in 2005 to $86,394 in 2006. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, increased by $172,621 from $325,067 in 2005 to $497,688 in 2006. The majority of the increase is from increased interest income from higher interest rates and the effect of foreign exchange. Interest income increased by $101,106, or 28%, to $458,626 in 2006 from $357,520 in 2005 as a result of higher interest rates. The gain related to the valuation of warrants decreased by $4,129 to $7,624 in 2006 from $11,753 in 2005. During the quarter, the Company recorded in other income royalties of $657 compared with $8,289 in 2005 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

Six Months ended June 30, 2006 and 2005

Total operating expenses for the first half of 2006 increased marginally by $3,956 from $8,058,204 in 2005 to $8,054,248 in 2006. The Company has entered Phase II testing in pain indications with cannabinor in the second quarter of 2006. The Company’s NanoEmulsion drug delivery system is in clinical stage development for the topical application of analgesic and anti-inflammatory agents. The Company expects to commence a clinical program in the third quarter of 2006 for its NanoEmulsion drug delivery system. During the first half of 2006, the Company incurred higher compensation costs of approximately $1.2 million related to severance costs for the departure of a number of executives and the 2006 implementation of the equity based compensation of SFAS 123(R) and higher costs of $0.5 million incurred for the Company’s forthcoming shareholder meeting including an ongoing proxy contest which were offset by lower costs for clinical studies, lower litigation costs for the class action suits and lower salaries related to a reduction in workforce, as compared with the first half of 2005.

Research efforts in the first half of 2006 have been focused on the completion of cannabinor toxicology, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel, as well as continuing to identify new, potentially more potent, CB2 agonists.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. At this time, there are no projects that are in Phase II. Cannabinor is in Phase II at the end of the second quarter. During the first half of 2006, the gross cost of development and review was approximately $0.7 million. Total costs since the cannabinor project entered Phase II development in 2006 through June 30, 2006 were $0.7 million,

Gross expenses for other research and development projects in early stages of development for the first half of 2006 and 2005 were $1,531,316 and $904,820, respectively. Research & development (R&D) gross expenses decreased by $796,148 or 16% from $5,045,236 in 2005 to $4,249,088 in 2006, related to a reduction in clinical activities. Costs associated with clinical activities have started to be incurred late in the second quarter. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $668,261 and $731,455 during the first half of 2006 and 2005, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, decreased by $732,954 or 17% from $4,313,781 in 2005 to $3,580,827 in 2006.

General and administrative expenses for the six months ended June 30, 2006 increased by $777,797, or 22%, from $3,530,746 in 2005 to $4,308,543 in total. These figures contain expenses which total $1,365,439 costs for the Company’s forthcoming shareholder meeting including an ongoing proxy contest and severance costs for some executives. Excluding this $1,365,439 in costs, general and administrative costs would have decreased by $587,642 or 17% from $3,530,746 in 2005 to $2,943,104. Excluding these costs mentioned above, decreases vs. 2005 were realized in professional fees in the amount of $422,365 from reduced litigation costs from the class action suites from meeting the insurance deductible, and a net decrease in compensation of $137,795 as a result of lower salaries related to the reduction in workforce in 2005 and the reduced amortization costs related to the 50% share of the Retention Awards which vested on December 31, 2005 offset by the cost of implementation of the equity based compensation related to the 2006 implementation of SFAS 123(R).

Depreciation and amortization expenses decreased by $48,799, or 23%, from $213,677 in 2005 to $164,878 in 2006. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, decreased by $10,444,107 from income of $11,397,293 in 2005 to income of $953,186 in 2006. The majority of the decrease is from the non-recurring receipt of the Bausch & Lomb milestone payment received in the first quarter of 2005. Interest expense decreased by $163,372 to $0 in 2006 from $163,372 in 2005 related to the retirement of the September 2003 Convertible Debentures during the first quarter of 2005. Interest income increased by $297,314, or 47%, from $627,016 in 2005 to $924,330 in 2006 as a result of higher interest rates. The gain related to the valuation of warrants decreased by $220,956 from $242,684 in 2005 to $21,728 in 2006. During the first half, the Company recorded in other income royalties of $1,648 compared with $20,491 in the first half of 2005 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2006 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $153.0 million at June 30, 2006. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company’s liquidity and financial position on June 30, 2006, and on December 31, 2005:

	June 30, 2006	December 31, 2005

Working capital	$37,682,777	$44,763,056

Cash and cash equivalents	$14,387,375	$10,289,127

Short term investments	$24,997,722	$35,748,343

Total cash, cash equivalents and short term investments	$39,385,097	$46,037,470

Current working capital position

As of June 30, 2006, the Company had working capital of $37.7 million consisting of current assets of $40.6 million and current liabilities of $3.0 million. This represents a decrease of $7.1 million from its working capital of $44.8 million on current assets of $47.4 million and current liabilities of $2.6 million as of December 31, 2005. This decrease in working capital of $7.1 million was principally associated with the funding of R&D and G&A activities and merger and proxy costs associated with the Vela acquisition.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $39.4 million as of June 30, 2006, will be sufficient to support the Company’s continuing operations beyond June 30, 2007. The Company is continuing to actively pursue various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

In regard to the Vela acquisition, Management believes that the current cash, cash equivalents and short term investments, totaling $39.4 million as of June 30, 2006, will be sufficient to support the Company’s continuing operations for the combined company of Pharmos and Vela beyond June 30, 2007.

Cash

At June 30, 2006, cash and cash equivalents totaled $14.4 million. At December 31, 2005 cash and cash equivalents totaled $10.3 million. This net increase in cash of $4.1 million was due the net conversion of $10.7 million of short term investments into cash, $5.7 million for normal operating requirements, $.1 million for capital expenditures, and $.8 million for merger related expenses. The cash, cash equivalents short term investments will be used to finance future growth.

Operating activities

Net cash used in operating activities through the first half of 2006 was $5.7 million compared to net cash used of $6.9 million through the first half of 2005. The decrease in cash used of $1.2 million is primarily due to lower R&D spending related to the clinical trials and the timing of the of grants.

Investing activities

During the first half of 2006, the Company invested cash of approximately $.8 million in merger related costs and a net investment in short term investments of $10.7 million.

During the first half of 2005, restricted cash was reduced by approximately $4.8 million as a result of the final repayment of the September 2003 Convertible Debentures. Also, during this time, the Company received $10.7 million related to investing activities for a non-recurring milestone payment from Bausch & Lomb related to the FDA approval of Zylet™. Lastly, the Company invested cash of approximately $6.8 million in short term securities during the first half of 2005.

Capital expenditures for property, plant and equipment for the six months ended June 30, 2006 and 2005 totaled approximately $130,000 and $111,000, respectively for normal replacements and improvements.

Financing activities

There were no financing activities in the first half of 2006. In the first half of 2005, the repayment of the remainder of the September 2003 Convertible Debentures was made.

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

Commitment and Contingencies As of June 30, 2006, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Undetermined

Operating Leases	$1,018,819	$443,635	$458,716	$116,468	$—	$—
Other long-term liabilities reflected on our balance sheet*	1,189,698	—	—	—	—	1,189,698
Other Commitment**	150,000	150,000	—	—	—	—

Total	$2,358,517	$593,635	$458,716	$116,468	$—	$1,189,698

*	Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $869,943.

**	Represents cash portion of the September 2004 Retention Award Agreement given to the CEO. The Company has accrued $97,059 through June 30, 2006.

New accounting pronouncements

New pronouncements issued by the FASB and not effective until after June 30, 2006 are not expected to have a significant effect on the company’s financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. The Company is evaluating the timing of its adoption of FIN 48 and the potential effects of implementing this Interpretation on its financial condition and results of operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section13a - 15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos’ Chief Executive Officer and Chief Financial Officer and several other members of Pharmos’ senior management at June 30, 2006. Based on this evaluation, Pharmos’ Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, Pharmos’ disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
25

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

In addition, two purported shareholders of the Company’s common stock have commenced derivative actions against the Company’s directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The second lawsuit was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. An amended complaint in the state court case was filed in November 2005. This action is stayed. Both lawsuits allege generally, on behalf of the Company (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions. The complaints seek unspecified damages. On August 9, 2006, an agreement was reached in principal to settle both of the derivative cases. The settlement is subject to court approval. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurer. There is no assurance that a settlement agreement will be finalized or approved by the court.

Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

On June 20, 2006, the Company filed a lawsuit against Dr. Raymond E. McKee, a former officer of the Company, in the United States District Court for the District of Connecticut. The lawsuit alleges that Dr. McKee wrongfully disclosed confidential information about the Company in breach of his fiduciary duty while an officer of the Company and asserts other related claims concerning Dr. McKee’s conduct while an officer of the Company and thereafter. The complaint seeks damages and injunctive relief.

Item 1A Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	NONE

Item 3	Defaults upon Senior Securities	NONE

Item 4	Submission of Matters to Vote of Security Holders	NONE
26

Item 5	Other Information	NONE

Item 6 Exhibits

Number	Exhibit

10.1	Amendment No.1 to Research, Development and License Agreement between Pharmos Corporation, Pharmos Ltd. and Yissum Research Development Company of the Hebrew University of Jerusalem, dated May 31, 2006 (incorporated by reference to exhibit 99.1 to the registrant’s Current Report on Form 8-K filed June 6, 2006).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
27

SIGNATURE PAGE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Dated: August 11, 2006

	by:	/s/ James A. Meer

James A. Meer
Senior Vice President and Chief
Financial Officer
(Principal Accounting and
Financial Officer)
28