Form 10-Q
period 2006-09-30
PHARMOS CORP
filed 2006-11-13
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of November 10, 2006, the Registrant had outstanding 25,565,783 shares of its $.03 par value Common Stock.

Part I.	Financial Information
Item 1	Financial Statements
PHARMOS CORPORATION
(Unaudited)
Condensed Consolidated Balance Sheets
	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$9,122,377	$10,289,127
Short-term investments	26,209,172	35,748,343
Restricted cash	82,009	79,527
Research and development grants receivable	211,730	734,237
Prepaid expenses and other current assets	810,986	543,109
Total current assets	36,436,274	47,394,343

Advance to Vela	527,302	-
Capitalized merger costs	885,315	-
Fixed assets, net	647,297	742,860
Restricted cash	63,631	62,874
Severance pay funded	928,488	772,199
Other assets	18,496	18,496

Total assets	$39,506,803	$48,990,772

Liabilities and Shareholder's Equity
Accounts payable	$493,529	$519,404
Accrued expenses	1,794,337	575,222
Warrant liability	10,101	38,880
Accrued wages and other compensation	958,656	1,497,781
Total current liabilities	3,256,623	2,631,287

Other liability	34,637	110,904
Severance pay	1,257,910	1,014,647
Total liabilities	4,549,170	3,756,838

Commitments and contingencies

Shareholder's Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-

Common stock, $.03 par value; 60,000,000 shares authorized, 19,065,783 issued	571,973	571,973
Deferred compensation	-	(529,393)
Paid-in capital in excess of par	191,630,271	191,093,338
Accumulated deficit	(157,244,185)	(145,901,558)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	34,957,633	45,233,934

Total liabilities and shareholders' equity	$39,506,803	$48,990,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMOS CORPORATION
(Unaudited)
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005
Expenses
Research and development, gross	$2,338,392	$2,180,137	$6,587,480	$7,225,373
Grants	(415,203)	(284,185)	(1,083,464)	(1,015,640)
Research and development, net of grants	1,923,189	1,895,952	5,504,016	6,209,733
General and administrative	2,730,064	1,734,493	7,038,607	5,265,239
Depreciation and amortization	77,034	87,841	241,912	301,518
Total operating expenses	4,730,287	3,718,286	12,784,535	11,776,490

Loss from operations	(4,730,287)	(3,718,286)	(12,784,535)	(11,776,490)

Other income (expense)

Bausch & Lomb milestone payment	-	-	-	10,725,688
Interest income	482,907	416,267	1,407,237	1,043,283
Interest expense	-	(2,219)	-	(165,591)
Change in value of warrants	7,051	11,562	28,779	254,246
Other (expense) income	(1,224)	0	5,904	(34,723)
Other income, net	488,734	425,610	1,441,920	11,822,903

Net income (loss)	($4,241,553)	($3,292,676)	($11,342,615)	$46,413

Net income (loss) per share
- basic	($0.22)	($0.17)	($0.60)	$0.00
- diluted	($0.22)	($0.17)	($0.60)	$0.00

Weighted average shares outstanding
- basic	19,062,945	18,974,338	19,054,413	18,974,120
- diluted	19,062,945	18,974,338	19,054,413	18,974,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(11,342,615)	$46,413
Adjustments to reconcile net income (loss) loss to net cash used in operating activities:

Depreciation and amortization	241,912	301,518
Provision for severance pay	243,263	(148,970)
Change in the value of warrants	(28,779)	(254,246)
Amortization of debt discount and issuance costs	-	126,256
Amortization of stock options issuances below fair market value	-	68,772
Stock based compensation	695,724	1,244
Amortization of restricted shares issuance	370,604	827,217
Gain from Bausch & Lomb milestone payment, net	-	(10,725,688)
Changes in operating assets and liabilities:
Research and development grants receivable	522,507	948,386
Prepaid expenses and other current assets	(267,877)	(700,229)
Other assets	-	450
Accounts payable	(25,875)	(634,186)
Accrued expenses	1,219,115	(244,724)
Accrued wages and other compensation	(539,125)	407,989
Other liabilities	(76,267)	98,385

Net cash used in operating activities	(8,987,413)	(9,881,413)

Cash flows from investing activities
Purchases of fixed assets	(146,363)	(126,761)
Proceeds from Bausch & Lomb milestone payment	-	12,275,000
Payment to Bausch & Lomb related to sale of ophthalmic business	-	(1,532,528)
Royalty payment and grant reimbursement related to Bausch & Lomb milestone payment	-	(1,549,312)
Capitalized merger costs	(885,315)	-
Advance to Vela	(527,302)	-
Purchase of short-term investments	(21,812,980)	(13,551,278)
Proceeds from sale of short-term investments	31,352,151	-
Severance pay funding	(156,289)	32,106
Decrease (increase) in restricted cash	(3,239)	4,844,186

Net cash provided by investing activities	7,820,663	391,413

Cash flows from financing activities

Repayment of convertible debentures	-	(4,846,148)

Net cash used in financing activities	-	(4,846,148)

Net decrease in cash and cash equivalents	(1,166,750)	(14,336,148)

Cash and cash equivalents at beginning of year	10,289,127	49,014,530

Cash and cash equivalents at end of period	$9,122,377	$34,678,382

Supplemental information:
Interest paid	$-	$39,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

1.	The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of indications including pain, inflammation, autoimmunity and select central nervous system (CNS) disorders. The Company has a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. The Company’s core proprietary technology platform focuses on the discovery and development of synthetic cannabinoid compounds. Collaborative research, as well as in-house research, at Pharmos over the last decade has served as a cornerstone of our scientific foundation, and through such efforts, has extensively characterized many of the key variables involved in cannabinoid receptor activation and modulation.

Recent Events

On March 15, 2006, the Company announced an agreement to acquire Vela Pharmaceuticals, Inc. (“Vela”), which has a Phase II product candidate, dextofisopam, in development to treat irritable bowel syndrome. Under the March 15th Merger Agreement, Pharmos agreed to issue 11,500,000 shares of our common stock to Vela’s stockholders and agreed to pay $5.0 million in cash to Vela. In April 2006, Lloyd I. Miller, III, a shareholder who then beneficially owned approximately 10.3% of our common stock, indicated his opposition to the transaction with Vela because he believed that the transaction would be unduly dilutive to Pharmos’ shareholders and would increase Pharmos’ requirements for cash in its operations.

In May 2006, Mr. Miller commenced a proxy contest to solicit proxies in opposition to our proposal to issue shares of our common stock in connection with the Merger and to elect his own slate of directors. After extensive discussions and negotiations with Mr. Miller and with Vela during July and August, the Company agreed with Vela to restructure some of the terms of the Merger, and on August 31, 2006, the Company signed an amendment to the Merger Agreement to reflect the revised terms. As amended, the number of shares of Pharmos common stock to be issued to Vela shareholders at closing was reduced from 11.5 million shares to 6.5 million shares and the cash payable by Pharmos at closing was increased from $5 million to $6 million. The amended Merger Agreement also includes additional performance-based milestone payments related to the development of dextofisopam aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. Pharmos also agreed to reimburse Mr. Miller up to $680,000 for legal and related expenses incurred by him in connection with the proxy contest and the lawsuit against a former executive of Pharmos. In connection with the settlement agreement with Mr. Miller, the Company agreed to dismiss the lawsuit. The actual reimbursement to Mr. Miller was approximately $490,000 which was expensed in the third quarter of 2006.

At the Annual Shareholder’s meeting on October 25, 2006, Pharmos’ shareholders approved the issuance of up to 20 million shares of Pharmos' common stock in connection with the proposed acquisition of Vela. The Company then closed on the acquisition of Vela later that day following the Annual Meeting and ratification of the voting results.

The transaction included an initial payment of $6.0 million in cash and the issuance of 6.5 million shares of Pharmos common stock. The combined value is approximately $17.5 million. The fair value of the Pharmos shares used in determining the purchase price was $1.67 per share, which is the implied price of Pharmos common stock based on the average closing price of Pharmos common stock on the two trading days immediately before, the day of, and two trading days immediately after the final amended merger agreement was announced on September 5, 2006. The transaction also includes the issuance of up to 13.5 million additional Pharmos shares and $8 million in cash, contingent on achieving specific clinical milestones. The Company intends to dedicate substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction.

The Company has executive offices in Iselin, New Jersey and conducts research and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.	Liquidity and Business Risks

The Company was not profitable in 2002 through 2005 and through the first three quarters of 2006. At September 30, 2006, the Company had an accumulated deficit of $157.2 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $35.3 million as of September 30, 2006, will be sufficient to support the Company’s continuing operations beyond September 30, 2007, including the effect of the Vela acquisition.

The Company routinely actively pursues various funding options, including equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

3.	Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pharmos Ltd. All significant intercompany balances and transactions are eliminated in consolidation. The functional currency for Pharmos Ltd is the US dollar.

Reclassifications

The consolidated statement of cash flows for the nine months ended September 30, 2006 and September 30, 2005 includes in cash flows from investing activities the amounts of $(156,289) and $32,106, respectively, for the funding of severance payments. For the nine months ended September 30, 2005 such payments were included in cash flow used in operating activities. This reclass was recorded in the nine month period ended September 30, 2005 and had no impact on the Consolidated Balance Sheet or Consolidated Statement of Operations for any period.

Research and development grants receivable

As of September 30, 2006 and December 31, 2005, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

Investments

The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. The Company invests in a variety of instruments such as commercial paper, US Government securities and corporate securities with an effective maturity of less than one year. Some of the Company’s investments are in auction-rate securities (ARS) that are held as investments available for sale. Auction rate securities are instruments with long-term underlying maturities, but for which an auction is conducted periodically, as specified, to reset the interest rate and allow investors to buy or sell the instruments. Because auctions generally occur more often than annually, and because the Company holds these instruments in order to meet short-term liquidity needs, the auction rate securities are classified as short-term investments in the Condensed Consolidated Balance Sheet. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method. The Condensed Consolidated Statement of Cash Flows reflects the gross amount of the purchases of short term investments and the proceeds from maturities of short term securities and sales of auction rate securities.

	September 30,	December 31,
	2006	2005
Securities greater than 90 days	$14,809,172	$22,598,343
Auction Rate Securities	11,400,000	13,150,000
Total Short Term Investments	$26,209,172	$35,748,343

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

Capitalized Merger Costs

During the first three quarters of 2006, Pharmos expended approximately $885,000 of costs related to the acquisition of Vela. These costs were comprised of costs for a fairness opinion, accounting and legal costs related to due diligence efforts and other legal costs associated with the merger. Upon the closing of the acquisition, these costs were included as a component of the purchase price. In addition, in accordance with the final merger agreement between Pharmos and Vela, Pharmos reimbursed Vela for its monthly operating expenses incurred since July 1, 2006. These costs have been included as an Advance to Vela on the Condensed Consolidated Balance Sheet.

The Company expects most of the purchase price will be allocated to purchased in-process research and development (IPR&D) representing the value assigned to research and development projects of Vela that have commenced but were not completed at the date of acquisition and which have no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above-stated criteria must be charged to expense as part of the allocation of the purchase price.

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

Under the terms of the Pharmos Employee Stock Purchase Plan (ESPP), all full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. During the three and nine months ended September 30, 2006, no shares were purchased under the ESPP and 87,440 shares remain for issuance under the 2001 Plan.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). The Company has elected to expense these awards on a straight line basis over the life of the awards. As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the three and nine months ended September 30, 2006 was $196,710 and $574,101 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 of $(0.22) and $(0.60) is $0.01 and $0.03, respectively, more as a result of adopting SFAS 123R.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the three months and nine months ended September 30, 2006, the Company recognized compensation expense of $196,710 and $574,101, respectively, for stock options which was recognized in the Condensed Consolidated Statement of Operations. As of September 30, 2006, the total compensation costs related to non-vested awards not yet recognized is $1.6 million which will be recognized over the next three and one-half years.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
Net (loss) income as reported	($3,292,676)	$46,413
Add: Stock-based employee compensation expense included in reported net income	274,199	895,989
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (1)	(352,097)	(4,168,379)
Pro forma net (loss) income	($3,370,574)	($3,225,977)

Earnings per share:

Basic - as reported	($.17)	$0.00
Diluted - as reported	($.17)	$0.00
Basic - pro forma	($.18)	($0.17)
Diluted - pro forma	($.18)	($0.17)

(1)	The pro forma stock-based compensation expense was not tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock awards, and the ESPP included in the Statement of Operations:

	Three Months Ended September 30, 2006	Nine months Ended September 30, 2006
Research and development costs	$53,742	$157,462
General and administrative costs	142,968	416,639
Stock-based compensation costs before income taxes	196,710	574,101
Benefit for income taxes (1)	-	-
Net compensation expense	$196,710	$574,101

(1)	The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended September 30,
	2006	2005
Risk-free interest rate	4.35%	3.71-3.72%
Expected lives (in years)	5%	5%
Dividend yield	0%	0%
Expected volatility	103%	99-107%

No options were granted in the third quarter of 2006 or 2005.

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

During the first three quarters of fiscal 2006 and 2005, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

September 30, 2006	676,000	$2.15	$1.67
September 30, 2005	250,310	$3.79	$2.87

The fair value of options that vested during the first three quarters of 2006 and 2005 was $772,000 and $951,000, respectively. The Company’s policy is to issue new shares upon exercise and use the cash to support operating costs.

Stock Options

Presented below is a summary of the status of Pharmos stock options as of September 30, 2006, and related transactions for the quarter then ended:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2005	1,198,299	$8.63	7.6 years	$0
Granted	676,000	$2.15
Exercised	-	-
Forfeited or Expired	(41,490)	$11.76
Outstanding at March 31, 2006	1,832,809	$6.17	8.2 years	$290,300
Granted	-	-
Exercised	-	-
Forfeited or Expired	(56,448)	$3.36
Outstanding at June 30, 2006	1,776,361	$6.26	8.0 years	$0
Granted	-
Exercised	-
Forfeited or Expired	(53,976)	$12.21
Outstanding at September 30, 2006	1,722,385	$6.07	7.5 years	$0

Non-vested Options
Non-vested options at December 31, 2005	575,966	$3.03	9.3 years	$0
Granted	676,000	$2.15
Vested in 1Q06	(85,264)	$3.55
Forfeited	(9,500)	$4.11
Non-vested options at March 31, 2006	1,157,202	$2.47	9.5 years	$279,500
Granted	-	-
Vested in 2Q06	(70,009)	$3.55
Forfeited	(49,178)	$2.67
Non-vested options at June 30, 2006	1,038,015	$2.39	9.4 years	$0
Granted	-	-
Vested in 3Q06	(75,540)	$2.93
Forfeited	(669)	$3.99
Non-vested options at September 30, 2006	961,806	$2.34	9.2 years	$0

Exercisable Options at September 30, 2006	760,579	$10.78	5.3 years	$0

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Fair Market Value at Vesting
Restricted Stock
Non-vested Restricted Stock at December 31, 2005	63,292	$15.80	8.5 years
Granted	-	-
Vested	-	-		-
Forfeited or Expired	-	-
Non-vested Restricted Stock at March 31, 2006	63,292	$15.80	8.3 years
Granted	-	-
Vested (4/2/06)	25,317	-		$62,027
Forfeited or Expired	-	-
Non-vested Restricted Stock at June 30, 2006	37,975	$15.80	8.0 years
Granted	-	-
Vested	-	-		-
Forfeited or Expired	-	-
Non-vested Restricted Stock at September 30, 2006	37,975	$15.80	7.7 years

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 clarifies the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 allows registrants to adjust prior year financial statements for immaterial errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year, with an offsetting adjustment being made to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. The Company does not expect that the adoption of SAB 108 to have a material impact on our consolidated financial statements.

4.	Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock issued and outstanding. For the period ending September 30, 2006, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, a limited number of the stock options and warrants as of September 30, 2005 were “in the money” and were considered other potential common stock and included in the calculation of diluted net earnings per share. The basis for the shares used in determining the diluted shares included in the calculation of diluted income per share for September 30, 2005 is illustrated below.

September 30, 2005
Weighted average shares outstanding -basic	18,974,120
Restricted shares - non-vested	-
Weighted average of options that were “in the money”	834
Weighted average shares outstanding - diluted	18,974,954

The following table sets forth the number of potential shares of common stock that have been excluded from diluted income (loss) per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income (loss) per share would have been anti-dilutive.

	September 30,	September 30,
	2006	2005

Stock options	1,760,360	909,158
Warrants	424,769	1,176,310
Restricted stock - non vested	37,975	126,582

Total potential dilutive securities not included in loss (income) per share	2,223,104	2,212,050

5.	Collaborative Agreements

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

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and Chief Executive Officer of Pharmos. In the three and nine months ending September 30, 2006, the Company recorded in other income royalties of $2,190 and $3,838, compared with $2,219 and $22,710 for the same periods in 2005, respectively, per the licensing agreement with Herbamed.

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

In the three and nine months ended September 30, 2006, there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans.

During the first three quarters of 2006, the Company incurred a non-cash charge of $121,622 for the acceleration of unvested options for two executives (Dr. Riesenfeld and J. Meer) whose contracts were not renewed in accordance with their respective employment agreements.

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

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, its then President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 75,950 restricted stock units to Dr. Aviv and $200,000 cash and 50,633 shares of restricted stock to Dr. Riesenfeld (the “Awards”). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance of Dr. Aviv’s Awards shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards vested on his departure from the Company on April 2, 2006 and the expense of those awards was accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, are being expensed pro rata over the vesting periods. During the nine month period ended September 30, 2006, the Company recorded an expense of approximately $194,000 in connection with the Awards.

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 1,011,765 shares of common stock at a price of $4.25 per share and approximately 200 thousand warrants at an exercise price of $6.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, as being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants is being marked to market each reporting period as a gain/loss until exercised or expiration and amounted to $10,101 at September 30, 2006. Upon exercise of each of the warrants, the related liability is reduced by recording an adjustment to additional paid-in-capital.

The fair value of the warrants is being marked to market using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.97%	3.95%	4.97%-5.21%	3.64%-3.95%
Expected lives (in years)	1	2	1	2
Dividend yield	0%	0%	0%	0%
Expected volatility	100%	106%	100%-103%	93%-107%

8.	Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company’s selling operations are maintained in the United States.

Geographic information for the three and nine months ending September 30, 2006 and 2005 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
United States	$(4,194,203)	$(3,224,696)	$(11,204,537)	$300,778
Israel	(47,350)	(67,980)	(138,078)	(254,365)
	$(4,241,553)	$(3,292,676)	$(11,342,615)	$46,413

Capital Expenditures
United States	$2,467	$-	$2,467	$3,945
Israel	13,593	16,091	143,896	122,816
	$16,060	$16,091	$146,363	$126,761

Geographic information as of September 30, 2006 and December 31, 2005 are as follows:

Total Assets	2006	2005
United States	$37,030,868	$45,752,574
Israel	2,475,935	3,238,198
	$39,506,803	$48,990,772

Long Lived Assets, net
United States	$49,204	$86,505
Israel	598,093	656,355
	$647,297	$742,860

9.	Subsequent Events

Appointment of new Chief Financial Officer
On October 5, 2006, Pharmos announced the appointment of S. Colin Neill as Senior Vice President, Chief Financial Officer, Secretary, and Treasurer. Mr. Neill will be located at Pharmos' Iselin, New Jersey headquarters.

Activities related to Vela acquisition by shareholders and subsequent closing of Vela acquisition

On September 25, 2006, the Board of Directors of Pharmos Corporation granted to Haim Aviv and Alan Rubino a special cash bonus subject to the completion of the Vela acquisition in the amounts of $120,000 and $60,000, respectively. These payments will be expensed during the 4th quarter of 2006.

On October 17, 2006, Dr. Georges Anthony Marcel and Dr. Lawrence F. Marshall each resigned from the Company’s Board in order to enable three current directors of Vela to join the Company’s Board following the closing of the Company’s pending acquisition of Vela. Dr. Marcel and Dr. Marshall each agreed to serve as a consultant to the Board’s Clinical Development and Scientific Committee and the Company’s senior management, for the period from November 1, 2006 through May 1, 2008, on matters relating to drug discovery, pre-clinical and clinical development and general business development in their areas of scientific and medical expertise. In consideration for such consulting services, the Company will pay each of these former directors a fee of $45,000, payable in three equal installments of $15,000 on November 1, 2006, May 1, 2007 and November 1, 2007. In addition, all stock options currently held by Dr. Marcel and Dr. Marshall became fully vested as of October 17, 2006; the respective exercise prices and expiration dates of such stock options remain unchanged.

On October 18, 2006, the Board of Directors of Pharmos Corporation approved payment of a fee of $50,000 to Mony Ben Dor for his service as chair of the Board’s Proxy Contest Steering Committee.

At the Annual Shareholder’s meeting on October 25, 2006, Pharmos’ shareholders approved the issuance of up to 20 million shares of Pharmos' common stock in connection with the proposed acquisition of Vela. The Company then closed on the acquisition of Vela later that day following the Annual Meeting and ratification of the voting results.

Pharmos acquired 100 percent of the shares of Vela. Vela was a privately-held, drug development company specializing in the rediscovery and development of medicines related to the nervous system, including what is known as the “brain-gut axis” — links between the nervous system and the digestive system. Vela’s lead drug candidates include dextofisopam and tianeptine for the treatment of irritable bowel syndrome (“IBS”) and VPI-013 for the treatment of neuropathic pain and female hypoactive sexual desire disorder.

The assets and liabilities of Vela will be recorded as of the acquisition date at their estimated fair values. The results of operations of Pharmos will include the results of operations from Vela from the date of acquisition. The transaction is expected to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Under the terms of the agreement, Pharmos made a cash payment of $6,000,000 and issued 6,500,000 shares of Pharmos common stock upon the cancellation of all shares of Vela capital stock outstanding. In addition, Pharmos reimbursed Vela for approximately $600,000 its cost of operation from July 1, 2006 through the date of Closing.

The aggregate purchase price is estimated to be $19.5 million, including $6.6 million of cash and common stock valued at $10.9 million. The fair value of the 6,500,000 Pharmos shares used in determining the purchase price was $1.67 per share, which is the implied price of Pharmos common stock based on the average closing price of Pharmos common stock on the two trading days immediately before, the day of, and two trading days immediately after the amended merger terms were announced on September 5, 2006.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Pharmos is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

A preliminary estimate of the purchase price is as follows (table in $000s):

Fair value of Pharmos shares to be issued at closing	$10,900
Cash to be paid	6,600
17,500
Estimated merger costs incurred by Pharmos	2,000
Estimated purchase price	$19,500

The estimated purchase price has been allocated based on a preliminary valuation of Vela’s tangible and intangible assets and liabilities based on their estimated fair values (table in $000s):

Total current assets	$32
Property and equipment and other assets	22
In-process technology	19,546
Total current liabilities	(100)
Total	$19,500

The purchase price allocation will remain preliminary until Pharmos completes a valuation of any significant identifiable intangible assets acquired, including in-process research and development, and determines the fair values of other assets and liabilities acquired. The final determination of the purchase price allocation is expected to be completed as soon as practicable after completion of the merger. The final amounts allocated to assets and liabilities acquired could differ significantly from these amounts presented in the unaudited pro forma condensed combined financial statements.

10.	Legal Proceedings

Class Action Lawsuits

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

In addition, two purported shareholders of the Company’s common stock have commenced derivative actions against the Company’s directors and against certain current and former officers.  The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The second lawsuit was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. An amended complaint in the state court case was filed in November 2005. Both lawsuits allege generally, on behalf of the Company (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions.  The complaints seek unspecified damages. An agreement was reached to settle both of the derivative cases and a stipulation and agreement of settlement was filed with the federal court on October 4, 2006. The settlement is subject to court approval. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurer. There is no assurance that the settlement will be approved by the court.

Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

Proxy Contest

In April 2006, Lloyd I. Miller, III, a shareholder who then beneficially owned approximately 10.3% of our common stock, indicated his opposition to the transaction with Vela because he believed that the transaction would be unduly dilutive to Pharmos’ shareholders and would increase Pharmos’ requirements for cash in its operations. In May 2006, Mr. Miller commenced a proxy contest to solicit proxies in opposition to our proposal to issue shares of our common stock in connection with the Merger and to elect his own slate of directors. After extensive discussions and negotiations with Mr. Miller and with Vela during July and August, the Company agreed with Vela to restructure some of the terms of the Merger, and on August 31, 2006, the Company signed an amendment to the Merger Agreement to reflect the revised terms. As amended, the number of shares of Pharmos common stock to be issued to Vela shareholders at closing was reduced from 11.5 million shares to 6.5 million shares and the cash payable by Pharmos at closing was increased from $5 million to $6 million. The amended Merger Agreement also includes additional performance-based milestone payments related to the development of dextofisopam aggregating up to an additional $8,000,000 in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. Pharmos also agreed to reimburse Mr. Miller up to $680,000 for legal and related expenses incurred by him in connection with the proxy contest and the lawsuit against a former executive of Pharmos. In connection with the settlement agreement with Mr. Miller, the Company agreed to dismiss the lawsuit. The actual reimbursement to Mr. Miller was approximately $490,000 which was expensed in the third quarter of 2006.

Other
On June 20, 2006, the Company filed a lawsuit against Dr. Raymond E. McKee, a former officer of the Company, in the United States District Court for the District of Connecticut. The lawsuit alleged that Dr. McKee wrongfully disclosed confidential information about the Company in breach of his fiduciary duty while an officer of the Company and asserted other related claims concerning Dr. McKee’s conduct while an officer of the Company and thereafter. The complaint sought damages and injunctive relief. In connection with the settlement agreement with Mr. Miller, the Company dismissed the lawsuit in September 2006.

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

Executive Summary

Pharmos Corporation is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of indications including pain, inflammation, autoimmunity and select central nervous system (CNS) disorders. We have a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. The Company’s core proprietary technology platform focuses on the discovery and development of synthetic cannabinoid compounds. Collaborative research as well as in-house research at Pharmos over the last decade has served as a cornerstone of our scientific foundation, and through such efforts we have extensively characterized many of the key variables involved in cannabinoid receptor activation and modulation. In order to identify and optimize promising drug candidates quickly and efficiently, we combine:

•	Our extensive knowledge of the cannabinoid pathways we believe are responsible for therapeutic effects and strategies for minimizing potential adverse effects
•	Our comprehensive library of well-annotated cannabinoid potential drug candidates
•	Our interdisciplinary drug discovery and development approach
•	Manufacturing capability of clinical material, including a cGMP-compliant pilot plant
•
Pharmaceutical formulation expertise, which has provided additional opportunities for developing novel drug delivery systems which can be employed both for internal programs in pain and inflammation and which also provide partnering opportunities for areas outside of our therapeutic focus

The Company’s discovery efforts are focused primarily on CB2-selective compounds which are small molecule cannabinoid receptor agonists that bind preferentially to CB2 receptors found primarily in peripheral immune cells. Cannabinor, the lead CB2-selective receptor agonist candidate, has completed Phase I testing and commenced dosing for its Phase IIa testing in two pain indications in the second quarter of 2006 which are expected to be completed prior to March 2007. Other compounds from Pharmos’ proprietary synthetic cannabinoid library are in pre-clinical studies targeting nociceptive, neuropathic and visceral pain, as well as autoimmune diseases, including multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease.

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

The Company’s NanoEmulsion drug delivery system, a proprietary asset derived from our formulation expertise, is in clinical development for topical application of analgesic and anti-inflammatory agents. The Company expects to complete a second Phase I trial of this delivery technology to confirm the excellent local tolerability as well as pharmacokinetic parameters of a more optimized formulation prior to March 2007. The NanoEmulsion technology has demonstrated additional potential applications, including vaccine formulation as well as targeted delivery of such molecules as antibiotics. The Company is interested in partnering this technology in these areas.

The Company intends to acquire later stage product candidates for treating diseases in line with its research and development expertise and targeted areas of interest, including pain, gastrointestinal inflammation, autoimmunity and select CNS disorders.

On March 15, 2006, the Company announced an agreement to acquire Vela Pharmaceuticals, Inc. (“Vela”), which has a Phase II product candidate, dextofisopam, in development to treat irritable bowel syndrome. Under the March 15th Merger Agreement, at the closing of the Merger, we agreed to issue 11,500,000 shares of our common stock to Vela’s stockholders and agreed to pay $5.0 million in cash to Vela. In April 2006, Lloyd I. Miller, III, a shareholder who then beneficially owned approximately 10.3% of our common stock, indicated his opposition to the transaction with Vela because he believed that the transaction would be unduly dilutive to Pharmos’ shareholders and would increase Pharmos’ requirements for cash in its operations.

In May 2006, Mr. Miller commenced a proxy contest to solicit proxies in opposition to our proposal to issue shares of our common stock in connection with the Merger and to elect his own slate of directors. After extensive discussions and negotiations with Mr. Miller and with Vela during July and August, the Company we agreed with Vela to restructure some of the terms of the Merger, and on August 31, 2006, the Company signed an amendment to the Merger Agreement to reflect the revised terms. As amended, the number of shares of Pharmos common stock to be issued to Vela shareholders at closing was reduced from 11.5 million shares to 6.5 million shares and the cash payable by Pharmos at closing was increased from $5 million to $6 million. The amended Merger Agreement also includes additional performance-based milestone payments related to the development of dextofisopam aggregating up to an additional $8,000,000 in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. Pharmos also agreed to reimburse Mr. Miller up to $680,000 for legal and related expenses incurred by him in connection with the proxy contest and the lawsuit against a former executive of Pharmos. In connection with the settlement agreement with Mr. Miller, the Company agreed to dismiss the lawsuit.

At the Annual Shareholder’s meeting on October 25th, 2006, Pharmos’ shareholders approved the issuance of up to 20 million shares of Pharmos' common stock in connection with the proposed acquisition of Vela. The Company then closed on the acquisition of Vela later that day following the Annual Meeting and ratification of the voting results.

The transaction included an initial payment of $6.0 million in cash and the issuance of 6.5 million shares of Pharmos common stock. The combined value is approximately $17.5 million. The fair value of the Pharmos shares used in determining the purchase price was $1.67 per share, which is the implied price of Pharmos common stock based on the average closing price of Pharmos common stock on the two trading days immediately before, the day of, and two trading days immediately after the final amended merger agreement was announced on September 5, 2006. The transaction also includes the issuance of up to 13.5 million additional Pharmos shares and $8 million in cash, contingent on achieving specific clinical milestones. The Company intends to dedicate substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction.

The Company continues to refine its commercialization and business development strategy with the intention of capitalizing on internal resources through strategic alliances and scientific and academic collaborations, out-licensing and co-development opportunities, as well as balancing the portfolio with strategic acquisitions and in-licensing opportunities.

2006 Business Objectives

During late 2005, the Company commenced a Phase I trial for its lead candidate for treating pain, a CB-2 selective agonist, cannabinor, which was completed in January 2006. The Company has entered Phase II testing in two pain indications in the second quarter of 2006 which are expected to be completed prior to March 2007. The Company’s NanoEmulsion drug delivery system is in development for the topical application of analgesic and anti-inflammatory agents. The Company commenced a clinical program in the third quarter of 2006 that is expected to be completed prior to March 2007. From the dextrocannabinoid family, the neuroprotective drug candidate dexanabinol completed a Phase IIa trial as a preventive agent against post-surgical cognitive impairment in the fourth quarter of 2004. Results of the exploratory Phase II trial of dexanabinol as a preventive agent for cognitive impairment (CI) in coronary artery bypass graft (CABG) patients have been reviewed internally and with the FDA. The Company announced in March 2006 that it will seek a partner to further develop this product.

The results for the three and nine months ended September 30, 2006 and 2005 were a net loss of $4.2 million and $3.3 million and a net loss of $11.3 million and a net profit of $0.05 million, respectively. On a (loss) income per share basis, this equates to of $(0.22) and $(0.17) for the quarter and $(0.60) and $0.00 for the first three quarters, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of September 30, 2006, the Company’s accumulated deficit was approximately $157.2 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Results of Operations
Three Months ended September 30, 2006 and 2005

Total operating expenses for the third quarter of 2006 increased by $1,012,001 or 27%, from $3,718,286 in 2005 to $4,730,287 in 2006. The Company entered Phase II testing in pain indications with cannabinor in the second quarter of 2006. The Company’s NanoEmulsion drug delivery system is in clinical stage development for the topical application of analgesic and anti-inflammatory agents. The Company expects to complete a second Phase I trial prior to March 2007 for its NanoEmulsion drug delivery system. During the third quarter of 2006, the Company incurred higher professional fees of $816,110 primarily in connection with legal fees related to the proxy contest including the coverage of Lloyd Miller’s legal costs, higher costs of $508,266 for the clinical trial activity for cannabinor and NanoEmulsion and higher investor relation costs of $253,307 related to the acquisition and proxy preparation which were partially offset by reduced compensation costs of approximately $400,000 from a reduction in workforce as compared with the third quarter of 2005.

Research efforts in 2006 have been focused on the completion of cannabinor toxicology, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel, as well as continuing to identify new, potentially more potent, CB2 agonists.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. Cannabinor was in Phase II at the end of the second quarter. During the third quarter of 2006, the gross cost of development and review was approximately $1.1 million. Total costs since the cannabinor project entered Phase II development in 2006 through September 30, 2006 were $1.7 million.

Gross expenses for other research and development projects in early stages of development for the third quarter of 2006 and 2005 were $860,591 and $1,453,807, respectively. Research & development (R&D) gross expenses increased by $158,255 or 7% from $2,180,137 to $2,338,392 in 2006, related to higher clinical study activities over 2005. Costs associated with clinical activities have increased since late in the second quarter. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $415,203 and $284,185 during the third quarter of 2006 and 2005, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, increased by $27,237 or 1%, from $1,895,952 in 2005 to $1,923,189 in 2006.

General and administrative expenses for the third quarter of 2006 increased by $995,571, or 57%, from $1,734,493 in 2005 to $2,730,064. The increase reflects $827,119 of one time acquisition and proxy related expenses, including the reimbursement of Lloyd Miller’s legal costs, and $168,452 for other general and administrative costs, or a 10% increase from $1,734,493 in 2005. The $168,452 contains a $209,501 increase in business development activities offset by a decrease in insurance costs of $63,184 and a decrease in salary costs of $78,534. The salary decrease is a net result of reduction in force, reduced amortization costs related to the 50% share of the vested (on December 31, 2005) Retention Awards, and the implementation of the equity based compensation related to the 2006 implementation of SFAS 123(R).

Depreciation and amortization expenses decreased by $10,807, or 12%, from $87,841 in 2005 to $77,034 in 2006. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, increased by $63,124 from $425,610 in 2005 to $488,734 in 2006. The majority of the increase is from increased interest income from higher interest rates. Interest income increased by $66,640, or 16%, to $482,907 in 2006 from $416,267 in 2005 as a result of higher interest rates. The gain related to the valuation of warrants decreased by $4,511 from $11,562 in 2005 to $7,051 in 2006. During the quarter, the Company recorded, in other income, royalties of $2,190 compared with $2,219 in 2005 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

Nine months ended September 30, 2006 and 2005

Total operating expenses for the first three quarters of 2006 increased by $1,008,045 from $11,776,490 in 2005 to $12,784,535 in 2006. The Company entered Phase II testing in pain indications with cannabinor in the second quarter of 2006. The Company’s NanoEmulsion drug delivery system is in clinical stage development for the topical application of analgesic and anti-inflammatory agents. The Company expects to complete a second Phase I trial in the fourth quarter of 2006 for its NanoEmulsion drug delivery system. During the first three quarters of 2006, the Company incurred higher professional fees of $727,214 primarily related to legal fees related to the proxy contest including the coverage of Lloyd Miller’s legal costs, a net increase in salaries of $88,053 which includes costs for severance for a number of executives and the 2006 implementation of the equity based compensation of SFAS 123(R) which were offset by reduced compensation costs of approximately $860,000 from a reduction in workforce as compared with the first three quarters of 2005.

Research efforts in the first three quarters of 2006 have been focused on the completion of cannabinor toxicology, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel, as well as continuing to identify new, potentially more potent, CB2 agonists.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. Cannabinor is in Phase II at the end of the second quarter. During the first three quarters of 2006, the gross cost of development and review was approximately $1.7 million. Total costs since the cannabinor project entered Phase II development in 2006 through September 30, 2006 were $1.7 million,

Gross expenses for other research and development projects in early stages of development for the first three quarters of 2006 and 2005 were $2,391,907 and $4,521,387, respectively. Research & development (R&D) gross expenses decreased by $637,893 or 9% from $7,225,373 in 2005 to $6,587,480 in 2006, related to a decrease in clinical activities. Costs associated with clinical activities have started to be incurred late in the second quarter into the third quarter of 2006. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $1,083,464 and $1,015,640 during the first three quarters of 2006 and 2005, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, decreased by $705,717, or 11%, from $6,209,733 in 2005 to $5,504,016 in 2006.

General and administrative expenses for the nine months ended September 30, 2006 increased by $1,773,368 or 57%, from $5,265,239 in 2005 to $7,038,607. The $1,773,368 increase reflects the following: a $1,388,830 charge for one time acquisition and proxy related expenses, including the reimbursement of Lloyd Miller’s legal costs; an $808,981 charge for executive severance cost; and a $424,443 reduction in other general and administrative costs, or 8% decrease from $5,265,239 in 2005. The $424,443 decrease includes $580,443 from reduced litigation costs from the class action suits and a decrease in compensation of $76,532. The compensation decrease is a net result of reduction in force, reduced amortization costs related to the 50% share of the vested (on December 31, 2005) Retention Awards, and the implementation of the equity based compensation related to the 2006 implementation of SFAS 123(R).

Depreciation and amortization expenses decreased by $59,606, or 20%, from $301,518 in 2005 to $241,912 in 2006. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, decreased by $10,380,983 from income of $11,822,903 in 2005 to income of $1,441,920 in 2006. The majority of the decrease is from the non-recurring receipt of the Bausch & Lomb milestone payment received in the first quarter of 2005. Interest expense decreased by $165,591 to $0 in 2006 from $165,591 in 2005 related to the retirement of the September 2003 Convertible Debentures during the first quarter of 2005. Interest income increased by $363,594, or 35%, from $1,043,283 in 2005 to $1,407,237 in 2006 as a result of higher interest rates. The gain related to the valuation of warrants decreased by $225,467 from $254,246 in 2005 to $28,779 in 2006. During the first three quarters, the Company recorded, in other income, royalties of $3,838 compared with $22,710 in the first three quarters of 2005 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2006 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $157.2 million at September 30, 2006. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company’s liquidity and financial position on September 30, 2006, and on December 31, 2005:

	September 30, 2006	December 31, 2005

Working capital	$33,179,651	$44,763,056

Cash and cash equivalents	$9,122,377	$10,289,127

Short term investments	$26,209,172	$35,748,343

Total cash, cash equivalents and short term investments	$35,331,549	$46,037,470

Current working capital position

As of September 30, 2006, the Company had working capital of $33.1 million consisting of current assets of $36.4 million and current liabilities of $3.3 million. This represents a decrease of $11.7 million from its working capital of $44.8 million on current assets of $47.4 million and current liabilities of $2.6 million as of December 31, 2005. This decrease in working capital of $11.7 million was principally associated with the funding of R&D and G&A activities and merger and proxy costs associated with the Vela acquisition.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $35.3 million as of September 30, 2006, will be sufficient to support the Company’s continuing operations beyond September 30, 2007. The Company routinely pursues various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

In regard to the Vela acquisition, Management believes that the current cash, cash equivalents and short term investments, totaling $35.5 million as of September 30, 2006, will be sufficient to support the Company’s continuing operations for the combined company of Pharmos and Vela beyond September 30, 2007.

Cash

At September 30, 2006, cash and cash equivalents totaled $9.1 million. At December 31, 2005 cash and cash equivalents totaled $10.3 million. This net decrease in cash of $1.2 million was due to the net conversion of $9.5 million of short term investments into cash, $9.3 million for normal operating requirements, $.1 million for capital expenditures, and $.9 million for merger related expenses. The cash, cash equivalents short term investments will be used to fund its Research & Development activities.

Operating activities

Net cash used in operating activities through the first three quarters of 2006 was $9.0 million compared to net cash used of $9.9 million through the first three quarters of 2005. The decrease in cash used of $0.9 million is primarily due to lower R&D spending related to the clinical trials and the timing of the of grants offset by cash outflows for severance payments of $1.2 million.

Investing activities

During the first three quarters of 2006, the Company invested cash of approximately $.9 million in merger related costs, $.5 million in advances to Vela and a net investment in short term investments of $9.5 million.

During the first three quarters of 2005, restricted cash was reduced by approximately $4.8 million as a result of the final repayment of the September 2003 Convertible Debentures. Also, during this time, the Company received $10.7 million related to investing activities for a non-recurring milestone payment from Bausch & Lomb related to the FDA approval of Zylet™. Lastly, the Company invested cash of approximately $13.6 million in short term securities during the first three quarters of 2005.

Capital expenditures for property, plant and equipment for the nine months ended September 30, 2006 and 2005 totaled approximately $146,000 and $127,000, respectively for normal replacements and improvements.

Financing activities

There were no financing activities in the first three quarters of 2006. In the first three quarters of 2005, the repayment of the remainder of the September 2003 Convertible Debentures was made.

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

Commitment and Contingencies

As of September 30, 2006, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Undetermined
Operating Leases	$853,393	$336,867	$457,834	$58,692	$-	$-
Other long-term liabilities reflected on our balance sheet*	1,257,910	-	-	-	-	1,257,910
Other Commitments**	150,000	150,000	-	-	-	-
Total	$2,261,303	$486,867	$457,834	$58,692	$-	$1,257,910

*
Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $928,488.

**	Represents cash portion of the September 2004 Retention Award Agreement given to the CEO. The Company has accrued $110,294 through September 30, 2006.

New accounting pronouncements

New pronouncements issued by the FASB and not effective until after September 30, 2006 are not expected to have a significant effect on the company’s financial position or results of operations, with the possible exception of the following, which are currently being evaluated by management:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged.  The Company is evaluating the timing of its adoption of FIN 48 and the potential effects of implementing this Interpretation on its financial condition and results of operations

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 clarifies the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 allows registrants to adjust prior year financial statements for immaterial errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year, with an offsetting adjustment being made to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. The Company does not expect that the adoption of SAB 108 to have a material impact on our consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section13a - 15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos’ Chief Executive Officer and Chief Financial Officer and several other members of Pharmos’ senior management at September 30, 2006. Based on this evaluation, Pharmos’ Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, Pharmos’ disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Class Action Suits

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

In addition, two purported shareholders of the Company’s common stock have commenced derivative actions against the Company’s directors and against certain current and former officers.  The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and has been consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The second lawsuit was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. An amended complaint in the state court case was filed in November 2005. Both lawsuits allege generally, on behalf of the Company (which has been named as a nominal defendant), breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions.  The complaints seek unspecified damages. An agreement was reached to settle both of the derivative cases and a stipulation and agreement of settlement was filed with the federal court on October 4, 2006. The settlement is subject to court approval. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurer. There is no assurance that the settlement will be approved by the court.

Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

Proxy Contest
In April 2006, Lloyd I. Miller, III, a shareholder who then beneficially owned approximately 10.3% of our common stock, indicated his opposition to the transaction with Vela because he believed that the transaction would be unduly dilutive to Pharmos’ shareholders and would increase Pharmos’ requirements for cash in its operations. In May 2006, Mr. Miller commenced a proxy contest to solicit proxies in opposition to our proposal to issue shares of our common stock in connection with the Merger and to elect his own slate of directors. After extensive discussions and negotiations with Mr. Miller and with Vela during July and August, the Company we agreed with Vela to restructure some of the terms of the Merger, and on August 31, 2006, the Company signed an amendment to the Merger Agreement to reflect the revised terms. As amended, the number of shares of Pharmos common stock to be issued to Vela shareholders at closing was reduced from 11.5 million shares to 6.5 million shares and the cash payable by Pharmos at closing was increased from $5 million to $6 million. The amended Merger Agreement also includes additional performance-based milestone payments related to the development of dextofisopam aggregating up to an additional $8,000,000 in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. Pharmos also agreed to reimburse Mr. Miller up to $680,000 for legal and related expenses incurred by him in connection with the proxy contest and the lawsuit against a former executive of Pharmos. In connection with the settlement agreement with Mr. Miller, the Company agreed to dismiss the lawsuit. The actual reimbursement to Mr. Miller was approximately $490,000 which was expensed in the third quarter of 2006.

Other
On June 20, 2006, the Company filed a lawsuit against Dr. Raymond E. McKee, a former officer of the Company, in the United States District Court for the District of Connecticut. The lawsuit alleged that Dr. McKee wrongfully disclosed confidential information about the Company in breach of his fiduciary duty while an officer of the Company and asserted other related claims concerning Dr. McKee’s conduct while an officer of the Company and thereafter. The complaint sought damages and injunctive relief. In connection with the settlement agreement with Mr. Miller, the Company dismissed the lawsuit in September 2006.

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

2.1
Amendment to Agreement and Plan of Merger by and among Pharmos Corporation, Vela Acquisition Corporation and Vela Pharmaceuticals Inc. dated August 31, 2006 (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed September 5, 2006).

2.2
Amendment No.2 to Agreement and Plan of Merger by and among Pharmos Corporation, Vela Acquisition Corporation, Vela Acquisition No.2 Corporation and Vela Pharmaceuticals Inc. dated September 29, 2006 (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed October 5, 2006).

10.1
Settlement Agreement between the Company and Lloyd I. Miller, III dated August 31, 2006 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed September 5, 2006).

10.2
Voting Agreement and Waiver by and among the Company, Lloyd I. Miller, III, Trust A-4 - Lloyd I. Miller, Milfam II L.P. and Milfam LLC dated August 31, 2006 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed September 5, 2006).

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

PHARMOS CORPORATION

Dated: November 10, 2006
	by:	/s/ S. Colin Neill

S, Colin Neill
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)