Form 10-K
period 2006-12-31
PHARMOS CORP
filed 2007-03-15
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-11550

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

          The aggregate market value of the registrant’s Common Stock at June 30, 2006 held by those persons deemed to be non-affiliates was approximately $39,778,482.

          As of March 13, 2007, the Registrant had outstanding 25,565,784 shares of its $.03 par value Common Stock.

          PART I

This report contains information that may constitute “forward-looking statements.” The use of words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Item 1. Business

RECENT DEVELOPMENTS

Appointment of New CEO

On February 26, 2007 Pharmos Corporation (the “Company” or “Pharmos”) announced that Elkan Gamzu, Ph.D., had been appointed by the Board of Directors to become Chief Executive Officer, effective March 31, 2007. He will succeed Haim Aviv, Ph.D., who will be retiring on that date. Dr. Aviv will continue as Chairman of the Board.

Dr. Gamzu, a Director of the Company since February 2000, is currently a consultant to the biotechnology and pharmaceutical industries and has held a number of senior executive positions in those industries, including Vice President, Project Management Leadership, of Millennium Pharmaceuticals, CEO of Cambridge Neuroscience and senior positions with Warner-Lambert and Hoffmann-La Roche. Dr. Gamzu has worked in the pharmaceutical industry since 1971. He is a graduate of Hebrew University in Jerusalem, and has M.A. and Ph.D. degrees in experimental and physiological psychology from the University of Pennsylvania.

Dr. Gamzu will be based in the Company’s corporate headquarters in Iselin, New Jersey. He also will spend a significant amount of his time at the Company’s Rehovot, Israel offices, where its research and drug development activities are centered. As part of a brief transition period, Dr. Gamzu started his employment immediately and, after assuming the position of Chief Executive Officer on March 31, 2007, will devote full time to Pharmos.

Acquisition of Vela Pharmaceuticals Inc.

In March 2006, the Company announced an agreement to acquire Vela Pharmaceuticals, Inc. (“Vela”), which had a Phase II product candidate, dextofisopam, in development to treat irritable bowel syndrome. The Company intends to dedicate substantial resources to complete clinical development of this product candidate. The Vela acquisition also included additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction. The issuance of up to 20 million shares in connection with the acquisition was approved by the Company’s shareholders on October 25, 2006 and the acquisition was consummated immediately thereafter.

Under the amended Merger Agreement, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. Pharmos also agreed to reimburse Vela for $679,000 of operating expenses from July 1, 2006 through closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of dextofisopam, aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. In the event that such shares or payments are issued or funded in future periods, a determination will then be made as to whether the values are to be written off as in-process research and development and charged to results of operations; any such future charge could be material. None of the conditions requiring issuance of these contingent shares or funding these payments had been met as of December 31, 2006.

OVERVIEW

Pharmos Corporation is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of indications with a focus on specific diseases of the nervous system including disorders of the brain-gut axis (GI/IBS), pain/inflammation and autoimmune disorders. We have a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. The Company’s lead product, Dextofisopam, has completed Phase 2a testing in irritable bowel syndrome (IBS), with positive effect on the primary efficacy endpoint (n=141, p=0.033). The Company has initiated a Phase 2b study of Dextofisopam for the treatment of IBS. Dextofisopam, a non-serotonergic agent, is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS.

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

•

Pharmaceutical formulation expertise, which has provided additional opportunities for developing novel drug delivery systems which can be employed both for internal programs in pain and inflammation and which also provide partnering opportunities for areas outside of our therapeutic focus

The Company’s discovery efforts are focused primarily on CB2-selective compounds which are small molecule cannabinoid receptor agonists that bind preferentially to CB2 receptors found primarily in peripheral immune cells and peripheral nervous system. Cannabinor, formerly known as PRS211,375, the lead CB2-selective receptor agonist candidate, has completed one of two proof-of-principle Phase IIa test in pain indications with the intravenous (IV) formulation and is scheduled to complete the second proof-of-principle Phase IIa test and initiate a Phase I test with the oral formulation during 2007. Other compounds from Pharmos’ proprietary synthetic cannabinoid library are in pre-clinical studies targeting nociceptive, neuropathic and visceral pain, as well as autoimmune diseases, including multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease.

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

The Company’s NanoEmulsion (NE) drug delivery system, a proprietary asset derived from our formulation expertise, completed in 2006 the second Phase I trial that confirmed the safety, and tolerability as well as low systemic exposure of a more optimized NE diclofenac cream formulation. In 2007, the Company expects to initiate a Phase IIa trial in Osteoarthritis patients with this delivery technology for topical application of analgesic and anti-inflammatory agents. The NanoEmulsion technology has demonstrated additional potential applications, including vaccine formulation as well as targeted delivery of such molecules as antibiotics. The Company is interested in partnering this technology in these areas.

VPI-013 has completed Phase IIa clinical development as a treatment for neuropathic pain and female hypoactive sexual desire disorder. The company is seeking to out-license this compound.

Tianeptine, a potential follow-on product to Dextofisopam, has completed late-preclinical development for the treatment of irritable bowel syndrome (IBS). Tianeptine, a racemic molecule, has been marketed outside the United States since 1988 for the treatment of depression. Preclinical studies support the potential utility of Tianeptine for the treatment of functional gastrointestinal disorders and, in particular, IBS. Pharmos has established patent rights for the use of Tianeptine and its enantiomers for the treatment of IBS and functional dyspepsia.

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

In October 2006, Pharmos completed its acquisition of Vela Pharmaceuticals Inc. (Vela), which specialized in the development of medicines related to diseases of the nervous system including disorders of the “brain-gut axis.” The acquisition fulfilled Pharmos’ strategic objective to expand its pipeline with later stage compounds, in particular Dextofisopam, a promising and innovative new drug with positive Phase 2a data for the treatment of diarrhea-predominant and alternating–type irritable bowel syndrome (IBS). The Vela acquisition also included additional compounds in preclinical and/or early clinical development for neuropathic pain, inflammation and sexual dysfunction.

To date, our principal sources of cash have been public and private financings, the sale of our ophthalmic business, revenues from our ophthalmic product line prior to the sale, research grants and the sale of a portion of our New Jersey State net operating loss carryforwards. In December 2004, the Company’s former marketing partner, Bausch & Lomb Incorporated (“Bausch & Lomb”), received approval from the FDA of its New Drug Application (“NDA”) for Zylet® as an ophthalmic anti-inflammatory antibiotic combination drug with respect to which the Company sold its rights subject to certain payment milestones. In connection therewith, the Company received net proceeds of approximately $9.1 million from Bausch & Lomb during the first quarter of 2005. Management believes that cash, cash equivalents, and short term investments of $26.0 million as of December 31, 2006, will be sufficient to support the Company’s continuing operations beyond December 31, 2007.

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

We have a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. To complement our own drug development platforms, the Company is looking to expand its portfolio of internally developed products with either in-licensed products or acquisitions in selected related therapeutic areas. Also, we seek to enter into targeted strategic alliances/scientific collaborations with established pharmaceutical companies to complete development and commercialization of selected products. The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus.

Pharmos’ lead product, Dextofisopam, has completed a double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo suggesting that Dextofisopam has the potential to become a novel firstline treatment for IBS. The design of a larger, Phase 2b, dose-ranging study was discussed at a 2005 meeting with FDA, and Pharmos initiated a Phase 2b trial in February 2007. Dextofisopam is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS that binds to specific receptors in areas of the brain affecting autonomic function, including gastrointestinal (GI) function. Unlike 5-HT3 or 5-HT4 IBS therapies currently available, both of which have significant safety concerns, Dextofisopam’s novel non-serotonergic, brain-gut mechanism offers a unique and innovative approach to IBS treatment.

In research efforts over the past decade, the Company has developed a significant expertise in cannabinoid biology and chemistry, and has generated significant know-how and an intellectual property estate pertaining to multiple areas of cannabinoid biology. The Company is focusing its preclinical research efforts in CB2-selective cannabinoids, and has generated both clinical-stage drugs and late preclinical compounds which appear promising in preclinical testing. From the CB2-selective portfolio of compounds, Cannabinor is the most advanced, having begun its clinical development in 2005 and completed a Phase I safety study in January of 2006 and a Phase IIa clinical study in subjects with capsaicin-induced pain model of neuropathic pain with the IV formulation in January 2007. Although the preliminary results didn’t meet the primary endpoint defined by analgesic effects compared to placebo, the trial confirmed safety and tolerability observed in previous studies. In December 2006, the Company announced the completion of preclinical toxicology and safety pharmacology studies of an oral formulation of cannabinor. The toxicology studies included maximum tolerated dose (MTD) studies, a 28-day repeat-dose study, and a cardiovascular safety study in animals. Results of the repeat-dose, 28-day dose-ranging trial demonstrated that daily administration of oral cannabinor was safe and well-tolerated with no serious adverse events or target organ or tissue toxicity. The completion of these MTD, repeat-dose and cardiovascular safety studies represents an important milestone for oral cannabinor and clears the way for the initiation of a Phase 1 clinical trial in humans. In 2007, the Company plans to complete the Phase IIa trial of Cannabinor in patients experiencing nociceptive pain from 3rd molar extraction that was initiated in 2006, and to conduct a Phase I safety study with the Cannabinor oral formulation and other CB2-selective compounds in preclinical development to preferentially activate the CB2 cannabinoid receptor, which is expected to minimize psychotropic and other potential adverse effects of cannabinoids which are mediated by the CB1 (central nervous system) cannabinoid receptor. Preclinical investigations of these CB2-selective compounds have demonstrated pharmacological activity as analgesic, anti-inflammatory, and immunomodulatory agents that may effectively treat multiple neuro-inflammatory and autoimmune disorders, such as various types of pain, multiple sclerosis, and rheumatoid arthritis.

Pharmos is conducting a clinical program to develop its proprietary NanoEmulsion (NE) drug delivery technology. Two Phase I studies in healthy volunteers have been completed and confirmed the safety and tolerability as well as the low systemic exposure of a diclofenac NE topical cream. The Company plans to initiate a Phase IIa clinical trial in Osteoarthritis patients in early 2007. The study will evaluate the analgesic effect of an approved non-steroidal anti-inflammatory drug (NSAID) formulated using our NanoEmulsion technology. Efforts are targeted for the development of a product for the treatment of osteoarthritic pain.

DRUG DISCOVERY APPROACH

Pharmos is developing families of compounds based on its scientific knowledge of the medicinal activities of cannabinoids, compounds with chemical structures or receptor-binding properties related to the main active component of cannabis. The Company utilizes state-of-the-art technologies to synthesize, evaluate and develop new cannabinoid molecules that appear to exhibit enhanced therapeutic benefit. Pharmos has a library of hundreds of well-characterized cannabinoids, and continues to expand its library of compounds through a hybrid methodology combining the rational design of compounds based on knowledge of detailed molecular requirements for drug activity (“structure-activity relationships” or SAR) with combinatorial chemistry, a technique that utilizes chemical reactions to synthesize large numbers of different molecules. In contrast to random methods of combinatorial chemistry, this hybrid approach leads to a larger percentage of synthesized compounds that demonstrate activity in screening assays and increases the potential of developing potent and selective drug candidates. Many of these inherently lipophylic compounds have been modified to make them water soluble. Pharmos has developed screening paradigms to screen compounds in its library for different properties, including binding to CB1 and CB2 receptors and activation of their downstream pathways as well as inhibition of LPS-stimulated macrophages, including detection of cytokine release and expression of receptors implicated in immune cell migration and antigen presentation. Additional anti-inflammatory potential is assessed by screening compounds for their ability to affect the expression of genes involved in inflammation as measured by a panel of stably transfected cell lines generated at Pharmos. Compounds that show potent activity in one or more of the screening assays are tested in early ADMET (Absorption, Distribution, Metabolism, Excretion, Toxicology) screens. The most promising compounds are then tested in validated animal models of human pain, including CFA-induced paw edema for inflammatory pain, and the chronic sciatic nerve ligation (Bennett and Xie) model for neuropathic pain. Promising molecules are further studied with additional models for neuropathic and chronic pain. Selected molecules are also tested in animal models of autoimmune disease (rheumatoid arthritis, multiple sclerosis and inflammatory bowel disease).

Pharmos’ chemical library consists of several chemically distinct classes of cannabinoid compounds. The Company’s primary focuses for development are the families of CB2-selective compounds which are cannabinoid receptor agonists that bind preferentially to CB2 receptors. These receptors are found primarily in peripheral immune cells. Employing the selection criteria noted above, the lead candidate of one of these families of compounds has been elevated to full clinical development status, and clinical trials have been initiated. In addition to the compounds from this family, new platforms of synthetic CB2 selective compounds are being developed. The new compounds possess advantages such as a simpler synthesis, increased potency and improved drug ability. A number of novel lead scaffolds have been identified, and potential lead compounds with improved physicochemical properties and increasing potency in animal models are undergoing late-stage feasibility testing prior to being advanced into full preclinical development. Pharmos recognizes the potential therapeutic promise of CB2 activation in such diverse disease entities as pain, inflammation, autoimmunity, osteoporosis and atherosclerosis. Our present research focus remains in the development of our compounds in the areas of pain, inflammation and autoimmunity.

Pharmos has also developed a class of compounds identified as tricyclic dextrocannabinoids. Drugs of this class do not bind appreciably to cannabinoid receptors, and mediate their effects by other mechanisms including NMDA antagonism. The Company is concentrating its efforts on the CB2-selective cannabinoids, and is looking to partner additional development efforts on the dextrocannabinoids.

COMPOUNDS IN CLINICAL DEVELOPMENT

Dextofisopam

A non-serotonergic agent currently being evaluated for the treatment of irritable bowel syndrome (IBS), is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Dextofisopam represents a novel, first-in-class opportunity with a positive proof-of-concept study in an arena where there are few compounds with unique approaches or positive efficacy results. By structure, Dextofisopam is a member of the homophthalazine class; Dextofisopam binds to specific receptors in areas of the brain affecting autonomic function, including gastrointestinal (GI) function. Unlike 5-HT3 or 5-HT4 IBS therapies currently available, both with significant safety concerns, Dextofisopam novel non-serotonergic, brain-gut mechanism offers a unique and innovative approach to IBS treatment.

A double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study has been completed with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo suggesting that Dextofisopam has the potential to become a novel firstline treatment for IBS. The design of a larger, Phase 2b, dose-ranging study was discussed at a 2005 meeting with FDA, and Pharmos initiated a Phase 2b trial in February 2007.

An extensive patent estate is in place with Dextofisopam. This consists of an issued composition-of-matter patent, an issued method-of-use patent, and numerous additional pending patent applications in both the United States (including use of Dextofisopam for inflammatory disorders and immunomodulation) and foreign counterparts.

CB2-selective cannabinoids

Pharmos’ novel CB2-selective cannabinoids are synthetic compounds which belong to the class of nonclassical cannabinoids. Compounds in this class have been demonstrated to possess immunomodulatory and analgesic activities. Importantly, the CB2-selective cannabinoids display fewer of the undesired psychotropic and cardiovascular side-effects seen with some natural cannabinoids because they bind with high affinity to the peripheral cannabinoid type two (CB2) receptor and with lower affinity to the cannabinoid type one (CB1) receptor, located in the central nervous system. In contrast to CB1 receptors, CB2 receptors are expressed mainly outside of the central nervous system, on immune and inflammatory cells, including mast cells that are thought to play a role in triggering pain. CB2 activation also inhibits the release of pro-nociceptive peptide from the periphery which may prevent activation of primary afferent neurons. CB2 activation also modulates T-cell activity, skewing the T-helper cell type 1 (Th1) responses to the T-helper cell type 2 (Th2) activity. Most autoimmune diseases and models of autoimmunity in which susceptibility is associated with the expression of specific MHC class II allotypes appear to be of the Th1 type. Thus considerable emphasis has been placed on developing means of altering the course of the autoimmune Th1 response to become that of a Th2 response, with the goal of downregulating the autoimmune pathogenesis

As noted earlier, (SEE: DRUG DISCOVERY APPROACH), several candidates from Pharmos’ CB2-selective cannabinoid library have demonstrated promise in animal models for autoimmune inflammatory disorders, such as multiple sclerosis and rheumatoid arthritis. These compounds have also demonstrated efficacy in animal models of neuropathic, inflammatory and chronic nociceptive pain. In selected preclinical models, these compounds have demonstrated analgesic activity equivalent to morphine but without the unwanted opioid side effects such as sedation and respiratory depression. The anti-inflammatory activity of these compounds in selected models is equivalent or superior to that afforded by non-steroidal anti-inflammatory drugs (NSAIDs). Cannabinor, the lead compound from this library, demonstrates an optimized combination of CB2 specificity and analgesic and anti-inflammatory potency. Cannabinor has been found to be pharmacologically active in chronic, inflammatory, visceral and neuropathic pain models in rodents. In animal model experiments, the drug candidate was as potent as morphine in blocking noxious pain in the inflammatory pain in the carrageenan-induced paw edema model, and neuropathic pain in the Bennett & Xie model. Cannabinor also was effective in blocking acetic-acid induced visceral pain. The analgesic efficacy of Cannabinor was also demonstrated in large animals by a post-surgical pain model in pigs. Administration of the CB2 antagonist and not the CB1 antagonist prior to the administration of Cannabinor reversed the analgesic effect of Cannabinor. These findings suggest that the analgesic mechanism of Cannabinor is most likely mediated by CB2 receptor activity. Importantly, Cannabinor was effective in blocking inflammatory pain when administered orally.

One of the selection criteria for advancing this lead compound into clinical development is water solubility; Cannabinor is water soluble, increasing the likelihood that oral administration will be possible. A Phase I safety trial with the Oral formulation is planned in 2007 for chronic administration in anticipation of further trials in neuropathic pain. In the 2006, the Company initiated two Phase IIa trials for different types of pain, including a model of nociceptive pain (third molar extraction) and a model of neuropathic pain (experimentally-induced capsaicin model). In December 2006, the Company announced the completion of preclinical toxicology and safety pharmacology studies of an oral formulation of Cannabinor required prior to initiation of human studies. Pharmos recently issued a press release about the preliminary results of an exploratory study of a single intravenous (iv) administration of Cannabinor on capsaicin-induced pain in healthy normal volunteers. Subsequent analysis of the data showed iv Cannabinor to be generally safe and well tolerated. Evaluation of Cannabinor’s cardiovascular profile using digital ECG holter monitors revealed no changes in QTc interval. Despite not meeting the study’s primary end point, a post hoc analysis of secondary end points demonstrated evidence of a systemic analgesic effect of iv Cannabinor. The Company expects to complete its separate, ongoing Phase IIa clinical trail of Cannabinor as a treatment for nociceptive pain in the second quarter of 2007 and to conduct a Phase I safety trial with the Oral formulation in 2007 for chronic administration.

Potential pharmaceutical markets for Pharmos’ CB2-selective cannabinoids

The development of novel CB2-selective disease–modifying agents (DMA) that combine anti-inflammatory, immunomodulatory and analgesics properties for the treatment of inflammatory/autoimmune diseases is a major goal of Pharmos’ research and discovery activity. Inflammation and immunodysregulation play a pivotal role in a majority of chronic and debilitating autoimmune diseases such as rheumatoid arthritis (RA), inflammatory bowel disease (IBD) and multiple sclerosis (MS). Treatment and healthcare costs associated with these diseases have been estimated to exceed $500 billion annually. Recent products introduced in this market have been limited due to lack of efficacy and/or severe side effect profile.

In preclinical models, Pharmos’ novel CB2-selective cannabinoids have also demonstrated anti-inflammatory and analgesic properties, suggesting that they may be useful in the treatment of nociceptive, visceral and neuropathic pain.

The analgesic market where unmet medical needs remain can be categorized into five major syndromes: cancer pain, back pain, HIV pain, neuropathies, and arthritic/osteoarthritic pain. The incidence and prevalence of the major pain syndromes continues to increase with an estimated patient potential in 2009 of over 368 million. In 2000, the global market for analgesics was about $16 billion. Global analgesic sales increased to more than $22 billion for 2002 and are predicted to increase to $30 billion by 2009. In the US, spending for drugs to treat neuropathic pain is anticipated to exceed $1 billion by 2009. At present, there is no specific or satisfactory analgesic for neuropathic pain. Opioids and NSAIDs are only marginally effective in a minority of patients. Pfizer’s Lyrica® (pregabalin) was recently FDA-approved for the treatment of various forms of neuropathic pain, In controlled clinical trials, however, only 35% of patients with neuropathic pain had a 50% reduction in pain score, and the most common side effects of Lyrica® included dizziness, somnolence, dry mouth, peripheral edema, blurred vision, weight gain and difficulty with concentration/attention. Lyrica® is also designated as a controlled substance by the FDA. In the first year after launch, the drug generated $291 million in sales, with an additional $639 million in sales for Neurontin® (gabapentin), a closely-related drug widely used for the treatment of neuropathic pain. Neuropathic pain occurs most commonly in diabetes, cancer, multiple sclerosis, stroke, amyotrophic lateral sclerosis, HIV, trigeminal and post-herpetic neuralgia, and after trauma (traumatic neuralgia, phantom limb surgery). The main symptoms are spontaneous (i.e. not triggered by noxious stimuli), severe shooting pains, hyperalgesia and allodynia (painful sensations evoked by light touch or small changes in temperature that do not normally elicit pain).

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

Potential pharmaceutical market for Dextofisopam

The development of Dextofisopam for the treatment of Irritable Bowel Syndrome (IBS) is a major goal of Pharmos’ development activity. Annual direct medical costs associated with IBS has been estimated at $8 billion annually in the U.S. It has been estimated that indirect costs for IBS in the U.S. exceed $20 billion. The few recent products introduced in this market have been limited by poor side effect profiles.

Irritable Bowel Syndrome: Disease Description and Diagnosis

Irritable bowel syndrome is defined by a constellation of symptoms that includes abdominal pain or discomfort and is accompanied by diarrhea, constipation, or an alternation between the two. IBS is classified as a functional disorder; it is diagnosed by symptom-based criteria following exclusion of organic diseases that may produce abdominal pain and altered bowel function.

Although the etiology of IBS is not completely understood, five factors have been proposed as playing a role in the development of IBS:

1.	Psychosocial factors

	a.	impact of stress on motor function of the GI tract

	b.	approximately 60% of patients seen at referral centers have psychiatric symptoms.

2.	Visceral hypersensitivity - lower threshold for abdominal pain

3.	Altered bowel motility - abnormal motility of the small intestine

4.	Infection and inflammation

5.	Autonomic nervous system dysfunction

	a.	studies show that IBS patients have aberrant autonomic nervous system activity

	b.	altering autonomic nervous system activity in volunteers produces symptoms of IBS.

This perspective on the pathophysiology of IBS suggests that a drug that improves altered bowel motility, decreases visceral hypersensitivity, reduces stress-related impact on GI function, normalizes autonomic dysfunction, and possesses anti-inflammatory properties may provide a superior, broad-spectrum approach to the treatment of IBS. In preclinical studies, dextofisopam exhibits all of these properties.

The diagnostic criteria for IBS have evolved over the years. Today, diagnosis for clinical trials and regulatory purposes is defined by the Rome III Criteria. Diagnosis is based on the patient having recurrent abdominal pain or discomfort for at least 6 months, and on at least 3 days/month over the past 3 months, associated with at least two of the following three features:

1.	Improvement with defecation

2.	Onset associated with a change in frequency of stool

3.	Onset associated with a change in form (appearance) of stool

Based on the clustering of symptoms, IBS patients are usually categorized as either “diarrhea-predominant,” “constipation-predominant,” or “alternating” (also termed “mixed”). For a diagnosis of IBS, specific “red flag” symptoms are usually excluded. These “red flag” symptoms may indicate the presence of organic disease, such as colon cancer (especially if onset is rapid or occurs over the age of 40), ulcerative colitis (rectal bleeding), or Crohn’s disease (weight loss, fever). For the diagnosis of IBS to be made, normal results must have been obtained for blood and stool tests, x-rays, endoscopy, and biopsies.

While not a life-threatening disease, IBS can have a large negative impact on the quality of life of patients. Even mild cases can be life-altering, and severe cases are often debilitating, with the frequency and severity of episodes seriously affecting work, school, and social schedules.

IBS is a leading cause of physician visits, accounting for approximately 3,000,000 visits annually in the U.S., representing 4% of all visits to office-based physicians and 49% of visits to office-based gastroenterologists. The need to eliminate other possible diagnoses (colon cancer, inflammatory bowel disease, other GI diseases) necessitates expensive in-office procedures. As noted earlier, the annual direct medical costs for IBS in the U.S. have been estimated at $8 billion.

Prevalence of IBS

IBS is a very common disorder, with studies indicating prevalence in the range of 6-15% for North America, Europe, and Japan. Based on a prevalence rate of 12.5%, approximately 36 million individuals in the United States meet diagnostic criteria for IBS. Prevalence rates are similar in the major European markets (France, Germany, Italy, Spain, and the United Kingdom). While prevalence rates for other countries are not well established, published studies support the existence and recognition of IBS throughout the world, including China and India.

The prevalence of IBS varies with gender and age. Higher prevalence rates are consistently reported for women than men (two to three times greater). While IBS is observed in all age groups, including pediatric and geriatric populations, it is more common in the age range of 20 to 60 years for both genders

Current Market

Even with the recent introduction of two new therapies - Lotronex® (alosetron), a5-HT3 antagonist, and Zelnorm® (tegaserod), a 5-HT4 partial agonist - the IBS market is still largely served by older products, with questionable efficacy and poor tolerability. These older products include antispasmodics, laxatives, and antidiarrheal agents. While antispasmodics at high doses may provide relief of specific symptoms, these drugs are poorly tolerated at those doses. The estimated sales of IBS drugs in the U.S. market totaled $353.7 M in 2003.

Lotronex® was introduced into the U.S. IBS market in March 2000, and was withdrawn from the market in November 2000 owing to safety issues. Lotronex® was subsequently reintroduced in 2003 with a restricted marketing program (Physician Prescribing Program). The utility of Lotronex® is severely hampered both by its narrow indication (only for women with severe diarrhea-predominant IBS who have failed to respond to conventional therapy) and a major safety issue (the risk of potentially fatal ischemic colitis). Since its reintroduction, Lotronex® has had minimal prescription volume.

Zelnorm® was introduced into the U.S. IBS market in July 2002 for short-term use in women with constipation-predominant IBS. In April 2004, a precautionary statement was added to Zelnorm® labeling regarding post-marketing cases of ischemic colitis and a warning for severe diarrhea. Despite these changes to the package insert, the strong marketing and educational efforts supporting Zelnorm® appear to have increased awareness and expanded utilization. Zelnorm® achieved U.S. sales of $26 M in 2002, $132 M in 2003, $249 M in 2004, $357 M in 2005, and $488 M in 2006, with 2006 worldwide sales of $561 M. Sales over the next few years are projected to grow markedly. Zelnorm® is currently approved in 30 countries, though not yet in major EU markets or in Japan.

Market Potential (United States and Rest of World)

The market potential for IBS is very large. IBS is a prevalent disorder for which there are currently no safe and broadly effective treatments. Investment research analysts project a U.S. market worth $2.5 B by 2009. Market research reports project that the current full worldwide (WW) market potential for IBS therapies could be as high as $15 B (over $6 B in the United States alone). Based on its current clinical profile, it may have the potential to capture a significant portion of the IBS market.

Despite recent advances in treatment, there remains a need for more efficacious drugs for MS and especially for primary progressive MS, the most aggressive form of the disease. Tysabri® (natalizumab) was recently introduced by Biogen-Idec as a potential advance in the treatment of MS; however, cases of a neurological disease called progressive multifocal leukoencephalopathy (PML) were reported in users of natalizumab. The disease is most likely caused by a virus, and is associated with being immunocompromised. The drug was withdrawn from the market. Prior to market withdrawal, estimates of sales of up to $3 billion were projected. Tysabri® has subsequently re-entered into the market, but is only available through a special distribution program.

NanoEmulsion Drug Delivery System

Topical application of drugs directly to pathological sites offers potential advantages over systemic delivery by producing high drug concentration in the affected tissue while avoiding unwanted side-effects due to high systemic drug levels. Topical preparations of NSAIDs are commonly used as analgesics and anti-inflammatory agents to treat various disorders such as arthropathies and myalgias. Many topical formulations employ chemical penetration enhancers to improve dermal penetration of drugs. Chemical enhancers, which are usually organic solvents, may cause skin irritation and sensitization. Pharmos invented and owns a family of patents covering novel NanoEmulsion formulations as vehicles for lipophilic drugs. NanoEmulsions are solvent-free, injection-free topical vehicles based on drug entrapment in oil-in-water nanoemulsion droplets. Such vehicles allow for high loading of water-insoluble drugs and offer enhanced skin penetration over competing technologies. A topical application of the nanotechnology has already demonstrated excellent targeted delivery of lipophilic drugs to muscle and joints in animal models, and has undergone two Phase I testing in humans, demonstrating excellent local safety and tolerability with low systemic exposure. Pharmos has formulated several NSAIDs into this platform technology, and plans to initiate a PIIa clinical study in 2007 in Osteoarthritis patients. This platform technology also offers the potential for topical delivery of a wide variety of water-insoluble compounds in addition to NSAIDs, and the possibility of incorporating other drug candidates into the delivery system continue to be evaluated, either for internal development or for out-licensing.

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

We know of a number of programs in various stages that compete in the area of IBS.

Dextofisopam is currently targeted for the treatment of diarrhea-predominant IBS and/or alternating-type IBS. To the best of our knowledge, there are no competing compounds in development specifically for the treatment of alternating-type IBS. Several compounds are reported to be in development for the potential treatment of diarrhea-predominant IBS. These include DDP-225, a mixed 5-HT3 antagonist/norepinephrine reuptake blocker, reportedly in Phase 2 (Dynogen); rifaximin, an antibiotic marketed for the treatment of traveler’s diarrhea (Salix); arverapamil, a compound with 5-HT3 antagonist and calcium channel blocking properties, reportedly in Phase 2 (AGI); and TRN-002, a chloride channel blocker reportedly in Phase 2 (Trine). Several other compounds are reported to be in development for the treatment of IBS, however, it is not clear if these compounds are intended for a specific type of IBS, e.g., diarrhea-predominant, constipation-predominant, or alternating-type IBS. Such compounds include a glucagon-like peptide-1 agonist (Gastrotech) and asimadoline, a kappa opiate agonist (Tioga), both reportedly in Phase 2. Several other compounds are reported to be in development for the treatment of constipation-predominant IBS. While such compounds may not directly compete with dextofisopam, it is possible that they may eventually be developed for diarrhea-predominant or alternating-type IBS, or that dextofisopam may eventually be developed for constipation-predominant IBS.

Such compounds include DDP-733, a 5-HT3 partial agonist reportedly in Phase 2 (Dynogen) and MD-1100, a guanylate cyclase C agonist reportedly in Phase 2 (Microbia).

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

At the time of the sale in 2001, Pharmos received gross proceeds of approximately $25 million in cash in 2001. During January 2005, an amended agreement was signed in regard to Zylet® and Pharmos received additional gross proceeds of approximately $12.2 million from Bausch & Lomb. Additionally, the Company may have received a milestone payment of up to $10 million if actual sales during the first two years following Bausch & Lomb’s commercialization were exceeding agreed-upon forecasted amounts. The Company is not expecting to receive further proceeds from Bausch & Lomb due to this sale. Pharmos agreed to pay up to $3.75 million of the costs of developing Zylet®, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, another $1.57 million was paid to Bausch & Lomb. Pharmos paid the remaining balance of $1.56 million as its share of these research and development related Zylet® expenses in January 2005. Pharmos has no further obligation for payments to Bausch & Lomb.

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

Neuroprotective Agents. Pharmos has licensed from the Hebrew University of Jerusalem, which is the academic affiliation of the inventor, Dr. Raphael Mechoulam, patents covering new cannabinoid compounds that have demonstrated beneficial activity which may prevent damage or death to nerve cells resulting from various diseases and disorders of the nervous system while appearing to be devoid of most of the deleterious side effects usually associated with this class of compounds. Several patents have been designed to protect this family of compounds and their uses devised by inventors at Pharmos and the inventors at the Hebrew University. The earliest patent applications resulted in patents issued in 1989, and the most recent patents date from 2006. These patents cover dexanabinol, which has been under development for the treatment of post-operative cognitive impairment and other conditions, and new molecules discovered by modifying the chemical structure of dexanabinol.

Anti-inflammatory and Analgesic Agents. Pharmos has also licensed, from the Hebrew University of Jerusalem, patents for inventions of Dr. Mechoulam covering new compounds that have demonstrated beneficial activity, which may be effective in treating not only neurological disorders, but also inflammatory diseases, and most importantly, pain. These compounds are expected to cause less adverse deleterious side effects usually associated with cannabinoids. Several patents have been designed to protect this family of compounds and their uses by inventors at Pharmos and Hebrew University. The earliest patent applications resulted in patents issued in 1995, and the most recent patent dates from 2006.

Emulsion-based Drug Delivery Systems. In the general category of SubMicron Emulsion technology, Pharmos holds a license to one family of patents from the Hebrew University of Jerusalem and has filed ten independent patent families of applications including more than ninety patent applications that are at different stages of prosecution. These patents and patent applications have been devised to protect a group of formulation technologies devised by Pharmos and the inventors as they relate to pharmaceutical and medicinal products. The earliest patent filings for SubMicron Emulsion technology date from 1992 and the most recent are dated from 1996. These patents cover a broad range of new formulations, which improve the absorption of drugs that are poorly soluble in water.

Additional Pharmos assets include dextofisopam (previously known as R-tofisopam) and tianeptine for the treatment of irritable bowel syndrome and VPI-013 (previously known as OPC-14523) for the treatment of neuropathic pain.

Dextofisopam to Treat IBS. Irritable bowel syndrome, or IBS, is a chronic, recurring condition with symptoms that affect up to 15% of American adults, more often women than men. IBS is characterized by multiple symptoms that include bowel dysmotility—diarrhea, constipation, or alternating diarrhea and constipation—and abdominal discomfort. Studies have shown that diarrhea-predominant IBS appears to be the most common subtype. For patients with diarrhea-predominant and alternating-type IBS, there are no recently approved treatments for any but the most severely affected women, and none for men.

Dextofisopam is a novel non-serotonergic agent in development for the treatment of IBS. Dextofisopam is the R-enantiomer of racemic tofisopam. Pharmos holds an issued composition-of-matter patent in the United States on dextofisopam which expires in 2019. Pharmos owns certain counterpart foreign patents and patent applications, as well. Pharmos has filed additional patent applications for the treatment of IBS in the United States, and abroad.

Tianeptine to Treat IBS or Functional Dyspepsia. Tianeptine is a racemic molecule marketed and used outside the United States for the treatment of depression. Pharmos’ patent protection for tianeptine consists of a United States method-of-use patent covering tianeptine and its two enantiomers for the treatment of IBS and non-ulcer dyspepsia. This patent expires in 2023. Additional foreign patents related to this United States patent are pending.

VPI-013 to Treat Neuropathic Pain. Neuropathic pain is caused by a primary lesion or dysfunction in the nervous system. The injury can be to the central nervous system (brain and spinal cord) or the peripheral nervous system (nerves outside the brain and spinal cord). Neuropathic pain is a component of many disorders, including infections, diabetes, and lumbar disc disease. The current therapeutic market for neuropathic pain is underserved, primarily by the off-label use of antidepressants and by the off-label use of anticonvulsants. The anticonvulsant gabapentin (Neurontin®), while not broadly approved for the treatment of neuropathic pain, is widely used off-label for this indication. Treatment with gabapentin is limited by significant side-effect issues, including high rates of dizziness and somnolence.

Pharmos has in-licensed North American and European rights (and rights in select additional countries) to VPI-013 from Otsuka Pharmaceutical Co., Ltd. The VPI-013 patent estate consists of a United States composition-of-matter patent (which expires in 2014), a United States method-of-use patent, and foreign counterparts. The patents are owned by Otsuka and are licensed exclusively to Pharmos in the geographic areas noted above. Pharmos and Otsuka have jointly filed additional patent applications covering the treatment of neuropathic pain.

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

Human Resources

As of December 31, 2006, Pharmos had 54 employees (51 full-time and 3 part-time), including 9 in the U.S. (0 part-time) and 45 in Israel (3 part-time). Of the 54 employees, 15 hold doctorate or medical degrees.

Pharmos’ employees are not covered by a collective bargaining agreement. To date, Pharmos has not experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

Pharmos’ subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for: (1) research and development of dexanabinol; (2) SubMicron Emulsion technology for injection and nutrition; (3) research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes; (4) research and development of CB2, including cannabinor. As of December 31, 2006, the total amounts received under such grants amounted to $17,015,457. Under the terms of the grant agreements, aggregate future royalty payments related to sales of products developed, if any, as a result of the grants are limited to $15,526,517 based on grants received through December 31, 2006. Pharmos will be required to pay royalties to the Chief Scientist ranging from 3% to 5% of product sales, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments per product are limited to the amount of funding received to develop that product and interest. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See “Conditions in Israel.”

Pharmos received funding of $925,780 from the Israel-U.S. Binational Industrial Research and Development Foundation to develop Lotemax® and Zylet®. Bausch & Lomb received approval from the FDA for Zylet® in December 2004. In February 2005, the Company paid the foundation $211,712, which represented the maximum amount the Company owed the foundation.

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

During 2004, the Company signed an agreement with Consortium Magnet to develop a supply of water-soluble products of lipophilic compounds that improve their bioavailability and biopharmaceutical properties. Under such agreement the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. As of December 31, 2006, the Company received grants totaling $546,609 from this program which was completed and closed.

2005 Reverse Stock Split

On May 26, 2005, Pharmos Corporation filed a Certificate of Change with the Nevada Secretary of State which served to effect, as of May 31, 2005, a 1-for-5 reverse split of Pharmos’ common stock. As a result of the reverse stock split, every five shares of Pharmos common stock were combined into one share of common stock; any fractional shares created by the reverse stock split were rounded up to whole shares. The reverse stock split affected all of Pharmos’ common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of Pharmos’ common stock outstanding at that time from 95,137,076 shares to 19,027,809 shares, and the number of authorized shares of common stock was reduced from 150,000,000 shares to 30,000,000 shares. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split. At the Annual Meeting in September 2005, the shareholders voted to increase the number of authorized shares of common stock to 60,000,000 shares.

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

Item 1A. Risk Factors

We are a defendant in class action lawsuits which, if determined adversely, could have a material adverse affect on us.

Several purported class action securities lawsuits have been filed against us. We are defending against these actions vigorously; however, we do not know what the outcome of these proceedings will be and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Furthermore, regardless of the outcome, we may incur significant defense costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our operations and results. In any event, publicity surrounding the lawsuits and/or any outcome unfavorable to us could adversely affect our reputation, profitability and share price. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation.

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

We are at an early stage of development. Our lead product, dextofisopam, has completed Phase 2a testing for irritable bowel syndrome (“IBS”), and we plan a Phase 2b study of dextofisopam for the treatment of IBS in 2007. Our lead CB2-selective receptor agonist candidate, cannabinor, is undergoing Phase 2a testing for the treatment of nociceptive pain. Apart from an ophthalmic product that was sold to Bausch & Lomb Incorporated in October 2001, most of our other potential products are early in the research and development phase, and product revenues may not be realized from the sale of any such products for at least the next several years, if at all. Many of our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing, as well as lengthy regulatory approval. Because of the uncertain nature of the process, we cannot be sure that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any other commercially successful products.

We have a history of operating losses and expect to sustain losses in the future.

We have experienced significant operating losses since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $181 million. We expect to incur operating losses over the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our ability to generate revenues and achieve profitability depends in part upon our ability, alone or with others, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products.

We may not be able to obtain financing in the future.

As of December 31, 2006, we had an accumulated deficit of approximately $181 million. The development of our technology and potential products will require a commitment of substantial funds to conduct the costly and time-consuming research necessary to develop and optimize our technology, and ultimately, to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors, including:

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

We believe that our cash and cash equivalents and short term investments as of December 31, 2006, combined with research and development grants and investment income should be sufficient to fund our continuing operations beyond December 31, 2007.

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

Our proprietary compounds in development require substantial clinical trials and FDA review as new drugs. Even if we successfully enroll patients in our clinical trials, patients may not respond to our potential drug products. We think it is prudent to expect setbacks and possible product failures. Failure to comply with the regulations applicable to such testing may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, or any comparable regulatory agency in another country, may suspend clinical trials at any time if it concludes that the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies or the data derived there from may be unsuitable for submission to the FDA or other regulatory agencies.

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

Our technologies are subject to a license and termination of the license would seriously harm our business.

We are the licensee under a license agreement with YISSUM Research Development Company of the Hebrew University of Jerusalem relating to certain neuroprotective agents. Should we default on the obligations to YISSUM, the license could terminate, which would be detrimental to our operations and prospects due to our dependence on this technology as a future source of revenue.

The value of our research could diminish if we cannot protect or enforce our intellectual property rights adequately.

We actively pursue both domestic and foreign patent protection for our proprietary products and technologies. We have filed for patent protection for our technologies in all markets we believe to be important for the development and commercialization of our drug products; however, our patents may not protect us against our competitors. We may have to file suit to protect our patents or to defend our use of our patents against infringement claims brought by others. Because we have limited cash resources, we may not be able to afford to pursue or defend against litigation in order to protect our patent rights. As a result, while we currently have no specific concerns about gaps in our intellectual property portfolio, we recognize that for companies like ours, where intellectual property constitutes a key asset, there is always a risk that a third party could assert a patent infringement claim or commence a patent interference action. Defending against any such claims or actions could be very costly to us, even if they were without merit.

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

The pharmaceutical industry is highly competitive. We compete with a number of pharmaceutical companies that have financial, technical and marketing resources that are significantly greater than ours. Some companies with established positions in the pharmaceutical industry may be better equipped than we are to develop, market and distribute products in the global markets we seek to enter. A significant amount of pharmaceutical research is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology they have developed. They may also market competitive commercial products on their own or through joint ventures and may compete with us in recruiting highly qualified scientific personnel. Further, these institutions may compete with us in recruiting qualified patients for enrollment in their trials.

We are pursuing areas of product development in which there is a potential for extensive technological innovation. Our competitors may succeed in developing products that are more effective than those we develop. Rapid technological change or developments by others may result in our potential products becoming obsolete or non-competitive.

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

As with most other pharmaceutical companies, our research and development involves the controlled use of hazardous materials. Our laboratories store and/or produce carbon monoxide, nitric acid and ammonia. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply in all material respects with the standards prescribed by government regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any resulting damages which may or may not be covered by insurance.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, Israel has in the past been the subject of an economic boycott, as have companies doing business with Israel. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, there has been an increase in the unrest and terrorist activity that began in September 2000 and has continued with varying levels of severity into 2007. We do not believe that the political and security situation has had any material negative impact on our business to date; however, the situation is volatile, and we cannot be sure that security and political conditions will have no such effect in the future.

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

The price of our Common Stock may experience volatility

The trading price of our Common Stock could be subject to wide fluctuations in response to variations in our quarterly operating results, the failure of trial results, the failure to bring products to market, conditions in the industry, and the outlook for the industry as a whole or general market or economic conditions. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of the specific companies. Such market fluctuations could have a material adverse effect on the market price for our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Pharmos is headquartered in Iselin, New Jersey, where it leases its executive offices and maintains clinical, regulatory and business development staff. The New Jersey lease expires in 2009. Pharmos also leases facilities used in the operation of its research, development, pilot manufacturing and administrative activities in Rehovot, Israel. The facility in Rehovot has been improved to meet the special requirements necessary for the operation of Pharmos’ research and development activities. In the opinion of the management, these facilities are sufficient to meet the current and anticipated future requirements of Pharmos. In addition, management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities. The monthly lease obligations for our office space in 2006 are $26,559 for Iselin, New Jersey and $27,650 for Rehovot, Israel. The approximate square footage for Iselin, New Jersey and Rehovot, Israel are 10,403 and 21,600, respectively. A portion of the NJ offices are subleased; the net monthly lease obligations and approximate square footage are $11,258 and 4,445 square feet, respectively.

In February 2007 Pharmos Ltd. signed a new four-year lease for its Rehovot facilities. There are two early termination dates on January 31, 2008 and January 31, 2009 with no penalty to Pharmos if the company elects to notify an early termination 150 days prior to one of the early termination dates.

Item 3. Legal Proceedings

The Company and certain current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 there under. The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements regarding the effectiveness of dexanabinol in treating TBI which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. These class actions have been consolidated by order of the Court and lead plaintiffs and lead plaintiffs’ counsel have been appointed. An amended complaint was filed in September 2005.

Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability, financial condition, cash flows and share price could be adversely affected.

In addition, two purported shareholders of Pharmos common stock commenced derivative actions in 2005 against our directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and was consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The second was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. An amended complaint in the state court case was filed in November 2005. An agreement was subsequently reached to settle both of the derivative cases. The settlement provides for the adoption by the Company of certain changes to its corporate governance charters and Board of Directors committee documents and for the payment by the Company’s insurer of attorneys’ fees and expenses to plaintiffs’ counsel not to exceed $265,000. The settlement was approved by the federal court on February 8, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

At the Pharmos Annual Meeting of Stockholders held on October 25, 2006, our stockholders elected the following persons as Class III Directors to serve until the 2009 annual meeting of stockholders and until their successors are duly elected and qualified: Haim Aviv, Ph.D, Mony Ben Dor and Abraham Sartani, MD. The results of the voting were as follows:

	VOTES FOR	VOTES WITHHELD

Haim Avi, Ph.D	14,254,713	805,070

Mony Ben Dor	13,994,252	1,065,531

Abraham Sartani, MD	14,029,870	1,029,913

Also at the Annual Meeting, the stockholders approved the issuance of up to 20,000,000 shares of common stock in connection with the proposed acquisition of Vela Pharmaceuticals, Inc., with 4,880,006 votes for approval, 910,651 votes against approval, 81,609 abstentions, and 9,187,516 broker non-votes.

Also at the Annual Meeting, the stockholders approved grating discretionary authority to adjourn the meeting if necessary to solicit additional proxies, with 4,741,103 votes cast for approval, 1,050,736 votes cast against, 80,428 abstentions, and 9,187,515 broker non-votes.

Further, the stockholders ratified the Board’s selection of PricewaterhouseCoopers LLP as Pharmos’s independent registered public accounting firm for the fiscal year ended December 31, 2006, with 14,803,471 votes for ratification, 135,210 votes against ratification, 121,100 abstentions, and zero broker non-votes.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Capital Market under the symbol “PARS.” The following table sets forth the range of high and low sales prices per share for the Common Stock as reported on Nasdaq during the periods indicated.

Year ended December 31, 2006	HIGH	LOW

4th Quarter	$2.22	$1.68
3rd Quarter	2.14	1.55
2nd Quarter	2.70	2.01
1st Quarter	2.93	2.00

Year ended December 31, 2005	HIGH		LOW

4th Quarter	$2.29		$1.94
3rd Quarter	2.63		2.03
2nd Quarter	3.80	*	2.35	*
1st Quarter	7.45	*	3.05	*

*      Adjusted to account for a 1-for-5 reverse stock split effective May 31, 2005.

The high and low sales prices for the Common Stock during the first quarter of 2007 (through March 5, 2007) were $1.88 and $1.36, respectively. The closing price on March 5, 2007 was $1.47.

On March 5, 2007, there were approximately 482 record holders of the Common Stock of the Company and approximately 16,347 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in “street name”.

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

PERFORMANCE GRAPH

The following graph compares the Company’s cumulative stockholder’s return for the five year period ended December 31, 2006 with the cumulative total return of the Nasdaq Equity Market Index and the Nasdaq Pharmaceuticals Index over the same period.

Item 6. Selected Financial Data

	Year Ended December 31,

	2006		2005		2004		2003		2002

Revenues	—		—		—		—		—
Operating expenses	($37,542,519	)(1)	($15,708,888)		($19,880,151)		($16,034,146)		($16,858,414)
Other income (expense), net	1,792,775		12,288,382	(2)	(2,532,390)		(2,679,517)		(426,409)
Loss before income taxes	(35,749,744)		(3,420,506)		(22,412,541)		(18,713,663)		(17,284,823)
Net loss	(35,136,969)		(2,929,872)		(21,967,767)		(18,485,865)		(17,069,600)
Net loss applicable to common shareholders	($35,136,969	)(3)	($2,929,872	)(3)	($21,967,767	)(3)	($18,485,865	)(3)	($17,069,600	)(3)

Net loss per share applicable to common shareholders – basic and diluted	($1.74)		($0.15)		($1.22)		($1.37)		($1.51)

Total assets	$28,393,338		$48,990,772		$57,664,842		$69,622,482		$25,250,146

Long term obligations	$1,388,306		$1,125,551		$1,236,451		$5,772,344		$878,031

Cash dividends declared	—		—		—		—		—

Average shares outstanding - basic and diluted	20,249,714		18,974,175		18,033,358		13,479,435		11,304,008

1.	The Company acquired in-process research and development in the Vela acquisition in October 2006. Vela results are consolidated from October 26, 2006 forward.

2.	Includes a $10.7 million milestone payment received in 2005 related to the sale of the ophthalmic product line in October 2001.

3.	Includes sales of Pharmos NJ Net Operating Loss in 2006, 2005, 2004, 2003 and 2002 of $612,775, $490,634, $444,744, $227,798 and $215,223, respectively.

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

Executive Summary

The results for the year ended December 31, 2006 and 2005 were a net loss of $35.1 million and $2.9 million or a loss per share of $1.74 and $0.15, respectively.

The operating expenses for 2006 were $37.5 million, primarily comprised of $20.6 million for in-process acquired research and development relating to the Vela acquisition, ongoing research and development expenses for $7.5 million and general and administration expenses of $9.1 million.

The year 2006 was one of strategic repositioning of the Company. The Company sought to acquire later stage clinical assets and this was accomplished by the acquisition of Vela Pharmaceuticals which closed on October 25, 2006. In connection with this, the Company expensed $20.6 million for in-process research and development costs.

Research and development efforts in 2006 were conducted out of the Company’s Rehovot facility in Israel. The most significant development efforts were the completion of a Phase I trial and the conduct of two proof of principal Phase IIa trials for its lead candidate for treating pain, Cannabinor. The Company also completed a Phase 1 trial for its NanoEmulsion delivery technology.

During the year the general and administrative expenses were higher than normal due to legal and accounting work related to the acquisition of Vela along with the costs associated with a shareholder proxy contest.

In 2005 the Company received a payment from Bausch and Lomb of $10.7 million which significantly reduced the loss for that year.

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

Equity based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). The Company has elected to expense these awards on a straight line basis over the life of the awards. As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the year ended December 31, 2006 was $939,500 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the year ended December 31, 2006 of $(1.74) is $0.04 more as a result of adopting SFAS 123R.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding other than the acceleration and full vesting of options held by two senior executives who left the Company and two board members who left the board. The financial impact of these modifications has been reflected in our results. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the year ended December 31, 2006, the Company recognized compensation expense of $939,500 for stock options which was recognized in the Consolidated Statement of Operations. As of December 31, 2006, the total compensation costs related to non-vested awards not yet recognized is $1.7 million which will be recognized over the next three and one-half years.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

	Year Ended December 31, 2005	Year Ended December 31, 2004

Net loss as reported	($2,929,872)	($21,967,767)
Add: Stock-based employee compensation expense included in reported net loss	1,171,728	439,540

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,578,359)	(1,705,559)

Pro forma net loss	($6,336,503)	($23,233,786)

Loss per share:
Basic and diluted, as reported	($0.15)	($1.22)
Basic and diluted, pro forma	($0.33)	($1.29)

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

	2005	2004

Risk-free interest rate	3.71-4.45%	2.89-3.69%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	99 -107%	88 -89%

On June 28, 2005, the Company accelerated the vesting of unvested stock options awarded under its stock option plans that had exercise prices greater than $9.00; the closing price was $2.43 on June 28, 2005. Unvested options to purchase approximately 200,000 shares became exercisable as a result of the vesting acceleration. Typically, the Company grants stock options that vest over a four-year period. The purpose of the accelerated vesting was to enable the Company to avoid recognizing, in its consolidated statement of operations, compensation expense associated with these options in future periods, upon adoption of SFAS 123R (Share-Based Payment) in January 2006. The impact of this acceleration resulted in a $2.6 million increase in proforma stock-based compensation expense in 2005.

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

Tax Valuation Allowance

The Company has assessed the likelihood of realizing future taxable income and has determined that a 100% deferred tax valuation allowance is deemed necessary. In the event the Company were to determine that it would be able to realize its deferred tax asset, an adjustment to the deferred tax asset would increase income or decrease the loss in the period such determination is made.

Results of Operations

          Years Ended December 31, 2006 and 2005

The Company recorded no product sales revenue and cost of sales during 2006 and 2005.

Total operating expenses increased by $21,833,631 or 139%, to $37,542,519 in 2006 from $15,708,888 in 2005. In 2006, the Company completed its acquisition of Vela Pharmaceuticals, Inc. which included $20,608,000 of in-process research and development costs. The Vela operations have been integrated into Pharmos and the Company currently operates as one operating segment. From the Vela acquisition, the Company expects to initiate a large Phase 2b study of Dextofisopam for the treatment of IBS in the first half of 2007. During 2006, the Company has completed the Phase I trial and one of two proof-of-principle Phase IIa testing for its lead candidate for treating pain, a CB-2 selective agonist, Cannabinor with the IV formulation and is scheduled to complete the second proof-of-principle Phase IIa testing and for a Phase I testing with the oral formulation during 2007. The Company’s NanoEmulsion delivery technology for topical application of analgesic and anti-inflammatory agents has completed in 2006 the second Phase I trial with Diclofenac cream and is scheduled in 2007 for a Phase IIa clinical trial in Osteoarthritis patients. During 2006, the Company incurred higher professional fees primarily in connection with legal fees related to the proxy contest including the coverage of Lloyd Miller’s legal costs, higher investor relation costs related to the acquisition and proxy preparation, higher costs for the clinical trial activity for Cannabinor and NanoEmulsion and higher salaries costs for severance for a number of executives and the 2006 implementation of the equity based compensation of SFAS 123R.

During 2006, Pharmos completed the Phase I trial and one of two proof-of-principle Phase IIa testing for its lead candidate for treating pain from its proprietary platform of CB2-selective synthetic cannabinoid compounds, Cannabinor with IV formulation as well as the preclinical toxicology and safety pharmacology studies of an oral formulation of Cannabinor. Cannabinor and other platform compounds were designed to reduce the side effects caused by natural cannabinoids. In a number of animal models, these compounds have demonstrated efficacy as analgesics to treat moderate to severe pain, as anti-inflammatory agents, and immunomodulation agents to treat diseases such as multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease. The preliminary results of one of two proof-of-principle Phase IIa testing of Cannabinor in capsaicin-induced pain model of neuropathic pain didn’t meet the primary endpoint defined by analgesic effects compared to placebo, but confirmed safety and tolerability observed in previous studies. The Company expects in 2007 to complete the analysis of the

Cannabinor proof-of-principle Phase IIa testing in capsaicin-induced pain model of neuropathic pain results, to complete the proof-of-principle Phase IIa testing Cannabinor in patients experiencing nociceptive pain from 3rd molar extraction and to conduct a Phase I safety study with the Cannabinor oral formulation.

During 2006, Pharmos completed the second Phase I study with its proprietary NanoEmulsion drug delivery technology in healthy volunteers that confirmed the safety and tolerability as well as the low systemic exposure of a Diclofenac NE topical cream. The Company plans to initiate a Phase IIa clinical trial in Osteoarthritis patients in 2007.

The acquisition of Vela resulted in the Company acquiring three potential drug candidates in various stages of development. The Company is planning to initiate a large scale Phase IIb trial involving approximately 480 patients with Dextofisopam for irritable bowel syndrome (IBS). The second drug acquired through Vela VPI-013 for female sexual dysfunction and neuropathic pain. This drug candidate has completed Phase IIa testing and the Company intends to seek to license this to a partner. The Company also intends to license out the third drug candidate, Tianeptine, also for IBS, which has completed pre-clinical testing. Significant additional clinical testing and related expenses will be needed before these drugs reach the market, if at all. The additional expenses cannot be quantified at this time.

The Company is currently dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since its inception, except for 2001. During 2006, the Company funded the majority of its expenses and other capital requirements with $13 million of common stock issued in conjunction with the Vela acquisition, utilization of cash and short term investments available from external financing in earlier years, income from grants received from the Office of the Chief Scientist of Israel and the sale of NJ Net Operating Losses. At December 31, 2006, the Company has an accumulated deficit of $181 million and expects to continue to incur losses going forward. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company’s product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Research efforts in 2006 have been focused on the identification of new, potentially more potent CB2 agonists, completion of preclinical toxicology and safety pharmacology studies of an oral formulation of Cannabinor, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel. The major increase in year-to-date operating expenses year–over-year reflects the shift from primarily in-house research & development activities in 2005 to preclinical and clinical trials in 2006.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. The Company’s Phase II project is the development of Cannabinor. During 2006, the gross cost of development and review was approximately $2.5 million. Total costs since the Cannabinor project entered Phase II development in 2006 through December 31, 2006 were $2.5 million,

Gross expenses for other research and development projects in early stages of development for the year ended December 31, 2006 and 2005 were $6,477,805 and $ 6,257,498, respectively: 75% in 2006 and 87% in 2005 of the spending was related to cannabinor and other CB2 compounds. Research & development (R&D) gross expenses decreased by $611,472 or 6% from $9,568,293 in 2005 to $8,956,821 in 2006 due to a reduction in clinical activity that was related to Dexanabinol. The Company recorded research and development grants received from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $1,445,513 and $1,406,508 during 2006 and 2005, respectively, which reduced research and development expenses. The increase in grants is directly related to the increase in the underlying eligible activity for the grants for 2006 over 2005. Total research and development expenses, net of grants, decreased by $650,477 or 8% from $8,161,785 in 2005 to $7,511,308 in 2006.

In process acquired research and development costs increased by $20,607,575 from $0 in 2005 to $20,607,575 in 2006. The in process acquired research and development costs were acquired in conjunction with the acquisition of Vela.

General and administrative expenses increased by $1,943,576 or 27%, from $7,165,291 in 2005 to $9,108,867 in 2006. The increase in general and administrative expenses is due to higher compensation, professional fees, and investor relations by $1,086,000, $695,000, and $304,000 respectively, in 2006 compared to 2005. There were also decreases in general and administrative expenses related to lower consultant expenses of $239,000. The increase in compensation is attributed to severance costs, and the cost of stock based compensation awards associated with the adoption of FAS 123R. The higher professional fees in 2006 are attributed to legal fees related to the proxy and the Vela acquisition. The increase in investor relation costs is primarily related to costs associated with the printing and distribution of the proxy.

Depreciation and amortization expenses decreased by $67,043, or 18%, from $381,812 in 2005 to $314,769 in 2006. The decrease is due to fixed assets which have become fully depreciated.

Other income net, decreased by $10,495,607 from income of $12,288,382 in 2005 to income of $1,792,775 in 2006. Income of $10,725,688 was recognized for the net payment received from B&L in the first quarter of 2005. Interest expense decreased by $166,322 from $166,322 in 2005 to $0 in 2006. The decrease in 2005 interest expense is a result of the substantially reduced average outstanding balance and maturity at March 31, 2005 of the September 2003 Convertible Debentures. This debt was fully repaid as of March 31, 2005. Interest income increased by $263,164, or 17%, from $1,514,878 in 2005 to $1,778,042 in 2006 as a result of higher interest rates. During 2006. the Company recorded in other income royalties of $5,177 compared with $24,670 in 2005 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

No tax provision is required at this time since the company is in a tax loss position at year-end December 31, 2006 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset. The Company had an increase in income tax benefit by $122,141 from $490,634 in 2005 to $612,775. The income tax benefit represents funds derived from the sale of Pharmos’ New Jersey State net operating losses.

          Years Ended December 31, 2005 and 2004

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

In December 2004, the Company completed and announced the results of a Phase 3 trial of dexanabinol to treat severe traumatic brain injury (TBI) patients. Dexanabinol did not demonstrate efficacy in the trial, and the program was discontinued. A final report was submitted to the FDA, and a manuscript was published in a peer-reviewed journal for publication. During 2005, the Company responded to the unfavorable TBI results and the termination of the TBI project by reducing its workforce by 20%, rebalancing its personnel to focus on advancing its preclinical programs toward a clinical developmental stage and by reducing costs without jeopardizing its strategic initiatives.

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

No tax provision is required at this time since the company is in a tax loss position at year-end December 31, 2005 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset. The tax benefit in both years represents funds derived from the sale of Pharmos’ New Jersey state net operating losses.

Liquidity and Capital Resources

The Company was not profitable from 2004 through 2006. During 2006, the Company funded the majority of its expenses and other capital requirements with the issuance of 6.5 million shares of common stock valued at $13.0 million and the payment of $6.0 million in cash in conjunction with the Vela acquisition, utilization of cash and short term investments available from external financing in earlier years, income from grants received from the Office of the Chief Scientist of Israel and the sale of NJ Net Operating Losses. At December 31, 2006, the Company had an accumulated deficit of $181 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling of $25.9 million as of December 31, 2006, will be sufficient to support the Company’s continuing operations beyond December 31, 2007.

The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company expects cash expenditures in research and development to increase in 2007 due to the acquisition of Vela in late 2006. Although the Company may receive a future milestone payment from sales of Zylet® in future periods, it may not be sufficient to allow the Company to operate profitably at any time in the foreseeable future. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products.

The following table describes the Company’s liquidity and financial position on December 31, 2006, and on December 31, 2005:

	December 31, 2006	December 31, 2005

Working capital	$24,168,153	$44,763,056

Cash and cash equivalents	$12,757,013	$10,289,127

Short term investments	$13,172,673	$35,748,343

Total cash, cash equivalents and short term investments	$25,929,686	$46,037,470

Current working capital position

As of December 31, 2006, the Company had working capital of $24.2 million consisting of current assets of $26.7 million and current liabilities of $2.5 million. This represents a decrease of $20.6 million from its working capital of $44.8 million on current assets of $47.4 million and current liabilities of $2.6 million as of December 31, 2005.

Current and future liquidity position

Management believes that cash, cash equivalents and short term investments, totaling $25.9 million as of December 31, 2006 will be sufficient to support the Company’s continuing operations beyond December 31, 2007. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

Cash

At December 31, 2006, cash and cash equivalents totaled $12.8 million. At December 31, 2005 cash and cash equivalents totaled $10.3 million. This net increase in cash of $2.5 million was attributable due to the utilization of cash from operating activities offset by the sale of short term investments to meet cash needs. During January 2005, the Company received net proceeds of approximately $9.1 million from Bausch & Lomb for the commercialization of Zylet®. The cash and cash equivalents, in combination with the short term investments, will be used to finance future growth.

The Company has a lease agreement for the premises it occupies in New Jersey. The lease agreement expires in 2009. The lease agreement is secured by a letter of credit of $63,922. This amount is included in restricted cash at December 31, 2006.

In addition, the Company’s subsidiary, Pharmos Ltd., has a lease agreement for the premises it occupies in Israel. The lease agreement expired in November 2006 and was renewed for a four year term in February 2007 and is cancellable after one year. The lease agreement is secured by a letter of guarantee in the amount of $177,016 based on the Israeli consumer price index. A deposit of $82,926 is included in restricted cash at December 31, 2006.

Operating activities

Net cash used in operating activities for 2006 was $19.7 million compared to $12.0 million for 2005. The increase is primarily attributed to the $6 million cash portion of the purchase of Vela and its related in process research and development costs.

Capital expenditures

Our capital expenditures for property, plant and equipment for 2006, 2005 and 2004 totaled approximately $165,000, $137,000 and $310,000 respectively for normal replacements and improvements.

Investing activities

In 2006, the Company purchased short term investments that were typically auction rate securities and investments that mature between 90 days and one year. Short term investments are reinvested upon maturity to the extent that the funds are not needed to meet operating activity cash flow needs. In 2006, the Company received $45.9 million in short term investment proceeds and reinvested $23.3 million in short term investments.

The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. The Company invests in a variety of instruments such as commercial paper, US Government securities and corporate securities with an effective maturity of less than one year. Some of the Company’s investments are in auction-rate securities (ARS) that are held as investments available for sale. Auction rate securities are instruments with long-term underlying maturities, but for which an auction is conducted periodically, as specified, to reset the interest rate and allow investors to buy or sell the instruments. Because auctions generally occur more often than annually, and because the Company holds these instruments in order to meet short-term liquidity needs, the auction rate securities are classified as short-term investments in the Consolidated Balance Sheet. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method. The Consolidated Statement of Cash Flows reflects the gross amount of the purchases of short term investments and the proceeds from maturities of short term securities and sales of auction rate securities.

In 2005, the Company implemented its Investment Policy; cash previously invested in money market accounts has been invested in slightly longer term securities earning higher interest rates. Approximately $41,748,000 was invested in short term investments during 2005 of which $6,000,000 was reinvested in other short term securities.

In January 2005, Pharmos received additional gross proceeds of approximately $12,275,000 from Bausch & Lomb in connection with their successful commercial launch of the Zylet® product and income from the Office of the Chief Scientist of Israel. In January 2005, Pharmos paid approximately $1,549,000 to B&L (included in accounts payable on December 31, 2004) for costs of developing Zylet® and an additional payment of approximately $1,533,000 to the former patent holder of Zylet®. All payments due to B&L have been made.

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

Bausch & Lomb

In October 2001, Bausch & Lomb purchased all rights to the Company’s loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax® and Alrex®, prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including Zylet®, a product that was submitted to the FDA for marketing approval in September 2003. In December 2004, Bausch & Lomb received approval from the FDA of its New Drug Application for Zylet® as an ophthalmic anti-inflammatory/antibiotic combination product. During January 2005, the Company received gross proceeds of approximately $12.2 million from Bausch & Lomb. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. The Company had a passive role as a member of a joint committee overseeing the development of Zylet® and had an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million of the LE-T development cost, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb to Pharmos in October 2001. In July 2003, the Company paid Bausch & Lomb $1.57 million of its liability for the development of Zylet®. As of December 31, 2004, Pharmos owed an additional $1.56 million as its share of these research and development related Zylet® expenses and represents the maximum amount Pharmos owes Bausch & Lomb. Pharmos paid Bausch & Lomb the remaining research and development related expenses in January 2005. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million paid in October 2002) from the proceeds of the sale of Lotemax® and Alrex® in return for his consent to the Company’s assignment of its rights under the license agreement to Bausch & Lomb. During January 2005, the Company paid Dr. Bodor approximately $1.3 million per the agreement with respect to Zylet®. Pharmos owes Dr. Bodor an additional 14.3% of the payment the Company will receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S.

Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million was to be available to fund acquisitions upon the approval of the investors. The convertible debentures were convertible into common stock of the Company at a fixed price of $20.20, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bore an interest rate of 4%, were redeemed in 13 substantially equal monthly increments which began March 31, 2004. The debentures final payments were made in March 2005. Amounts converted into shares of Pharmos common stock would have reduced the monthly redemption amount in inverse order of maturity. The $16.0 million earmarked for acquisition activity was held in escrow until it was repaid. In connection with the financing, the Company also issued 1,102,941 three-year warrants (including 102,941 placement agent warrants) to purchase 1,102,941 shares of common stock at an exercise price of $10.20 per share. The issuance costs related to the convertible debentures of approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants were capitalized and amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $21.0 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company is reporting the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount will accrete over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures are being deferred and amortized to interest expense over the life of the debt. APB 21 also requires the Company to allocate the warrant costs between the convertible debentures and the transaction warrants. The issuance costs allocated to the warrants were recorded as a debit to additional paid in capital. During the first quarter of 2004, one of the investors from the September 2003 Convertible Debentures private placement converted a total of $2 million plus interest. The Company issued 99,532 shares of common stock. As part of the escrow agreement, approximately $1,524,000 of restricted cash was released to the Company. The Company had no outstanding convertible debt at December 31, 2006.

Common Stock Transactions

At the closing of the Vela Pharmaceuticals Inc. acquisition on October 25, 2006, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders. Pharmos also agreed to reimburse Vela for $679,000 of operating expenses from July 1, 2006 through closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of dextofisopam, aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. In the event that such shares or payments are issued or funded in future periods, a determination will then be made as to whether the values are to be written off as in-process research and development and charged to results of operations; any such future charge could be material. None of the conditions requiring issuance of these contingent shares or funding these payments had been met as of December 31, 2006.

On September 6, 2004, the Board of Directors approved, and Pharmos entered into, Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, its then President and Chief Operating Officer. The Company granted retention awards of $300,000 cash and 75,950 restricted stock units to Dr. Aviv and $200,000 cash and 50,633 shares of restricted stock to Dr. Riesenfeld (the “Awards”). Under the agreements, one-half of the Awards vested on December 31, 2005 and the balance were scheduled to vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards were vested on his departure from the Company on April 2, 2006 and the expense of those awards was accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, are being expensed pro rata over the vesting periods.

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

Other

In 2006, 2005, and 2004, the Company sold $7,781,267, $6,413,522, and $3,588,728, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2006, 2005, and 2004 were $612,775, $490,634 and $444,774, respectively and such amounts were recorded as a tax benefit in the consolidated statements of operations. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

Commitments and Long Term Obligations

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Undetermined*

Operating Leases	$1,050,377	$565,178	$485,199	$—	$—	$—
Other long-term liabilities reflected on our balance sheet*	1,320,624	—	—	—	—	1,320,624
Other Commitments**	26,000	26,000	—	—	—	—

Total	$2,397,001	$591,178	$485,199	$—	$—	$1,320,624

*

Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $975,810.

**

Represents cash retention bonus given to the CEO. Approximately $124,000 has been accrued through December 31, 2006. Final payment of $150,000 is due June 2007. This may be accelerated upon the CEO’s retirement

The Company has entered into various employment agreements. The terms of these employment agreements include one-year renewable terms and do not represent long term commitments of the Company.

Management believes that cash, cash equivalents, and short term investments of $25.9 million as of December 31, 2006, will be sufficient to support the Company’s continuing operations beyond December 31, 2007. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets.

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

New accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective in the Company’s first quarter 2007 financial statements. The Company’s adoption of FIN 48 is not expected to have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company is evaluating the impact of adopting SFAS 157.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

Haim Aviv, PhD***	67	Chairman, Chief Executive Officer, Chief Scientist and Director
Alan L. Rubino	52	President, Chief Operating Officer
S. Colin Neill	60	Senior Vice President and Chief Financial Officer, Secretary and Treasurer
David Schlachet **	61	Director
Mony Ben Dor*/**	61	Director
Srinivas Akkaraju, MD, Ph.D	38	Director
Anthony B. Evnin, Ph.D	66	Director
Lloyd Miller III**	52	Director
Elkan R. Gamzu, Ph.D***	64	Director
Charles W. Newhall	61	Director
Abraham Sartani, MD	60	Director

*	Lead Director

**	Members of the Audit Committee

***	Haim Aviv will retire as CEO on March 31, 2007 and be succeeded by Elkan Gamzu

Haim Aviv, Ph.D., is Chairman, Chief Executive Officer, Chief Scientist and a Director of the Company. In 1990, he co-founded Pharmos Corporation, a New York corporation (“Old Pharmos”), which merged into the Company in October 1992 (the “Merger”). Dr. Aviv also served as Chairman, Chief Executive Officer, Chief Scientist and a Director of Old Pharmos prior to the Merger. Dr. Aviv was the co-founder in 1980 of Savient Pharmaceuticals, Inc., a publicly-traded company engaged in the development of products using recombinant DNA, its General Manager and Chief Scientist from 1980 to 1985, and a Director and Senior Scientific Consultant until August 1993. Dr. Aviv was also co-founder of Predix Pharmaceuticals Inc. (Now Epix Pharmaceuticals Inc.) Prior to that time, Dr. Aviv was a professor of molecular biology at the Weizmann Institute of Science. Dr. Aviv is an officer and/or significant stockholder of several privately held Israeli biopharmaceutical and venture capital companies. Dr. Aviv is a member of the Board of Directors of Ben Gurion University at Beer-Sheva, Israel and Yeda Ltd., the commercial arm of the Weizmann Institute, Rehovot, Israel. Dr. Aviv holds a Ph.D. degree from the Weizmann Institute of Science. Dr. Aviv will retire as CEO and Chief Scientist on March 31, 2007, but will remain as Chairman and Director.

Elkan R. Gamzu, Ph.D., a Director of the Company since February 2000, is a consultant to the biotechnology and pharmaceutical industries a Principal of enERGetics Biopharmaceutical Consultancy, LLC, and was a founding partner of the due diligence company BioPharmAnalysis, LLC. From December 1, 2004 until February 24, 2005, Dr. Gamzu was the interim CEO of XTL Biopharmaceuticals, Ltd. Prior to becoming a consultant, Dr. Gamzu held a number of senior executive positions in the biotechnology and pharmaceutical companies, including President and Chief Executive Officer of Cambridge Neuroscience, Inc. from 1994 until 1998. Dr. Gamzu also served as President and Chief Operating Officer and Vice President of Development for Cambridge Neuroscience, Inc. from 1989 to 1994. Previously, Dr. Gamzu held a variety of senior positions with Warner-Lambert and Hoffmann-La Roche, Inc. In 2001 and 2002, Dr. Gamzu was part-time Interim VP, Product Management Leadership for Millennium Pharmaceuticals, Inc. Dr. Gamzu is a member of the Board of Directors of three other biotechnology companies: the privately held biotechnology companies Neurotech S.A. of Paris, France, NeuroHealing Pharmaceuticals Inc. and AviTx Inc., for which he also serves as President. Dr. Gamzu will succeed Dr. Aviv as CEO on March 31, 2007.

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

S. Colin Neill became Senior Vice President, Chief Financial Officer, Secretary, and Treasurer of Pharmos in October 2006. From September 2003 to October 2006, Mr. Neill served as Chief Financial Officer, Treasurer and Secretary of Axonyx Inc., a biopharmaceutical company that develops products and technologies to treat Alzheimer’s disease and other central nervous system disorders, where he played an integral role in the merger between Axonyx and TorreyPines Therapeutics Inc., a privately-held biopharmaceutical company. Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc., a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its successful sale in 2001. Following that sale from April 2001 to September 2003 Mr. Neill served as an independent consultant assisting small start-up and development stage companies in raising capital. Earlier experience was gained as Vice President Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a masters degree in Accounting and Finance from the London School of Economics. He is a Certified Public Accountant in New York State and a Chartered Accountant in Ireland. Mr. Neill serves on the board of OXIS International, Inc.

David Schlachet, a Director of the Company from December 1994, was named Chief Executive Officer in November 2005 of Syneron Medical Ltd, a company that develops, manufactures, and markets aesthetic medical products. As of July 2004, Mr. Schlachet had served as CFO of Syneron Medical Ltd. He had been a managing partner of Biocom, a V.C Fund in the field of Life Science, from April 2000 until December 2004. Prior to that, he served as Chairman of Elite Industries Ltd from July 1997 until June 2000. From January 1996 to June 1997, Mr. Schlachet served as the Vice President of the Strauss Group and Chief Executive Officer of Strauss Holdings Ltd, one of Israel’s largest privately owned food manufacturers. He was Vice President of Finance and Administration at the Weizmann Institute of Science in Rehovot, Israel from 1990 to December 1995, and was responsible for the Institute’s administration and financial activities, including personnel, budget and finance, funding, investments, acquisitions and collaboration with the industrial and business communities. From 1989 to 1990, Mr. Schlachet was President and Chief Executive Officer of YEDA Research and Development Co. Ltd., a marketing and licensing company at the Weizmann Institute of Science. He also serves as a Director of Harel Investment House (Israeli broker, underwriter and asset management firm), Edgar Ltd. (real estate company), Compugen Ltd. and Taya Investment Company Ltd.

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

Srinivas Akkaraju, M.D., Ph.D., a director since October 2006, is a Managing Director of Panorama Capital, LLC, a private equity firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Panorama Capital is advising J.P. Morgan Partners as to its investment in the Company. Prior to August 1, 2006, Dr. Akkaraju was a Partner with J.P. Morgan Partners, LLC which he joined in April 2001. Prior to JPMorgan Partners, LLC, from October 1998 to April 2001, Dr. Akkaraju was in the Business and Corporate Development group at Genentech, Inc. where he served in various capacities, most recently as Senior Manager and project team leader for one of Genentech’s clinical development products. Dr. Akkaraju is currently a member of the Board of Directors of Barrier Therapeutics, Inc., Seattle Genetics, Inc., and several private biotechnology companies. Dr. Akkaraju received his undergraduate degrees in Biochemistry and Computer Science from Rice University and his M.D. and Ph.D. in Immunology from Stanford University.

Anthony B. Evnin, Ph.D., a director since October 2006, is a Managing General Partner of Venrock Associates, a venture capital firm, where he has been a Partner since 1975. He is currently a member of the Board of Directors of Coley Pharmaceutical Group, Inc., Icagen, Inc., Infinity Pharmaceuticals, Inc., Memory Pharmaceuticals Corp., Renovis, Inc., and Sunesis Pharmaceuticals, Inc., as well as being on the Board of Directors of a number of private companies. He was formerly a director of IDEC Pharmaceuticals Corporation, Dianon Systems, Inc., BioSurface Technologies, Inc., Sepracor, Inc., IDEXX Laboratories, Inc., Athena Neurosciences, Inc., Genetics Institute, Inc., SUGEN, Inc., Axys Pharmaceuticals, Inc., Centocor, Inc., Ribozyme Pharmaceuticals, Inc., Triangle Pharmaceuticals, Inc., Caliper Life Sciences, Inc., and Sonic Innovations, Inc. Dr. Evnin received an A.B. in Chemistry from Princeton University and a Ph.D. in Chemistry from the Massachusetts Institute of Technology.

Lloyd I. Miller, III, a director since October 2006, is a registered investment advisor and has been a member of the Chicago Board of Trade since 1978 and a member of the Chicago Stock Exchange since 1996. Mr. Miller is currently a director of Stamps.com, American BankNote Corporation, Synergy Brands Inc. and Aldila, Inc. Mr. Miller previously served on the board of directors of several other companies, including Anacomp, Denny’s Corporation, Vulcan International, Celeritek, Inc., Dynabazaar, Inc. (formerly FairMarket, Inc.) and American Controlled Industries. Mr. Miller’s principal occupation is investing assets held by Mr. Miller on his own behalf and on behalf of his family. Mr. Miller graduated from Brown University in 1977 with a Bachelor’s Degree.

Charles W. Newhall, III, a director since October 2006, co-founded New Enterprise Associates (“NEA”) in 1978 and has been a General Partner of the firm since its inception. While with NEA, his investment activities have focused on healthcare services, healthcare information services and biopharmaceutical companies. Prior to co-founding NEA, Mr. Newhall was a Vice President with T. Rowe Price Associates and Vice President of its New Horizons Fund. His board memberships include Vitae Pharmaceuticals, Inc., ElderHealth, Inc., Hospital Partners of America, Inc., Sensors for Medicine & Science, Inc., TargetRx, Inc., and Trine Pharmaceuticals, Inc.. Mr. Newhall is also a founder of the Mid-Atlantic Venture Association. He received his M.B.A. from the Harvard University Graduate School of Business and his B.A. in English Literature with honors from the University of Pennsylvania.

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

Members of the Board bring to the Company a wide range of experience, knowledge and judgment. The governance structure in the Company is designed to be a working structure for principled actions, effective decision-making and appropriate monitoring of both compliance and performance. The key practices and procedures of the Board are outlined in the Company’s Code of Ethics and Business Conduct, which is available on the Company’s website at www.pharmoscorp.com. Click “Investors,” and then “Corporate Governance.”

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

Board Committees

The Board has a standing Compensation Committee, Governance and Nominating Committee, Audit Committee and Science & Technology Committee.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company’s executive officers, including the Chief Executive Officer, and for administering the Company’s stock option plans. Members of the Compensation Committee are Messrs. Ben Dor, Gamzu and Evnin.

The Governance and Nominating Committee, created by the Board in February 2004, assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess Board effectiveness and helps develop and implement the Company’s corporate governance guidelines. Members of the Governance and Nominating Committee are Messrs. Miller, Ben Dor, and Evnin.

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent registered public accounting firm and evaluating the Company’s accounting policies and its system of internal controls. Consistent with the Nasdaq audit committee structure and membership requirements, the Audit Committee is comprised of three members: Messrs. Schlachet, Miller and Ben Dor, all of whom are independent directors. While more than one member of the Company’s Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K, Mr. David Schlachet, the Committee chairperson, is the designated audit committee financial expert. Mr. Schlachet is considered “independent” under applicable Nasdaq rules.

The Clinical Development and Science Committee was formed in June, 2005 and assists the Board of Directors by reviewing and evaluating the Company’s clinical programs and research and development efforts. Members of the Clinical Development and Science Committee are Messrs. Gamzu, Akkaraju, and Sartani.

The Audit Committee, Compensation Committee, Governance and Nominating Committee, and Clinical Development and Science Committee each operate under written charters adopted by the Board. These charters are available on the Company’s website at www.pharmoscorp.com. Click “Investors,” and then “Corporate Governance.”

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Ethics and Business Conduct that is applicable to all employees and specifically applicable to our chief executive officer, president, chief financial officer and controllers. The Code of Ethics and Business Conduct is available on the Company’s website at www.pharmoscorp.com. Click “Investors,” and then “Corporate Governance.” We intend to disclose any changes in or waivers from our Code of Ethics and Business Conduct by filing a Form 8-K or by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2006, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

General Executive Compensation Policy

The Compensation and Stock Option Committee of the Board of Directors establishes the general compensation policies of the Company, the compensation plans and specific compensation levels for executive officers, and administers the Company’s 2001 Employee Stock Purchase Plan, as well as the 2000, 1997 and 1992 Incentive and Non-Qualified Stock Option Plans. The Compensation and Stock Option Committee is composed of three independent, non-employee Directors who have no interlocking relationships as defined by the Securities and Exchange Commission.

The Compensation and Stock Option Committee, being responsible for overseeing and approving executive compensation and grants of stock options, is in a position to appropriately balance the current cash compensation considerations with the longer-range incentive-oriented growth outlook associated with stock options. The main objectives of the Company’s compensation structure include rewarding individuals for their respective contributions to the Company’s performance, establishing executive officers with a stake in the long-term success of the Company and providing compensation policies that will attract and retain qualified executive personnel.

The Compensation and Stock Option Committee uses no set formulas and may accord different weight to different factors for each executive. The Committee looks toward the progress of the Company’s research and development programs and its clinical programs, its ability to gain support for those programs, either internally or externally, its ability to attract, motivate and retain talented employees and its ability to secure capital sufficient for its product development to achieve rapid and effective commercialization as may be practicable.

The Compensation and Stock Option Committee believes that the chief executive officer’s compensation should be heavily influenced by Company performance. Although Dr. Aviv’s existing agreement with the Company (see “Employment Contracts”) provides for a base level of compensation, the Committee determines the appropriate level of bonuses and increases, if any, based in large part on Company performance. The Committee also considers the salaries of CEOs of comparably-sized companies and their performance. Stock options are granted to the CEO, as to other executives, primarily based on the executive’s ability to influence the Company’s long-term growth.

The Compensation and Stock Option Committee has adopted similar policies with respect to compensation of other officers of the Company. The Committee establishes base salaries that are within the range of salaries for persons holding positions of similar responsibility at other companies. In addition, the Committee considers factors such as relative Company performance, the executive’s past performance and future potential in establishing the base salaries of executive officers.

As with the CEO, the number of options granted to the other officers is determined by the subjective evaluation of the executive’s ability to influence the Company’s long-term growth. All options are granted at no less than the current market price. Since the value of an option bears a direct relationship to the Company’s stock price, it is an effective incentive for managers to create value for shareholders. The Committee therefore views stock options as an important component of its long-term, performance-based compensation philosophy.

Executive Officers’ Compensation Paid in 2006

Cash Compensation. During 2005, the Company redirected its efforts to drug discovery activities, to the development of early stage drug candidates and to business development activities involving potential strategic alliances, product acquisitions and mergers and acquisitions. As a result, the Company significantly reduced its operating expenses in 2005. Consistent with this retrenchment and refocusing of efforts, and following the unfavorable clinical trial results in December 2004 for dexanabinol which was tested as an agent to treat severe traumatic brain injury, the Compensation and Stock Option Committee determined in January 2006 not to award any cash bonus to the Company’s Chief Executive Officer, Dr. Haim Aviv, for 2005 performance. However, the Committee increased his annual base compensation, effective January 1, 2006, from $308,497 for 2005 to $322,396 for 2006.

Under the terms of his employment contract, Alan Rubino, the Company’s President and Chief Operating Officer, received a cash bonus of $12,500 in January 2006 for his performance in 2005, and base compensation for 2006 of $315,000.

James Meer, the Company’s former Chief Financial Officer, received a cash bonus of $20,000 in January 2006 for his performance in 2005. The Committee also raised Mr. Meer’s annual base rate of compensation by 3%, effective January 1, 2006, from $235,000 for 2005 to $242,050 for 2006. Mr. Meer’s employment contract was not renewed upon its expiration in July 2006, and Mr. Meer continued to serve as Chief Financial Officer until his successor was hired in October 2006. His salary paid from January 1, 2006 through the date of his departure was $205,587. Pursuant to the terms of his employment contract, Mr. Meer received severance-related payments upon his departure totaling $254,291.

The Company did not renew the employment agreement of Dr. Gad Riesenfeld, the former President and Chief Operating Officer, when it expired in April 2006. Under the terms of his employment agreement, this nonrenewal required several payments from the Company including salary, benefits and the vesting of certain stock options and restricted stock. These payments included salary through April 2006 of $62,266, one year’s additional salary of $249,063, plus payments for benefits of $60,756. The total cost of severance for Dr. Riesenfeld was approximately $645,000.

Upon the completion of the acquisition by the Company of Vela Pharmaceuticals in October 2006, the Company’s Board of Directors awarded special cash bonuses to Dr. Aviv of $120,000, to Mr. Rubino of $60,000, and to Mr. Meer of $15,000, in recognition of their performance during the negotiation and consummation of the transaction, including the proxy fight and related settlement.

Pursuant to the terms of his October 2006 employment agreement, S. Colin Neill, the Company’s new Chief Financial Officer, was paid $62,938 in salary from his hire date through December 31, 2006. Mr. Neill also received a sign-on bonus of $20,000 in October 2006.

Stock Options. Seeking to base a significant part of his compensation on future performance, the Committee in January 2006 also awarded Dr. Aviv 325,000 stock options under the Company’s 2000 Stock Plan, with 25% vesting on the first anniversary of the date of grant and the remainder vesting in twelve equal quarterly installments over the next three years, and exercisable at the fair market value of the Company’s Common Stock as of the date of grant. This amount awarded was greater than the number of stock options awarded to him in 2005 and 2004 (190,000 options for each year, as calculated at the time of the awards, currently equal to 38,000 options for each year following the May 2005 one-for-five reverse share split). The size of the award for Dr. Aviv was equal to the initial stock option grant awarded in November 2005 to the Company’s then-new President and Chief Operating Officer, Mr. Rubino. The Committee concluded that Dr. Aviv’s stock option incentive award, designed to reward the Company’s Chief Executive Officer in the event of successful execution of the Company’s revised strategy, should be no less than the award to its President and Chief Operating Officer.

The Committee also awarded 25,000 stock options to James Meer in January 2006 under the Company’s 2000 Stock Plan. Mr. Meer’s options originally had vesting terms identical to those of Dr. Aviv’s. Under the terms of his employment agreement, all of Mr. Meer’s options vested upon the termination of his employment in October 2006.

Upon joining the Company as Chief Financial Officer in October 2006, Mr. Neill was awarded 90,000 stock options under the Company’s 2000 Stock Plan, exercisable at the fair market value of the Company’s Common Stock as of the date of grant, with 30,000 of such options being immediately vested, and the remainder to vest in twelve equal quarterly installments over a three-year period beginning on October 5, 2007.

Bonuses for 2006 and Compensation Determinations for 2007

Cash Compensation. In January, 2007, the Compensation and Stock Option Committee decided, based on his performance in 2006, to award Dr. Aviv a cash bonus of $50,000. For 2006, pursuant to the terms of their respective employment agreements, in January 2007 Mr. Rubino received a cash bonus of $100,000, and Mr. Neill received a cash bonus of $18,750. The Compensation and Stock Option Committee also decided, based on their performance in 2006, to increase each of the base salaries for Dr. Aviv and Mr. Rubino by three percent for 2007. Dr. Aviv’s base salary for 2007 will be $333,640, and Mr. Rubino’s will be $324,450. Pursuant to the terms of his employment agreement, Mr. Neill’s base salary is $265,000.

Stock Options. Seeking to base a significant part of their respective compensation on future performance, the Committee in January 2007 also awarded Dr. Aviv 60,000 stock options, Mr. Rubino 50,000 stock options and Mr. Neill 40,000 stock options, all under the Company’s 2000 Stock Plan, with 25% vesting on the first anniversary of the date of grant and the remainder vesting in twelve equal quarterly installments over the next three years, and exercisable at the fair market value of the Company’s Common Stock as of the date of grant.

March 2007 Chief Executive Officer Transition

On February 26, 2007, the Company announced that Elkan Gamzu, Ph.D., has been appointed by the Board of Directors to become Chief Executive Officer, effective March 31, 2007. Dr. Aviv will retire as Chief Executive Officer and Chief Scientist on that date, but will remain as Chairman of the Board. As part of a brief transition period, Dr. Gamzu’s employment commenced immediately at a base salary of $300,000 per annum and a potential annual bonus of up to 25% of base salary, to be determined annually by the Board based upon the attainment of business, transactional, clinical and stock performance milestones and the recommendation of the Compensation and Stock Option Committee. On February 26, 2007, Dr. Gamzu was granted options to purchase 150,000 shares of Pharmos Common Stock at an exercise price of $1.55 per share (the fair market value of the Company’s Common Stock as of the date of grant), and will be granted options at the conclusion of the transition period to purchase an additional 200,000 shares at an exercise price to be determined. One-fourth of the options will become exercisable on the first anniversary of the date of grant; the remaining options will become exercisable thereafter in twelve equal quarterly increments.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT

The Compensation and Stock Option Committee of Pharmos Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and Stock Option Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION AND
STOCK OPTION COMMITTEE
Mony Ben Dor
Anthony B. Evnin
Elkan R. Gamzu

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer of the Company in 2006 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2006.

Name/Principal Position	Year	Salary		Bonus	Restricted Stock Awards		Option Awards	All Other Compensation		Total Compensation

Haim Aviv, Ph.D. Chairman,	2006	$322,396	(1)	$170,000			$78,379	$34,692	(3)	$605,467
Chief Executive Officer, and	2005	$308,497						$37,412	(3)	$345,909
Chief Scientist	2004	$298,284			$1,200,000	(4)		$333,244	(5)	$1,831,528

Alan L. Rubino	2006	$315,000		$160,000			$136,800	$24,454	(2)	$636,254
President & Chief Operating	2005	$41,761	(6)	$52,500				$1,277	(2)	$95,538
Officer	2004

S. Colin Neill	2006	$62,938	(18)	$38,750			$40,199	$2,800	(17)	$144,687
Senior Vice President,	2005
Chief Financial Officer,	2004
Secretary & Treasurer

Gad Riesenfeld, Ph.D.	2006	$472,085	(13)				$92,875	$143,213	(14)	$708,173
Former President & Chief	2005	$249,063	(7)					$91,726	(8)	$340,789
Operating Officer	2004	$249,063			$800,000	(9)		$284,557	(10)	$1,333,620

James A. Meer	2006	$459,878	(15)	$15,000			$112,400	$36,210	(16)	$623,488
Former Senior Vice	2005	$235,000		$20,000				$13,300	(2)	$268,300
President, Financial Officer,	2004	$110,320	(11)	$50,000				$5,890	(2)	$166,210
Secretary, Treasurer

Robert W. Cook, Former	2006
Executive Vice President,	2005
Chief Financial Officer	2004	$99,244	(12)	$5,250				$1,942	(2)	$106,436

(1)	Consists of compensation paid in the US and Israel.

(2)	Consists of contributions to insurance premiums and/or car allowance and 401k employer contribution for 2006.

(3)

In 2006, consists of deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy for $18,537, $10,782 in insurance premiums and/or car allowance and $5,373 in retirement benefits. In 2005, consists of deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy for $17,125 and $20,287 in insurance premiums and/or car allowance.

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

(5)

Consists of (i) $300,000 awarded to Dr. Aviv pursuant to a Retention Award Agreement dated September 6, 2004 (one-half of the cash award vested and became non-forfeitable on December 31, 2005, and the balance is scheduled to vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions) and (ii) $15,821 in deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy and $17,423 in insurance premiums and/or car allowance.

(6)	Mr. Rubino joined Pharmos Corporation in November 2005.

(7)	Dr. Riesenfeld served as President and Chief Operating Officer through November 2005.

(8)

Consists of housing allowance, contributions to insurance premiums, car allowance and car expense of $75,294 and deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy for $16,432.

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

(10)

Consists of (i) $200,000 awarded to Dr. Riesenfeld pursuant to a Retention Award Agreement dated September 6, 2004 (one-half of the cash award vested and became non-forfeitable on December 31, 2005, and the balance is scheduled to vest and become non-forfeitable on June 30,2007, subject to certain accelerated vesting provisions) and (ii) $15,181 in deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards will vest on his departure from the Company on April 2, 2006 and $69,376 for housing allowances, contributions to insurance premiums, car allowance and car expense.

(11)	Mr. Meer joined Pharmos Corporation in July 2004.

(12)	Mr. Cook resigned from Pharmos Corporation in March 2004.

(13)

Consists of $62,266 in salary plus the following severance related payments: severance $249,063, retention grant $100,000, 401K match $6,600, life insurance $6,231, tax gross up on rent $13,561, Israeli health insurance $10,772, moving expenses $22,209 and other $1,383.

(14)	Consists of payments for the cost of premiums for a split dollar life insurance policy for $136,613 and $6,600in 401k employer contribution.

(15)	Consists of $205,587 in salary plus the following severance related payments: severance $242,050, benefits $1,868, 401K match $6,600 & interest $3,773.

(16)	Consists of regular taxable auto plus a one time payout of $19,081 which includes an insurance policy of $8,500.

(17)	Consists of $662 in 401k employer contribution and $2,138 in automobile allowance.

(18)	Mr. Neill joined Pharmos Corporation in October 2006.

GRANTS OF PLAN-BASED AWARDS IN 2006

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Haim Aviv, PhD (1)	1/25/2006	325,000	$2.15	$542,720

S. Colin Neill (2)	10/5/2006	90,000	$1.75	$120,600

James A. Meer (3)	1/25/2006	25,000	$2.15	$41,750

(1) 81,250 of the options granted to Dr. Aviv vested on January 25, 2007; the remaining 243,750 are scheduled to vest in twelve equal quarterly increments beginning on April 25, 2007.

(2) 30,000 of the options granted to Mr. Neill were immediately exercisable; the remaining 60,000 options are scheduled to vest in twelve equal quarterly increments beginning on October 5, 2007.

(3) Pursuant to the terms of his employment agreement, all of the options granted to Mr. Meer vested upon his departure from the Company in October 2006.

All option grants in 2006 were made under the Company’s 2000 Stock Option Plan. The Company made no equity or non-equity incentive plan awards in 2006.

OPTION EXERCISES AND STOCK VESTED IN 2006

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting($)

Haim Aviv, PhD	—	$—	—		$—
Alan L. Rubino	—	$—	—		$—
S. Colin Neill	—	$—	—		$—
Gad Riesenfeld, PhD	—	$—	25,317	(1)	$141,177
James A. Meer	—	$—	—		$—

(1) Dr. Riesenfeld received an award of 50,633 shares of restricted stock in September 2004, 25,316 shares of which vested in December 2005. The remaining 25,317 shares vested upon his departure from the Company in April 2006.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

	Option Awards						Stock Awards

Name	Number of securities underlyiung unexercised options (#) Exercisable	Number of securities underlyiung unexercised options (#) Unexercisable		Equity Incentive Plan awards: Number of securities underlying unexercsied Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That have not vested ($)

Haim Aviv, PhD							37,975	(1)	$69,874
	0	325,000	(2)	325,000	$2.15	1/24/2016
	16,625	21,375	(3)	38,000	$3.85	2/15/2015
	38,000	0		38,000	$21.20	2/12/2014
	35,156	2,344	(4)	37,500	$5.10	2/18/2013
	30,000	0		30,000	$9.50	3/5/2012
	20,000	0		20,000	$9.38	4/2/2011
	20,001	0		20,001	$20.15	6/6/2010
	13,000	0		13,000	$6.25	4/16/2009
	20,000	0		20,000	$13.91	5/18/2008
	50,000	0		50,000	$7.95	2/12/2007

	242,782	348,719		591,501

Alan Rubino	0	225,000	(5)	225,000	$2.18	11/14/2015
	100,000	0		100,000	$2.18	11/14/2015

	100,000	225,000		325,000

S. Colin Neill	30,000	60,000	(6)	90,000	$1.75	10/5/2016

Gad Riesenfeld, PhD	27,000	0		27,000	$3.85	2/15/2015
	27,000	0		27,000	$21.20	2/12/2014
	14,062	0		14,062	$5.10	2/18/2013
	7,500	0		7,500	$9.50	3/5/2012
	2,500	0		2,500	$9.38	4/2/2011
	12,000	0		12,000	$20.15	6/6/2010
	16,000	0		16,000	$13.91	5/18/2008

	106,062	0		106,062

James A. Meer	25,000	0		25,000	$2.15	1/23/2016
	23,000	0		23,000	$3.85	2/14/2015
	30,000	0		30,000	$17.50	7/11/2014

	78,000	0		78,000

(1) Scheduled to vest on June 30, 2007.

(2) 81,250 of these options vested on January 25, 2007; the remaining options are scheduled to vest in twelve equal increments on a quarterly basis beginning on April 25, 2007.

(3) 2,375 of these options vested on February 15, 2007; the remaining options are scheduled to vest in eight equal increments on a quarterly basis beginning on May 15, 2007.

(4) Vested on February 18, 2007.

(5) 18,750 of these options vested on February 14, 2007; the remaining options are scheduled to vest in eleven equal increments on a quarterly basis beginning on May 14, 2007.

(6) Scheduled to vest in twelve equal increments on a quarterly basis beginning on October 5, 2007.

          The Company made no equity plan incentive awards in 2006.

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

As of December 31, 2006, 708,301 options to purchase shares of the Company’s Common Stock were outstanding under various option plans. During 2006, the Company granted 881 options to purchase shares of its Common Stock to employees, directors and consultants.

A summary of the various established stock option plans is as follows:

1992 Plan. The maximum number of shares of the Company’s Common Stock available for issuance under the 1992 Plan is 150,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate would again be available for options to be issued under the 1992 Plan. As of December 31, 2006, there were no options outstanding to purchase the Company’s Common Stock under this plan. The Company does not plan to issue any additional options from the 1992 Plan.

1997 Plan and 2000 Plan. The 1997 Plan and the 2000 Plan are each administered by a committee appointed by the Board of Directors (the “Compensation Committee”). The Compensation Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations. All stock options grants during 2006 were made from the 2000 Plan. The Company does not plan to issue any additional options from the 1997 Plan.

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

The price at which shares of Common Stock may be purchased upon exercise of an incentive stock option must be at least 100% of the fair market value of Common Stock on the date the option is granted (or at least 110% of fair market value in the case of a person holding more than 10% of the outstanding shares of Common Stock (a “10% Stockholder”).

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

The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. Under the 2001 Plan, for any given calendar year, a participating employee can only be granted Rights to purchase that number of shares which, when multiplied by the exercise price of the Rights, does not exceed more than 10% of the employee’s base pay. To date, the Company has issued 12,560 shares of its common stock under the 2001 Plan. The Company did not issue any shares under the 2001 Plan in 2006.

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

1997 Employees and Directors Warrants Plan

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 206,000 Warrants to purchase 206,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 191,000 were granted at an exercise price of $7.95 per share and 15,000 were granted and an exercise price of $8.30 per share (together, the “1997 Employees Warrants”). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 20,000 Warrants to purchase 20,000 shares of Common Stock were granted to directors of the Company at an exercise price of $7.95 per share (the “1997 Directors Warrants”) on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2007. At December 31, 2006, there were 63,000 1997 Employees Warrants at $7.95, no 1997 Employees Warrants at $8.30 and 500 1997 Directors Warrants at $7.95 outstanding.

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

Employment Contracts

Haim Aviv, Ph.D. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one-year employment/consulting agreement for Dr. Aviv, as Chairman of the Board and Chief Executive Officer of the Company. Dr. Aviv has agreed to devote a majority of his business time to the Company and to Pharmos Ltd. The agreement provides for automatic one year renewals unless either the Company terminates the agreement at least 180 days prior to the scheduled expiration date during the initial one year term (and 90 days for subsequent terms) or Dr. Aviv terminates the agreement at least 60 days in advance of termination. Dr. Aviv’s base compensation for 2005 was $308,497 and for 2006 was $322,396, and is allocated between the Company and is paid in US dollars and Pharmos Ltd which is paid in shekels and may result in exchange rate differences. The Company also agreed to make available for Dr. Aviv’s benefit following his death, termination of employment for disability or retirement at the age of at least 62 an amount equal to the cost of insurance premiums the Company would otherwise have incurred to obtain and maintain a “split-dollar” life insurance policy on his life (approximately $10,000 per year, accruing interest at 8% per year). In addition, the Company agreed to pay, in lieu of contributing to other benefits plans on his behalf, an amount equal to an aggregate of approximately 21% of his base compensation toward the “Management Insurance Scheme” managed by the government of Israel for members of management of Israeli companies.

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

Gad Riesenfeld, Ph.D. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one-year employment agreement for Dr. Riesenfeld, as full-time President and Chief Operating Officer of the Company. Dr. Riesenfeld’s base compensation for 2005 was $249,063. The Company did not renew Dr. Riesenfeld’s employment agreement when it expired in April 2006. Under the terms of his employment agreement, this nonrenewal required several payments from the Company including salary, benefits and the vesting of certain stock options and restricted stock. These payments included salary through April 2006 of $62,266, one year’s additional salary of $249,063, plus payments for benefits of $60,756. In addition, his restricted stock and other stock options vested. The total cost of severance for Dr. Riesenfeld was approximately $645,000.

On September 6, 2004, the Board of Directors approved, and Pharmos entered into, Retention Award Agreements with each of Drs. Aviv and Riesenfeld. The Company granted retention awards of $300,000 cash and 75,950 restricted stock units to Dr. Aviv and $200,000 cash and 50,633 shares of restricted stock to Dr. Riesenfeld (the Awards). Under the agreements, one-half of the Awards vested on December 31, 2005 and the balance were scheduled to vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards vested on his departure from the Company on April 2, 2006 and the expense of those awards was accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The fair value of the restricted stock awards was based on the fair value of the underlying stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million.

Alan L. Rubino. In November 2005, the Compensation and Stock Option Committees of the Board of Directors recommended, and the Board approved, a three-year employment agreement for Mr. Rubino as full time President and Chief Operating Officer of the Company. Mr. Rubino’s base compensation for 2005, effective November 14, was $315,000 and was $315,000 for 2006. Mr. Rubino received a sign-on bonus of $40,000 in November 2005. Mr. Rubino received a performance bonus for 2005 (pro rated) of $12,500 and received a performance bonus for fiscal year 2006 of $160,000 (including a special bonus of $60,000 in recognition of his performance during the negotiation and consummation of the Vela acquisition, including the proxy fight and related settlement). In subsequent years, the bonus is to range from minimum of 25% of base salary to target of 50% of base salary, with no maximum limit, based on milestones and determined by the CEO and Compensation Committee. The other provisions of Mr. Rubino’s employment agreement relating to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv’s employment agreement, as described above, except that Mr. Rubino does not participate in the “Management Insurance Scheme” of Pharmos Ltd. Mr. Neill received a sign-on bonus of $20,000 in October 2006, and a performance bonus for 2006 (pro rated) of $18,750 in January 2007.

S. Colin Neill. In October 2006, the Compensation and Stock Option Committees of the Board of Directors recommended, and the Board approved, a one year employment agreement for Mr. Neill as full time Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Neill’s initial base compensation is $265,000. The other provisions of Mr. Neill’s employment agreement relating to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv’s employment agreement, as described above, except that Mr. Neill does not participate in the “Management Insurance Scheme” of Pharmos Ltd. Mr. Neill received a sign-on bonus of $20,000 in October 2006, and a performance bonus for 2006 (pro rated) of $18,750 in January 2007.

James A. Meer. In July 2004, the Compensation and Stock Option Committees of the Board of Directors recommended, and the Board approved, a one year employment agreement for Mr. Meer as full time Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. In January 2005, Mr. Meer was promoted to Senior Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Meer’s base compensation for 2005 was $235,000. Mr. Meer left the Company in October 2006. His salary paid from January 1, 2006 through the date of his departure was $205,587. Pursuant to the terms of his employment contract, Mr. Meer received severance-related payments upon his departure totaling $254,291.

Compensation of Directors

On January 25, 2006, the Board of Directors of Pharmos and its Compensation and Stock Option Committee approved a change in the compensation arrangements for its independent directors. In lieu of paying fees for each meeting attended, the Board authorized the payment of an annual fee of $30,000 for service on the Board.

Also, in consideration of the additional work they perform for the Company, the Board authorized payment of additional compensation in the amount of $5,000 to each of the Chairmen of the Board’s Audit Committee, Compensation Committee, Governance and Nominating and Committee and Clinical Development and Scientific Committee, and $15,000 to the Lead Director (the Lead Director does not receive any additional fees for also serving as committee chair). Payment of such fees to any director is subject to attendance by such director at a minimum of least 70% of the combined number of meetings of the full Board and any Committees on which such director sits. Any director attending fewer than 70% of the meetings in a given year will have his or her aggregate annual fees reduced on a percentage basis by the same percentage of that year’s meetings not attended by such director (e.g., a director who did not attend 45% of the meetings in a given year would have his or her aggregate fees reduced by 45% for such year).

Also, on January 25, 2006, the Board approved the annual grant to each of the non-employee directors of 20,000 ten-year stock options, with 25% vesting on the first anniversary of the date of grant and the remainder vesting in twelve equal quarterly installments over the next three years, and exercisable at the fair market value of the Company’s Common Stock as of the date of grant.

On October 18, 2006, the Board of Directors approved payment of a fee of $50,000 to Mony Ben Dor for his service as chair of the Board’s Proxy Contest Steering Committee.

No fees or stock option awards were paid in 2006 to the four directors (Akkaraju, Evnin, Miller and Newhall) who joined the Board upon completion of the Company’s acquisition of Vela Pharmaceuticals on October 25, 2006.

DIRECTOR COMPENSATION FOR 2006

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)

Srinivas Akkaraju, M.D., Ph.D. (2)	0		0	0

Mony Ben Dor	95,000	(4)	9,247	104,247

Anthony B. Evnin, Ph.D. (2)	0		0	0

Elkan R. Gamzu, Ph.D.	35,000	(5)	9,564	44,564

Georges Anthony Marcel, M.D., Ph.D. (3)	30,000		43,218	73,218

Lawrence F. Marshall, M. D. (3)	30,000		45,791	75,791

Lloyd I. Miller, III (2)	0		0	0

Charles W. Newhall, III (2)	0		0	0

Abraham Sartani, M.D.	30,000		7,125	37,125

David Schlachet	35,000	(6)	9,247	44,247

(1)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2006. All options awarded to Directors in 2006 remained outstanding at fiscal year-end.

(2)	Became a Director on October 25, 2006.

(3)	Resigned as Director on October 17, 2006.

(4)	Includes $15,000 fee as Lead Director and $50,000 fee as chair of the Proxy Contest Steering Committee.

(5)	Includes $5,000 fee as chair of the Clinical Development and Scientific Committee.

(6)	Includes $5,000 fee as chair of the Audit Committee.

Director Resignations in 2006

On October 17, 2006, Dr. Georges Anthony Marcel and Dr. Lawrence F. Marshall each resigned from the Company’s Board in order to enable three former directors of Vela Pharmaceuticals to join the Company’s Board following the closing of the Company’s then-pending acquisition of Vela. Dr. Marcel and Dr. Marshall each agreed to serve as a consultant to the Board’s Clinical Development and Scientific Committee and the Company’s senior management, for the period from November 1, 2006 through May 1, 2008, on matters relating to drug discovery, pre-clinical and clinical development and general business development in their areas of scientific and medical expertise. In consideration for such consulting services, the Company agreed to pay each of these former directors a fee of $45,000, payable in three equal installments of $15,000 on November 1, 2006, May 1, 2007 and November 1, 2007. In addition, all stock options held by Dr. Marcel and Dr. Marshall became fully vested as of October 17, 2006; the respective exercise prices and expiration dates of such stock options remained unchanged.

Change in Lead Director Fee for 2007

Beginning in 2007, at the request of the Lead Director, the Board has reduced the annual fee for serving as Lead Director from $15,000 to $10,000.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Stock Option Committee in 2006 were Mony Ben Dor, Lawrence Marshall (through October 2006), Anthony B. Evnin (beginning in October 2006) and Elkan Gamzu. There were no interlocks on the Compensation and Stock Option Committee in 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,962,597	$5.82	708,301

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,962,597	$5.82	708,301

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of March 13, 2007, except as set forth in the footnotes, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company’s Stock, (ii) each of the Company’s executive officers who served during 2006 and Directors, and (iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person’s name.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Total (1)

Haim Aviv, Ph.D. (2)	585,737	2.3%
c/o Pharmos Ltd, Kiryat Weizmann
Rehovot 76326, Israel

Srinivas Akkaraju, M.D., Ph.D. (3)	2,845,160	11.1%
c/o Panorama Management, LLC
2440 Sand Hill Road, Suite 302
Menlo Park, CA 94025

Mony Ben Dor (4)	30,937	*
40 Hakukia St.
Rishon Le Zion 75548, Israel

Anthony B. Evnin (5)	1,283,212	5.0%
c/o Venrock Associates
30 Rockefeller Plaza, Room 5508
New York, NY 10112

Elkan R. Gamzu, Ph.D. (6)	34,500	*
enERGetics
99 Wells Avenue, Suite 302
Newton, MA 02459

Lloyd I. Miller, III (7)	1,965,275	7.7%
4550 Gordon Drive
Naples, FL 34102

Charles W. Newhall, III (8)	1,880,824	7.4%
1119 St. Paul Street
Baltimore, MD 21202

Abraham Sartani. M.D. (9)	8,750	*
c/o Recordati SpA, Via Civitali, 1
20148 Milano, Italy

David Schlachet (9)	38,937	*
Syneron Medical Ltd.
Industrial Zone, Tavor Building
P.O.B. 550 Yokneam Illit,
20692 Israel

Alan L. Rubino (10)	41,000	*
c/o Pharmos Corporation
99 Wood Avenue South, Suite 311
Iselin, NJ 08830

S. Colin Neill (9)	30,000	*
c/o Pharmos Corporation
99 Wood Avenue South, Suite 311
Iselin, NJ 08830

All Current Directors and	8,744,332	33.5%
Executive Officers as a group
(eleven persons) (11)

James A. Meer (12)	47,750	*
c/o Columbia Laboratories Inc.
354 Eisenhower Parkway
Plaza 1, 2nd Floor
Livingston, NJ 07039

JP Morgan Partners BHCA LLP (13)	2,845,160	11.1%
c/o JP Morgan Partners, LLC
270 Park Avenue, 39th Floor
New York, NY 10017

New Enterprise Associates 10, LP (14)	1,880,824	7.4%
1119 St. Paul Street
Baltimore, MD 21202

Venrock Associates (15)	1,283,212	5.0%
Venrock Associates III LP
Venrock Entrepreneurs Fund III LP
30 Rockefeller Plaza, Room 5508
New York, NY 10112

*	Less than 1%.

(1) Based on 25,565,784 shares of common stock outstanding, plus each individual’s warrants or options which are either currently exercisable or will be exercisable within 60 days of the date set forth above. Assumes that no other individual will exercise any warrants and/or options.

(2) Consists of 202,423 outstanding shares and 383,314 shares issuable upon exercise of currently exercisable warrants and/or options.

(3) Consists of shares beneficially owned by JP Morgan Partners BHCA LLP.

(4) Consists of 1,000 outstanding shares and 29,937 shares issuable upon exercise of currently exercisable warrants and/or options.

(5) Consists of shares beneficially owned by Venrock Associates, Venrock Associates III LP and Venrock Entrepreneurs Fund III LP.

(6) Consists of 2,000 outstanding shares and 32,500 shares issuable upon exercise of currently exercisable warrants and/or options.

(7) Of such shares beneficially owned by Mr. Miller, 1,603,097 shares are held by Milfam II, LP, 352,178 shares are held by Trust A-4, and 10,000 shares are held directly by Mr. Miller.

(8) Consists of shares beneficially owned by New Enterprise Associates 10, LP.

(9) Consists entirely of shares issuable upon exercise of currently exercisable warrants and/or options.

(10) Consists of 1,000 outstanding shares and 40,000 shares issuable upon exercise of currently exercisable options.

(11) Consists of 8,180,894 outstanding shares and 563,438 shares issuable upon exercise of currently exercisable warrants and/or options.

(12) As of October 4, 2006. Mr. Meer served as Chief Financial Officer through October 4, 2006.

(13) As of January 17, 2007, based on a Form 4 filed with the SEC.

(14) As of October 25, 2006, based on a Schedule 13D filed with the SEC.

(15) As of October 25, 2006, based on a Form 4 filed with the SEC.

Item 13. Certain Relationships, Related Transactions and Director Independence

Herbamed License Agreement. The Company’s subsidiary, Pharmos Ltd., is party to a License Agreement with Herbamed, Ltd., a company controlled by Dr. Haim Aviv, the Company’s Chairman and Chief Executive Officer. The License Agreement licenses to Herbamed the Company’s patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 3% on net sales. During 2006 and 2005, the Company recognized royalties of $5,177 and $24,670, respectively.

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

The Herbamed License Agreement was approved by Pharmos’ Board of Directors and subsequently ratified by the Audit Committee.

Director Independence. The Company has determined that eight of the nine Directors serving at December 31, 2006 (Srinivas Akkaraju, Mony Ben Dor, Anthony B. Evnin, Elkan R. Gamzu, Lloyd I. Miller, III, Charles W. Newhall, III, Abraham Sartani and David Schlachet), as well as the two Directors who resigned in October 2006 (Georges Anthony Marcel and Lawrence F. Marshall), were independent under applicable Nasdaq rules.

Item 14. Principal Accounting Fees and Services

Audit fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2006 and 2005, its reviews of the Company’s unaudited consolidated interim financial statements, and for SEC filings were $441,000 and $370,000, respectively.

Audit-related fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with Vela acquisition due diligence services in 2006 were $43,000.

Tax fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its income tax compliance and related tax services for the years ended December 31, 2006, and 2005 were $35,000 and $0, respectively.

All other fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its executive compensation analysis for the years ended December 31, 2006, and 2005 were $0 and $20,000, respectively. An additional fee of $1,500 was incurred in 2006 and 2005 in relation to subscription services for accounting related topics. The Company also licenses Automated Disclosure Checklist - Client Assist from PricewaterhouseCoopers LLP at no cost.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by PricewaterhouseCoopers LLP in 2006.

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

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

(1) FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2006 and 2005
Consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004
Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2006, 2005 and 2004
Consolidated statements of cash flows for the years ended December 31, 2006, 2005, and 2004
Notes to consolidated financial statements

(2) FINANCIAL STATEMENT SCHEDULES

      All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) EXHIBITS

2 Plan of purchase, sale, reorganization, arrangement, liquidation, or succession

2(a)

Agreement and Plan of Merger by and among Pharmos Corporation, Vela Acquisition Corporation and Vela Pharmaceuticals Inc. dated March 14, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 15, 2006).

2(b)

Amendment to Agreement and Plan of Merger by and among Pharmos Corporation, Vela Acquisition Corporation and Vela Pharmaceuticals Inc. dated August 31, 2006 (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed September 5, 2006).

2(c)

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

4(t)

Rights Agreement Amendment, dated October 23, 2006, between Pharmos Corporation and American Stock Transfer & Trust Co. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 27, 2006).

4(u)

Registration Rights Agreement, dated as of October 25, 2006, by and among Pharmos Corporation and the Representatives named therein (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006).

10 Material Contracts

10(a)

Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Haim Aviv (Incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).**

10(b)

Amendment of Employment Agreement with Haim Aviv, dated as of January 25, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).**

10(c)

Employment Agreement dated as of April 2, 2001, between Pharmos Corporation and Gad Riesenfeld (Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).**

10(d)

Amendment of Employment Agreement dated as of April 23, 2001, between Pharmos Corporation and Gad Riesenfeld (Incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).**

10(e)

Amendment of Employment Agreement dated as of February 16, 2005 between Pharmos Corporation and Gad Riesenfeld (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).**

10(f)

Employment Agreement dated as of July 19, 2004 between Pharmos Corporation and James A. Meer (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).**

10(g)

Employment Agreement dated as of November 7, 2005, between Pharmos Corporation and Alan L. Rubino (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).**

10(h)

Employment Agreement between Pharmos Corporation and S. Colin Neill, dated as of October 5, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2006).**

10(i)

Retention Award Agreement dated as of September 6, 2004 between Pharmos Corporation and Dr. Haim Aviv (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2004).**

10(j)

Retention Award Agreement dated as of September 6, 2004 between Pharmos Corporation and Dr. Gad Riesenfeld (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2004).**

10(k)

Consulting Agreement between Pharmos Corporation and Dr. Georges Anthony Marcel, dated October 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2006).**

10(l)

Consulting Agreement between Pharmos Corporation and Dr. Lawrence F. Marshall, dated October 17, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2006).**

10(m)	1997 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix B to the Proxy Statement on Form 14A filed November 5, 1997).**

10(n)	Amended and Restated 2000 Incentive and Non-Qualified Stock Option Plan.**

10(o)	Amendment to the 2000 Stock Option Plan (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 8, 2005).**

10(p)	2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Form 14A filed on June 6, 2001).**

10(q)(1)

Agreement between Avitek Ltd. (“Avitek”) and Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”) dated November 20, 1986 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form10-K/A, for year ended December 31, 1992). (1)

10(q)(2)	Supplement to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(q)(3)	Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(r)(1)	Agreement between Avitek and Yissum dated January 25, 1987 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(r)(2)	Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(r)(3)	Hebrew language original executed version of Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(s)(1)

Research, Development and License Agreement between Pharmos Ltd., Pharmos Corporation (“Old Pharmos”) and Yissum dated February 5, 1991 (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(s)(2)	Schedules and Appendixes to Agreement (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992). (1)

10(s)(3)

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

10(u)

Asset Purchase Agreement between Bausch & Lomb Incorporated and Pharmos Corporation dated October 9, 2001 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 16, 2001).

10(v)

Amendment No. 1 to Asset Purchase Agreement dated as of December 28, 2001 between Bausch & Lomb Incorporated and Pharmos Corporation (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10(w)

Amendment No. 2 to Asset Purchase Agreement dated as of December 30, 2004 between Bausch & Lomb Incorporated and Pharmos Corporation (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10(x)	License Agreement dated as of December 18, 2001 between Pharmos Ltd. and Herbamed Ltd. (Incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for year ended December 31, 2002).

10(y)

Amendment No. 1, dated as of June 30, 2005, to the License Agreement by and between Pharmos Ltd. and Herbamed Ltd., dated as of December 18, 2001 (Incorporated by reference to exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10(z)

Settlement Agreement between the Company and Lloyd I. Miller, III dated August 31, 2006 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed September 5, 2006).

10(aa)

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

          Date: March 15, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ S. Colin Neill	Chief Financial Officer (Principal
Financial and Accounting Officer),
S. Colin Neill	and Secretary	March 15, 2007

/s/ David Schlachet	Director	March 15, 2007

David Schlachet

/s/ Mony Ben Dor	Director	March 15, 2007

Mony Ben Dor

/s/ Srinivas Akkaraju	Director	March 15, 2007

Srinivas Akkaraju, MD, Ph.D

/s/ Elkan R. Gamzu	Director	March 15, 2007

Elkan R. Gamzu, Ph.D

/s/ Anthony B. Evnin	Director	March 15, 2007

Anthony B. Evnin, Ph.D

/s/ Lloyd I. Miller, III	Director	March 15, 2007

Lloyd I. Miller, III

/s/ Charles W. Newhall, III	Director	March 15, 2007

Charles W. Newhall, III

/s/ Abraham Sartani	Director	March 15, 2007

Abraham Sartani, M.D.

Pharmos Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Pharmos Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
March 13, 2007

PHARMOS CORPORATION
Consolidated Balance Sheets

	December 31,

	2006	2005

Assets
Current Assets
Cash and cash equivalents	$12,757,013	$10,289,127
Short-term investments	13,172,673	35,748,343
Restricted cash	82,926	79,527
Research and development grants receivable	297,865	734,237
Prepaid expenses and other current assets	424,658	543,109

Total current assets	26,735,135	47,394,343

Fixed assets, net	593,457	742,860
Restricted cash	63,922	62,874
Severance pay funded	975,810	772,199
Other assets	25,014	18,496

Total assets	$28,393,338	$48,990,772

Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$663,192	$519,404
Accrued expenses	889,783	575,222
Warrant liability	11,435	38,880
Accrued wages and other compensation	1,002,572	1,497,781

Total current liabilities	2,566,982	2,631,287

Other liability	77,682	110,904
Severance pay	1,320,624	1,014,647

Total liabilities	3,965,288	3,756,838

Commitments and contingencies

Shareholder’s Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.03 par value; 60,000,000 shares authorized, 25,565,784 and 19,065,784 issued in 2006 and 2005, respectively	766,973	571,973
Deferred compensation	—	(529,393)
Paid-in capital in excess of par	204,700,030	191,093,338
Accumulated deficit	(181,038,527)	(145,901,558)

Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	24,428,050	45,233,934

Total liabilities and shareholders’ equity	$28,393,338	$48,990,772

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
Consolidated Statements of Operations

	Year ended December 31,

	2006	2005	2004

Expenses
Research and development, gross	$8,956,821	$9,568,293	$16,335,334
Grants	(1,445,513)	(1,406,508)	(3,446,677)

Research and development, net of grants	7,511,308	8,161,785	12,888,657
In-process acquired research and development	20,607,575	—	—

General and administrative	9,108,867	7,165,291	6,413,803
Depreciation and amortization	314,769	381,812	577,691

Total operating expenses	37,542,519	15,708,888	19,880,151

Loss from operations	(37,542,519)	(15,708,888)	(19,880,151)

Other income (expense)

Bausch & Lomb payment, net	—	10,725,688	—
Interest income	1,778,042	1,514,878	658,010
Interest expense	—	(166,322)	(3,705,535)
Change in value of warrants	27,445	259,075	525,074
Other (expense) income	(12,712)	(44,937)	(9,939)

Other income (expense), net	1,792,775	12,288,382	(2,532,390)

Loss before income taxes	$(35,749,744)	$(3,420,506)	$(22,412,541)
Income tax benefit	(612,775)	(490,634)	(444,774)

Net loss	$(35,136,969)	($2,929,872)	$(21,967,767)

Net loss per share
- basic and diluted	($1.74)	($0.15)	($1.22)

Weighted average shares outstanding
- basic and diluted	20,249,714	18,974,175	18,033,358

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Years ended December 31, 2006, 2005 and 2004

	Common Stock					Treasury Stock
	Shares	Amount	Deferred Compensation	Paid-in Capital in Excess of Par	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity

December 31, 2003	85,568,205	$2,567,047	$(66,660)	$161,960,059	$(121,003,919)	14,189	$(426)	$43,456,101

Warrant and option exercises	1,200,217	36,006		2,030,703				2,066,709
Option issuance for consultant compensation				578,238				578,238
Issuance of and amortization of stock option issuance below fair market value			(2,112)	74,000				71,888
Issuance of Common Stock – Employee Stock Purchase Plan	9,493	285		28,714				28,999
Issuance of Common Stock – public offering sales, net of fees of $286,000	1,575,000	47,250		3,997,623				4,044,873
Conversion of convertible debt and interest and exercise of warrants	947,662	28,429		2,632,213				2,660,642
Issuance of Common Stock – private equity sales, net of fees of $1.110,000	5,583,334	167,500		15,515,998				15,683,498
Issuance of Retention Award Agreements	253,165	7,595	(1,632,350)	1,992,407				367,652
Net Loss					(21,967,767)			(21,967,767)

December 31, 2004	95,137,076	2,854,112	(1,701,122)	188,809,955	(142,971,686)	14,189	(426)	46,990,833

Option issuance for consultant compensation				1,244				1,244
Amortization of stock option issuance below fair market value			68,772					68,772
Amortization of Retention Award Agreements			1,102,957					1,102,957
Effect of Stock Split (1:5)	(76,109,267)	(2,283,278)		2,283,278		(11,351)		—
Issuance of Retention Award Shares	37,975	1,139		(1,139)
Net Loss					(2,929,872)			(2,929,872)

December 31, 2005	19,065,784	571,973	(529,393)	191,093,338	(145,901,558)	2,838	(426)	45,233,934

Stock and option issuance for employee compensation and amortization of retention award				1,363,092				1,363,092
Issuance of Common Stock for Vela Acquisition, net of direct costs of $32,007	6,500,000	195,000		12,772,993				12,967,993
Reclassify deferred Compensation to Paid in Capital			529,393	(529,393)

Net loss					(35,136,969)			(35,136,969)

December 31, 2006	25,565,784	$766,973	$0	$204,700,030	($181,038,527)	2,838	(426)	$24,428,050

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities

Net loss	$(35,136,969)	$(2,929,872)	$(21,967,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314,769	381,812	577,691
Interest expense on convertible debentures converted into common stock	—	—	10,555
Provision for severance pay	305,977	(182,392)	208,034
Change in the value of warrants	(27,445)	(259,074)	(525,074)
Amortization of debt discount and issuance costs	—	126,256	3,126,954
Share-based compensation	1,363,092	1,172,973	1,017,778
Non cash portion of in-process research and development charge	13,000,000
Income from Bausch & Lomb milestone payment, net	—	(10,725,688)	—
Changes in operating assets and liabilities:
Research and development grants receivable	436,372	803,545	(856,537)
Prepaid expenses and other current assets	118,451	(280,299)	322,210
Other assets	3,482	450	1,643
Accounts payable	143,788	(410,230)	(543,299)
Accrued expenses	314,561	(580,191)	(595,787)
Accrued wages and other compensation	(495,209)	741,293	(355,447)
Other liabilities	(43,222)	71,492	29,412

Net cash used in operating activities	(19,702,353)	(12,069,925)	(19,549,634)

Cash flows from investing activities
Purchases of fixed assets	(165,366)	(137,222)	(310,046)
Proceeds from Bausch & Lomb milestone payment	—	12,275,000	—
Payment to Bausch & Lomb related to sale of ophthalmic business	—	(1,532,528)	—
Royalty payment and grant reimbursement related to Bausch & Lomb milestone payment	—	(1,549,312)	—
Purchase of short-term investments	(23,312,980)	(41,748,343)	—
Proceeds from sale of short-term investments	45,888,650	6,000,000	—
Severance pay funding	(203,611)	39,727	(197,515)
Decrease (increase) in restricted cash	(4,447)	4,843,348	11,190,858

Net cash provided by (used in) investing activities	22,202,246	(21,809,330)	10,683,297

Cash flows from financing activities
Proceeds from issuance of common stock and exercise of options and warrants, net of issuance costs	—	—	22,742,078
Costs from registration of common stock issued with Vela Acquisition	(32,007)	—	—
Repayment of convertible debentures	—	(4,846,148)	(14,153,852)

Net cash (used in) provided by financing activities	(32,007)	(4,846,148)	8,588,226

Net increase (decrease) in cash and cash equivalents	2,467,886	(38,725,403)	(278,111)

Cash and cash equivalents at beginning of year	10,289,127	49,014,530	49,292,641

Cash and cash equivalents at end of year	$12,757,013	$10,289,127	$49,014,530

Supplemental information:
Interest paid	—	$32,086	$560,544
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued with Vela acquisition	$13,000,000
Conversion of convertible debt	—	—	$2,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.	The Company

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

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of December 31, 2006, the Company’s accumulated deficit was approximately $181 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company has funded its operations through the use of cash obtained principally from third party financing, milestone payments from Bausch and Lomb, and government grants. Management believes that the cash, cash equivalents and short term investments of $26.0million as of December 31, 2006, will be sufficient to support the Company’s continuing operations beyond December 31, 2007.

The Company regularly pursues various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing in the future, long-term projects will need to be scaled back or discontinued.

3.	Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd. and Vela Pharmaceuticals. All significant intercompany balances and transactions are eliminated in consolidation. The functional currency for Pharmos Ltd is the US dollar.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The most significant estimates and assumptions related to stock based compensation asset impairments, including estimates of commitments and contingencies, and the tax valuation allowance. Actual results could differ from those estimates.

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

The following table summarized the equivalent number of potential common shares assuming the related securities that were outstanding as of December 31, 2006 and 2005 had been converted.

Pharmos Corporation
Notes to Consolidated Financial Statements

	2006	2005

Stock options	1,924,622	1,198,299
Warrants	424,769	1,176,310
Shares issuable upon exercise of convertible debt	—	—
Restricted stock – non vested	37,975	63,292

Total potential dilutive securities not included in loss per share	2,387,366	2,437,901

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts at December 31, 2006 and 2005.

Investments

The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments except for auction-rate securities as discussed below. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. The Company invests in a variety of instruments such as commercial paper, US Government securities and corporate securities with an effective maturity of less than one year. Some of the Company’s investments are in auction-rate securities (ARS) that are held as investments available for sale. Auction rate securities are instruments with long-term underlying maturities, but for which an auction is conducted periodically, as specified, to reset the interest rate and allow investors to buy or sell the instruments. Because auctions generally occur more often than annually, and because the Company holds these instruments in order to meet short-term liquidity needs, the auction rate securities are classified as short-term investments in the Consolidated Balance Sheet. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method. The Consolidated Statement of Cash Flows reflects the gross amount of the purchases of short term investments and the proceeds from maturities of short term securities and sales of auction rate securities.

Realized gains and losses on sales of investment securities are determined based on the specific identification method.

	2006	2005

Securities greater than 90 days	$5,172,673	$22,598,343
Auction Rate Securities	8,000,000	13,150,000

Total Short Term Investments	$13,172,673	$35,748,343

Revenue recognition

The Company’s policy with respect to license fees is to recognize revenue when all performance obligations are completed. The Company had no product sales revenue during 2006, 2005, or 2004 and does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

Research and development costs

All research and development costs are expensed when incurred. The Company accounts for reimbursements of research and development costs as a reduction of research and development expenses as the underlying expenses are incurred.

Pharmos Corporation

Notes to Consolidated Financial Statements

Research and development grants receivable

As of December 31, 2006 and 2005, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

Restricted cash

The Company has a lease agreement for the premises it occupies in New Jersey. The lease agreement expires in 2009. The lease agreement is secured by a letter of credit of $63,922. This amount is included in restricted cash at December 31, 2006.

In addition, the Company’s subsidiary, Pharmos Ltd., has a lease agreement for the premises it occupies in Israel. The lease agreement expired in January 2007. In February 2007 the Company renewed the lease for a four year term cancellable by Pharmos after one year. The lease agreement is secured by a letter of guarantee in the amount of $177,016 based on the Israeli consumer price index. A deposit of $82,926 is included in restricted cash (current) at December 31, 2006.

Fixed assets

Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The Company uses the following estimated useful lives:

Laboratory, pilot plant and other equipment	7 years to 14 years
Leasehold improvements	5 years to 14 years
Office furniture and fixtures	3 years to 17 years
Computer equipment	3 years to 4 years
Vehicles	5 years to 7 years

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

Severance expenses in Israel for the years ended December 31, 2006, 2005 and 2004 amounted to $396,826, $102,962, and $254,929, respectively and have been included in the appropriate R&D and G&A expense categories.

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

Foreign exchange

The Company’s foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other income (expense). To date, such gains and losses have been insignificant.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short term investments. The Company maintains most of its cash balances in accounts that exceed federally insured limits. The Company has not experienced any losses to date resulting from this practice.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, investments, other receivables, other assets, accounts payable and accrued liabilities which approximate fair value due to their short term maturities.

Pharmos Corporation
Notes to Consolidated Financial Statements

Share based compensation

The Company has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, restricted stock awards, and other stock unit awards. The maximum number of shares of Common Stock available for issuance under the 2000 Plan, as amended, is 2,700,000 shares. At December 31, 2006, awards relating to 1,924,622 shares were outstanding. Pharmos stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have 10 year terms, and vest no later than four years from the date of grant.

Under the terms of the Pharmos Employee Stock Purchase Plan (ESPP), all full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. During the year ended December 31, 2006, no shares were purchased under the ESPP and 87,440 shares remain for issuance under the 2001 Plan.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). The Company has elected to expense these awards on a straight line basis over the life of the awards. As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the year ended December 31, 2006 was $939,500 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the year ended December 31, 2006 of $(1.74) is $0.05 more as a result of adopting SFAS 123R.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding other than the acceleration and full vesting of options held by two senior executives who left the Company and two board members who left the board. The financial impact of these modifications has been reflected in our results. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the year ended December 31, 2006, the Company recognized compensation expense of $939,500 for stock options which was recognized in the Consolidated Statement of Operations. As of December 31, 2006, the total compensation costs related to non-vested awards not yet recognized is $1.7 million which will be recognized over the next three and one-half years.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted

Pharmos Corporation
Notes to Consolidated Financial Statements

for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2005 and 2004 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:

	Year Ended December 31, 2005	Year Ended December 31, 2004

Net loss as reported	($2,929,872)	($21,967,767)
Add: Stock-based employee compensation expense included in reported net loss	1,171,728	439,540
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,578,359)	(1,705,559)

Pro forma net loss	($6,336,503)	($23,233,786)

Loss per share:
As reported - basic and diluted	($0.15)	($1.22)
Pro forma - basic and diluted	($0.33)	($1.29)

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

	2005	2004

Risk-free interest rate	3.71-4.45%	2.89-3.69%
Expected lives (in years)	5%	5%
Dividend yield	0%	0%
Expected volatility	99 -107%	88 -89%

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes(“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective in the Company’s first quarter 2007 financial statements. The Company’s adoption of FIN 48 is not expected to have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company is evaluating the impact of adopting SFAS 157.

Pharmos Corporation
Notes to Consolidated Financial Statements

4.      Acquisition of Vela Pharmaceuticals, Inc.

In March 2006, the Company announced an agreement to acquire Vela Pharmaceuticals, Inc. (“Vela”), which has a Phase II product candidate, dextofisopam, in development to treat irritable bowel syndrome. The Company intends to dedicate substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction. The final merger agreement, as amended, was announced on September 5, 2006 and approved by the Company’s shareholders on October 25, 2006.

Under the amended Merger Agreement, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. Pharmos also agreed to reimburse Vela for $679,000 of operating expenses from July 1, 2006 through closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of dextofisopam, aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. In the event that such shares or payments are issued or funded in future periods, a determination will then be made as to whether the values are to be written off as in - process research and development and charged to results of operations; such future charge could be material. None of the conditions requiring issuance of these contingent shares or funding these payments were met at December 31, 2006. In addition, the Company’s additional paid in capital was reduced by $32,007 for registration costs related to the issuance of the common shares issued to Vela’s shareholders.

The combined value of the acquisition purchase price was approximately $19.7 million, plus direct expenses. The fair value ascribed to the 6.5 million shares of Company common stock ($13 million) was determined using the closing price of Pharmos common stock on October 25, 2006, which was the shareholder approval date of the acquisition.

          The purchase price is as follows (in thousands):

Fair value of Pharmos shares issued at closing	$13,000
Cash and advances paid	6,679

19,679
Transaction costs incurred by Pharmos	1,422

Purchase price	$21,101

The purchase price has been allocated based on a valuation of Vela’s tangible and intangible assets and liabilities and their following fair values (in thousands):

Proceeds receivable from sale of New Jersey State net operating losses	$493
In-process research and development	20,608

Total	$21,101

A substantial portion of the purchase price was considered to represent in-process research and development (“IPR&D) costs as the products have not, at the acquisition date, reached technological feasibility and may not have an alternate future use. Accordingly, such value was written off as a charge to operations for the quarter and year ended December 31, 2006. The value of the IPR&D charge was determined based on a discounted forecast of the estimated net future cash flows for each project, adjusted for the estimated probability of technical success and regulatory approvals. The discount rate applied was 23%.

The Company’s 2006 consolidated statement of operations includes the results of operations from Vela from October 26, 2006 forward. The following table presents unaudited pro forma consolidated results of operations for Pharmos for the years ended December 31, 2005 and 2006, as though the Vela acquisition was completed as of the beginning of each period.

Pharmos Corporation
Notes to Consolidated Financial Statements

	December 31, 2006	December 31, 2005

Net loss attributable to common shareholders	$(37,760,577)	$(11,545,665)

Net loss per share attributable to common shareholders:
Basic and diluted	$(1.48)	$(0.45)
Weighted average shares outstanding	25,565,783	25,474,175

5.	Bausch & Lomb Collaborative Agreement

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

During January 2005, an amended agreement was signed in regard to Zylet and the Company received gross proceeds of approximately $12.2 million from Bausch & Lomb. Additionally, the Company may receive a milestone payment of up to $10 million if actual sales during the first two years following Bausch & Lomb’s commercialization exceed agreed-upon forecasted amounts. Pharmos agreed to pay up to $3.75 million of Bausch & Lomb’s costs of developing Zylet, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, another $1.57 million was paid to Bausch & Lomb. As of December 31, 2004, Pharmos owed an additional $1.56 million as its share of these research and development related Zylet expenses, which was included in accounts payable and represents the final amount Pharmos owes Bausch & Lomb for their project development under the terms of the agreement. This amount was paid to Bausch & Lomb in January 2005.

Pharmos paid Dr. Nicholas Bodor, the loteprednol etabonate patent owner and licensor, who is also a former director of and consultant to Pharmos, a total of approximately $2.7 million from the initial proceeds of the sale of Lotemax® and Alrex® in return for his consent to Pharmos’ assignment of its rights under the license agreement to Bausch & Lomb ($1.5 million paid at closing and $1.2 million paid in October 2002). During January 2005, the Company paid Dr. Bodor approximately $1.3 million per the agreement with respect to Zylet. Pharmos owes Dr. Bodor an additional 14.3% of any payments the Company may receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S. Pharmos has no further obligations for payments to Bausch & Lomb.

6.	Fixed Assets

Fixed assets consist of the following:

	December 31,

	2006	2005

Laboratory, pilot plant and other equipment	$3,053,556	$3,018,246
Leasehold improvements	812,070	812,069
Office furniture and fixtures	299,759	309,053
Computer equipment	1,192,439	1,174,525
Vehicles	49,489	50,325

	5,407,313	5,364,218
Less - Accumulated depreciation	(4,813,856)	(4,621,358)

Total Fixed Assets	$593,457	$742,860

Depreciation of fixed assets was $314,769, $381,812, and $577,691 in 2006, 2005 and 2004, respectively.

Pharmos Corporation
Notes to Consolidated Financial Statements

7.       Grants for Research and Development

During 2006, 2005 and 2004, gross research and development costs amounted to $8,956,821, $9,568,293, and $16,335,334 respectively.

The Company has entered into agreements with the State of Israel, which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $1,445,513, $1,406,508 and $3,446,677 during 2006, 2005 and 2004, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of the technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 3% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds up to the amount received and interest.

As of December 31, 2006, the total amounts received under such grants amounted to $17,015,457. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $15,526,517, exclusive of interest, based on grants received through December 31, 2006.

The Company signed an agreement with Consortium Magnet for developing generic technologies for design and development of drugs and diagnostic kits which consortium is operated by the Office of the Chief Scientist (OCS) of Israel. Under such agreements the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. As of December 31, 2005, the Company received cumulative grants totaling $1,659,549 for this program which was completed and closed.

The Company signed an agreement with Consortium Magnet to develop a supply of water-soluble prodrugs of lipophilic compounds that improve their bioavailability and biopharmaceutical properties. Under such agreement the Company is entitled to a non-refundable grant amounting to approximately 60% of actual research and development and equipment expenditures on approved projects. No royalty obligations are required within the framework. As of December 31, 2006, the Company received cumulative grants totaling $546,609 for this program. On December 31, 2006, the OCS closed the magnet program.

8.	Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million would be available to fund acquisitions upon the approval of the investors. The convertible debentures were convertible into common stock of the Company at a fixed price of $20.20, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bore an interest rate of 4%, were redeemed in 13 substantially equal monthly increments beginning March 31, 2004. In general, amounts converted into shares of Pharmos common stock reduced the monthly redemption amount proportionately. The $16.0 million earmarked for acquisition activity was held in escrow until repaid. The debentures were fully repaid during March 2005; As of December 31, 2005, there are no remaining funds in the escrow account. In connection with the financing, the Company also issued 1,102,941 three-year warrants (including 102,941 placement agent warrants) to purchase 1,102,941 shares of common stock at an exercise price of $10.20 per share. Total issuance costs related to the financing were approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants. The issuance costs allocated to the warrants were recorded as a reduction to additional paid in capital. The placement agent warrants were capitalized and were amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $19.34 million in net proceeds between the convertible debentures and the warrants based on their relative fair values. The Company has reported the debt discount of approximately $3.5 million as a direct reduction to the face amount of the debt in accordance with APB 21. The discount accreted over the life of the outstanding debentures. Total accretion of the debt discount from inception through December 31, 2005 was $3,284,041. The issuance costs allocated to the convertible debentures of approximately $1.4 million had been being deferred and amortized to interest expense over the life of the debt. Total amortization of the

Pharmos Corporation
Notes to Consolidated Financial Statements

debt issuance costs from inception through December 31, 2005 was $1,309,075. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into 99,533 shares of common stock. In conjunction with this conversion, the relating unamortized debt discount and issuance costs totaling $267,912 was reclassified to additional paid in capital. As of December 31, 2005, all the debentures had been either repaid or converted into common stock of the Company. As of December 31, 2005, 351,400 of the total warrants issued were exercised totaling approximately $3,584,280. There were no warrants exercised during 2005 or 2006.

9.	Shareholders Equity Transactions

2006 Transactions

On October 25, 2006 Pharmos issued 6,500,000 shares of its common stock to Vela’s shareholders in conjunction with the acquisition of Vela.

During 2006, 2005 and 2004, there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan. All full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. As of December 31, 2006, there were 87,440 shares remaining for issuance under the 2001 Plan.

For the year ended December 31, 2006, there were no options exercised under the Company’s Stock Option Plans. For the year ended December 31, 2006, the Company incurred a non-cash charge of $939,500 for issuing stock options to employees.

As of December 31, 2006, the Company had reserved 1,987,914 for outstanding stock options and 424,769 for outstanding warrants.

2005 Transactions

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

Some of the warrants issued in connection with various equity financing and related transactions contain anti-dilution provisions requiring adjustment. The following table summarizes the common shares issuable upon exercise of warrants outstanding at December 31, 2006 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

	Warrants	Weighted Average Exercise Price

Warrants Outstanding at 12/31/03	1,544,599	$10.60

Exercised	(161,411)	$8.90

Warrants Outstanding at 12/31/04	1,383,188	$10.35

Cancelled	(206,878)	$8.90

Warrants Outstanding at 12/31/05	1,176,310	$9.05

Cancelled	(751,541)	$2.04

Warrants Outstanding at 12/31/06	424,769	$7.02

Warrants Exercisable at 12/31/06	424,769	$7.02

Warrants Exercisable at 12/31/05	1,176,310	$9.05

Warrants Exercisable at 12/31/04	1,383,188	$10.35

Pharmos Corporation
Notes to Consolidated Financial Statements

Schedule of warrants expiration:

Expiration Date	Common Shares Issuable Upon Exercise

2007	127,030
2008	297,739

Total	424,769

11.	Stock Option Plans

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

All stock option grants during 2006 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan.

The following table summarizes activity in stock options approved by the Company’s Board of Directors:

		Weighted
		Average
	Option	Exercise Price

Options Outstanding at 12/31/03	758,289	$10.35

Granted	277,415	$20.10
Exercised	(171,270)	$9.20
Cancelled	(72,442)	$14.35

Options Outstanding at 12/31/04	791,992	$13.65

Granted	575,310	$2.88
Cancelled	(169,003)	$12.21

Options Outstanding at 12/31/05	1,198,299	$8.63

Granted	881,000	$2.09
Cancelled	(154,677)	$8.82

Options Outstanding at 12/31/06	1,924,622	$5.62

Options exercisable at 12/31/06	879,467	$9.62

Options exercisable at 12/31/05	622,333	$13.81

Options exercisable at 12/31/04	419,824	$12.65

Pharmos Corporation
Notes to Consolidated Financial Statements

Additional information with respect to the outstanding stock options as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of Exercise	Options	Remaining	Average	Options	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.75 - $2.01	205,000	9.8 years	$1.90	63,332	$1.89

$2.15 - $3.95	1,158,903	8.4 years	$2.43	260,760	$2.90

$5.10 - $8.75	127,944	4.9 years	$5.38	122,600	$5.40

$9.38 - $21.20	432,775	4.7 years	$15.99	432,775	$15.99

	1,924,622	7.50 years	$5.62	879,467	$9.62

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

Fair value of options:

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

2006

Risk-free interest rate	4.35-4.69%
Expected lives (in years)	5
Dividend yield	0%
Expected volatility	80 -84%
Fair value	$1.60

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

During the years ended December 31, 2006 and 2005, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan in the amount of 881,000 options, or a fair value of $1,412,443, and 575,310 options, or a fair value of $949,900, respectively. The fair value of options that vested during the years ended December 31, 2006 and 2005, without considering forfeitures, was $1,046,956 and $4,939,943, respectively.

12.	Related Parties

The Company’s Pharmos Ltd. subsidiary renewed a License Agreement with Herbamed, Ltd., a company controlled by the Company’s Chairman and Chief Executive Officer. The License Agreement licenses to Herbamed the Company’s patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the

Pharmos Corporation
Notes to Consolidated Financial Statements

terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 3% on net sales. During 2006, 2005 and 2004, the Company recognized other income of $5,177, $24,670, and $9,008, respectively, under terms of the licensing agreement with Herbamed.

13.	Income Taxes

For 2006, 2005 and 2004, the Company has not recorded a tax benefit on the operating losses generated by U.S and Israeli operations. After an assessment of all available evidence, including historical and forecasted operating results, management has concluded that realization of the Company’s net operating loss carryforwards (“NOLs”), which includes Vela’s historical NOLs and research tax credits generated through the acquisition date, and other deferred tax assets could not be considered more likely than not. Based on this assessment, the Company has increased the valuation allowance established on deferred tax assets by approximately $40,510,000, $1,617,000 and $8,080,000 in 2006, 2005 and 2004, respectively. A substantial portion of the increase in the December 31, 2006 valuation allowance relates to the acquired NOLs and tax credits of Vela.

In 2006, 2005, and 2004, the Company sold $7,781,267, $6,413,522 and $3,588,728, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2006, 2005, and 2004, net of commissions, were $612,775, $490,634 and $444,774, respectively, and such amounts were recorded as a tax benefit in the accompanying statements of operations. In December 2006, the Company received $493,000 related to the sale of Vela net operating losses. In accounting for the Vela acquisition, such amount was allocated to the purchase price and, accordingly, is not reflected in the accompanying 2006 statement of operations. The State renews the Program annually and currently limits the aggregate proceeds to $60,000,000. We cannot be certain if we will be able to sell any of our remaining or future New Jersey loss carryforwards or tax credits under the Program.

For 2006, 2005 and 2004, the Company’s recorded tax benefit differs from the benefit calculated by applying the statutory U.S. federal income tax rate due to the valuation allowances established on deferred tax assets in those periods and non-deductible charges, including the in - process research and development charge, offset by the aforementioned tax benefits from the sale of New Jersey NOLs.

At December 31, 2006 and 2005, the Company’s deferred tax assets are comprised of the following:

	2006	2005

Domestic NOLs	$72,838,000	$44,034,000

Israeli NOLs	818,000	942,000
Research and Development Credit Carryforwards	7,080,000	3,771,000

In Process Research and Development	8,231,000	—

Accrued expenses, compensation and other	860,000	615,000

Net Deferred Tax Assets	89,801,000	49,362,000
Valuation allowance	(89,801,000)	(49,362,000)

	$—	$—

At December 31, 2006 the Company had net operating losses of approximately $196 million and $103 million for U.S and New Jersey tax return purposes, respectively. Of these amounts, approximately $60 million and $42 million, respectively, relate to Vela’s results of operations prior to the acquisition. Net operating losses for Israel tax return purposes approximated $2.6 million at December 31, 2006. As a

Pharmos Corporation
Notes to Consolidated Financial Statements

result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The remaining U.S. NOLs begin to expire in 2007 and continue to expire through 2026.

The Vela acquisition is expected to qualify as a tax free reorganization, although no assurances can be given to this treatment, within the meaning of Section 368(a) of the Internal Revenue Code.

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

At December 31, 2006, the future gross minimum lease commitments with respect to non-cancelable operating leases (including office and equipment leases) with initial terms in excess of one year are as follows:

Lease Commitments

2007	$565,178
2008	255,007
2009	227,447
2010	2,745
2011	—

$1,050,377

Rent expense during 2006, 2005 and 2004 amounted to $623,165, $544,013, and $556,308, respectively. In 2006, 2005 and 2004, rent expense is net of sublease income of $128,850, $97,630, and $97,630, respectively. A sublease agreement expires on March 31, 2007 and is at an annual rate of $97,630. A second sublease entered into March 2006 is for $37,466 annually and expires on December 2009.

Consulting contracts and employment agreements

In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

Dividend restrictions

Dividends may be paid by the Company’s subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 2006, 2005 or 2004.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

have been consolidated by order of the Court and lead plaintiffs and lead plaintiffs’ counsel have been appointed. An amended complaint was filed in September 2005.

Management intends to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Pharmos, our reputation, profitability, financial condition, cash flows and share price could be adversely affected.

In addition, two purported shareholders of Pharmos common stock commenced derivative actions in 2005 against our directors and against certain current and former officers. The first derivative lawsuit was commenced in February 2005 in the U.S. District Court for the District of New Jersey, and was consolidated for pretrial purposes with the class actions. An amended complaint in the federal derivative lawsuit was filed in September 2005. The second was filed in April 2005 in the Superior Court of New Jersey, County of Middlesex. An amended complaint in the state court case was filed in November 2005. An agreement was subsequently reached to settle both of the derivative cases. The settlement provides for the adoption by the Company of certain changes to its corporate governance charters and Board of Directors committee documents and for the payment by the Company's insurer of attorneys' fees and expenses to plaintiffs' counsel not to exceed $265,000. The settlement was approved by the federal court on February 8, 2007.

15.	Employee Benefit Plans

The Company has a 401-K defined contribution profit-sharing plan covering its’ U.S. employees. Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $46,080, $49,132, and $58,926 in 2006, 2005 and 2004, respectively.

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

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company’s administration operations are maintained in the United States. The Company’s chief operating decision makers use measurements aggregated at the entity-wide level to manage the business. Reflected in the amounts below are intercompany billings from Israel to the United States for research and development activity.

Geographic information for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Net loss
United States	$(34,848,770)	$(2,709,593)	$(21,545,126)
Israel	(288,199)	(220,279)	(422,641)

	$(35,136,969)	$(2,929,872)	$(21,967,767)

Total assets
United States	$25,245,098	$45,752,574	$53,352,426
Israel	3,148,240	3,238,198	4,312,416

	$28,393,338	$48,990,772	$57,664,842

Long lived assets, net
United States	$38,368	$86,505	$120,931
Israel	555,089	656,355	849,647

	$593,457	$742,860	$987,451

Capital expenditures, net
United States	$1,155	$8,401	$124,860
Israel	164,211	128,821	185,186

	$165,366	$137,222	$310,046

Pharmos Corporation
Notes to Consolidated Financial Statements

17.	Quarterly Information (Unaudited)

Year ended December 31, 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating Expenses[1]	$3,458,184	$4,596,064	$4,730,287	$24,757,984
Loss from Operations	(3,458,184)	(4,596,064)	(4,730,287)	(24,757,984)
Other income	455,498	497,688	488,734	350,855
Net loss [3]	$(3,002,686)	$(4,098,376)	$(4,241,553)	$(23,794,354)
Net loss per share – basic and diluted*	$(.16)	$(.21)	$(.22)	$(1.00)

Year ended December 31, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating Expenses	$4,394,699	$3,663,505	$3,718,286	$3,932,398
Loss from Operations	(4,394,699)	(3,663,505)	(3,718,286)	(3,932,398)
Other income[2]	11,072,226	325,067	425,610	465,479
Net income (loss)[3]	$6,677,527	$(3,338,438)	$(3,292,675)	$(2,976,286)
Net income (loss) per share – basic and diluted*	$.35	$(.18)	$(.17)	$(.16)

*	The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

1.

Fluctuations within operating expenses are primarily related to expenses with clinical trials and the timing of the receipt of grants and the acquisition of Vela in process research and development expenses in the fourth quarter of 2006.

2.	Includes a $10.7 million milestone payment (net) related to the sale of the ophthalmic product line in first quarter 2005.

3.	Includes the sale of the NJ Net Operating Losses in the fourth quarters of 2006 and 2005 of $612,775, and $490,634, respectively.