Form 10-Q
period 2007-03-31
PHARMOS CORP
filed 2007-05-10
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
Yes ☒ No ☐.

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒ .

As of May 7, 2007, the Registrant had outstanding 25,603,759 shares of its $.03 par value Common Stock.

Part I. Financial Information

Item 1 Financial Statements

PHARMOS CORPORATION
(Unaudited)
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006

Assets
Cash and cash equivalents	$9,319,810	$12,757,013
Short-term investments	12,761,286	13,172,673
Restricted cash	83,838	82,926
Research and development grants receivable	588,380	297,865
Prepaid expenses and other current assets	597,069	424,658

Total current assets	23,350,383	26,735,135

Fixed assets, net	613,922	593,457
Restricted cash	64,209	63,922
Severance pay funded	853,909	975,810
Other assets	24,264	25,014

Total assets	$24,906,687	$28,393,338

Liabilities and Shareholders’ Equity
Accounts payable	$1,366,657	$663,192
Accrued expenses	899,366	889,783
Warrant liability	—	11,435
Accrued wages and other compensation	1,028,766	1,002,572

Total current liabilities	3,294,789	2,566,982

Other liabilities	30,851	77,682
Severance pay	1,261,977	1,320,624

Total liabilities	4,587,617	3,965,288

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding
Common stock, $.03 par value; 60,000,000 shares authorized, 25,603,759 and 25,565,784	—	—
issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	768,112	766,973
Paid-in capital in excess of par	205,343,007	204,700,030
Accumulated deficit	(185,791,623)	(181,038,527)
Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	20,319,070	24,428,050

Total liabilities and shareholders’ equity	$24,906,687	$28,393,338

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
(Unaudited)
Consolidated Statements of Operations

	Three months ended March 31,

	2007	2006

Expenses
Research and development, gross	$2,906,739	$1,867,114
Grants	(336,641)	(300,635)

Research and development, net of grants	2,570,098	1,566,479
General and administrative	2,460,696	1,813,221
Depreciation and amortization	69,568	78,484

Total operating expenses	5,100,362	3,458,184

Loss from operations	(5,100,362)	(3,458,184)

Other income (expense)
Interest income	330,158	465,704
Change in value of warrants	—	14,104
Other (expense) income	17,109	(24,310)

Other income, net	347,267	455,498

Net income (loss)	($4,753,095)	($3,002,686)

Net income (loss) per share
- basic and diluted	($0.19)	($0.16)

Weighted average shares outstanding
- basic and diluted	25,563,367	19,037,628

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(4,753,095)	$(3,002,686)

Adjustments to reconcile net income (loss) loss to net cash used in operating activities:
Depreciation and amortization	69,568	78,484
Provision for severance pay	(58,647)	90,102
Change in the value of warrants	(11,435)	(14,104)
Stock based compensation	538,272	219,957
Amortization of restricted shares issuance	105,845	264,712
Changes in operating assets and liabilities:
Research and development grants receivable	(290,515)	(218,716)
Prepaid expenses and other current assets	(172,411)	(940,937)
Other assets	750	—
Accounts payable	703,465	41,876
Accrued expenses	9,583	(39,783)
Accrued wages and other compensation	26,194	(39,924)
Other liabilities	(46,833)	11,342

Net cash used in operating activities	(3,879,259)	(3,549,677)

Cash flows from investing activities
Purchases of fixed assets	(90,033)	(96,097)
Costs associated with acquisition of Vela Pharmaceuticals	—	(741,468)
Purchase of short-term investments	(6,661,286)	(2,929,485)
Proceeds from sale of short-term investments	7,072,673	2,200,000
Severance pay funding	121,901	(31,555)
Increase in restricted cash	(1,199)	(958)

Net cash provided by (used in) investing activities	442,056	(1,599,563)

Cash flows from financing activities	—	—

Net decrease in cash and cash equivalents	(3,437,203)	(5,149,240)

Cash and cash equivalents at beginning of year	12,757,013	10,289,127

Cash and cash equivalents at end of period	$9,319,810	$5,139,887

Supplemental information:
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

1. The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of diseases of the nervous system, including disorders of the brain-gut axis (e.g., IBS), with a focus on pain/inflammation, and autoimmune disorders. The Company’s most advanced product, dextofisopam, produced a statistically significant greater number of months of adequate relief over placebo in a Phase 2a clinical trial in IBS (n=141, p=0.033). The Company plans to initiate a Phase 2b study in mid-2007.

The Company’s core proprietary discovery platform focuses on synthetic cannabinoid compounds. Cannabinor, the initial CB2-selective receptor agonist candidate, has completed two Phase 2a clinical trials for pain relief with an intravenous (IV) formulation. In January 2007, Pharmos reported that in the first of these studies intravenous (i.v.) Cannabinor was generally safe and well tolerated, but failed to meet the primary endpoint of reversing capsaicin-induced pain. The Company subsequently noted that analysis of additional endpoints of heat-induced and pressure-induced pain indicates that i.v. Cannabinor does in fact exhibit a statistically significant systemic analgesic effect compared to placebo. In April 2007, Pharmos reported that the lowest dose of Cannabinor (12mg) produced a statistical significant decrease in pain versus placebo as in subjects undergoing third molar dental extraction model, but that this effect was not seen in the higher dose groups (24mg and 48 mg). This is an unexpected pattern of results and the Company continues to explore possible explanations. An oral form of Cannabinor has completed preclinical testing.

The Company’s NanoEmulsion (NE) drug delivery system, a proprietary asset derived from our formulation expertise, completed a second Phase I trial in 2006 that confirmed the safety, and tolerability as well as low systemic exposure of a more optimized NE diclofenac cream formulation. In mid 2007, the Company expects to initiate a Phase IIa trial in Osteoarthritis patients with this delivery technology for topical application of analgesic and anti-inflammatory agents. The NanoEmulsion technology has demonstrated additional potential applications, including vaccine formulation as well as targeted delivery of local anesthetics and antifungal drugs.

Pharmos’ cannabinoid research is geared toward development of selective and specific CB2 receptor agonists. Because they have little affinity for the CNS-located CB1 receptor, CB2-selective and -specific agonists lack the unwanted psychotropic side effects of many natural cannabinoids. By activating CB2 receptors, CB2 agonists inhibit autoimmune and inflammatory processes, and are likely to be useful for treating pain, autoimmune, inflammatory and degenerative disorders.

Other compounds in Pharmos’ pipeline are in pre-clinical studies and are targeted as potential treatments for inflammatory bowel disease, pain, multiple sclerosis, rheumatoid arthritis and other disorders.

The Company has corporate offices in Iselin, New Jersey and conducts research and discovery through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2. Liquidity and Business Risks

The Company was not profitable in 2002 through 2006 and through the first quarter of 2007. At March 31, 2007, the Company had an accumulated deficit of $186 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $22 million as of March 31, 2007, will be sufficient to support the Company’s continuing operations beyond March 31, 2008.

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

3. Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd and Vela Acquisition Corp. All significant intercompany balances and transactions are eliminated in consolidation. The functional currency for Pharmos Ltd is the US dollar.

Reclassifications

The consolidated statement of cash flows for the three months ended March 31, 2006 includes in cash flows from investing activities $(31,555), for the funding of severance payments. In prior filings such payments were included in cash flow used in operating activities. This reclass was recorded in the nine month period ended September 30, 2006 and had no impact on the Consolidated Balance Sheet or Consolidated Statement of Operations for any period.

Research and development grants receivable

As of March 31, 2007 and December 31, 2006, research and development grant receivables consist of grants for research and development from the office of the Chief Scientist in Israel (OCS) relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

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

	March 31, 2007	December 31, 2006

Securities greater than 90 days	$6,661,286	$5,172,673
Auction Rate Securities	6,100,000	8,000,000

Total Short Term Investments	$12,761,286	$13,172,673

Restricted cash

Both short term and long term restricted cash represents deposits held for or by landlords.

Tax Provision

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2007 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Accounting for Uncertainty in Income Taxes (“FIN 48”)

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Pharmos conducts business in the US and Israel and, as a result, files US, New Jersey and Israeli income tax returns. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of March 31, 2007.

Foreign exchange

The Company’s foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other (expense) income. To date, such gains and losses have been insignificant.

Equity based compensation

During the three months ended March 31, 2007 and 2006, the Company recognized equity based compensation expense of $538,272 and $219,957, respectively, for stock options which was recognized in the Statement of Operations. As of March 31, 2007, the total compensation costs related to non-vested awards not yet recognized is $2.6 million which will be recognized over the next three and one-half years.

During the first quarter of fiscal 2007 and 2006, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

March 31, 2007	870,000	$1.70	$1.23
March 31, 2006	676,000	$2.15	$1.67

The 2007 option grants include 200,000 options granted contingent upon the approval by the Company’s shareholders of an increased number of authorized shares in the 2000 Amended and Restated Stock Option Plan.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

4. Vela Pharmaceuticals, Inc. – Pro Forma Disclosure

The Company’s 2006 statement of operations includes the results of operations from Vela from October 26, 2006 forward. The following table presents unaudited pro forma consolidated results of operations for Pharmos for the three months ended March 31, 2006, as though the Vela acquisition was completed as of the beginning of the period.

March 31, 2006

Net loss attributable to common shareholders	$4,487,089

Net loss per share attributable to common shareholders:

Basic and diluted	$(0.18)

Weighted average shares outstanding	25,537,628

5. Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending March 31, 2007 and 2006, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, it was determined that no stock options or warrants as of March 31, 2007 and 2006 were “in the money” and therefore none were considered other potential common stock to be included in the calculation of diluted net earnings per share.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted income (loss) per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income (loss) per share would have been anti-dilutive.

	March 31, 2007	March 31, 2006

Stock options	2,695,705	1,832,809
Warrants	297,739	1,176,310
Restricted stock - non vested	—	63,292

Total potential dilutive securities not included in loss (income) per share	2,993,444	3,072,411

6. Collaborative Agreements

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and former Chief Executive Officer of Pharmos. In the three months ending March 31, 2007, the Company recorded in other income royalties of $897 and $991 respectively, per the licensing agreement with Herbamed.

7. Common Stock Transactions

In the three months ended March 31, 2007 there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans.

During the first quarter of 2007, the Company incurred a non-cash charge of $328,057 for the acceleration of unvested options for Dr. Haim Aviv, Chairman and former Chief Executive Officer.

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreement with Dr. Haim Aviv, Chairman and former Chief Executive Officer. The Company granted a retention award of $300,000 cash and 75,950 restricted stock units to Dr. Aviv (the “Awards”). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance of Dr. Aviv’s Awards shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, are being expensed pro rata over the vesting periods. During the three month period ended March 31, 2007, the Company recorded an expense of approximately $105,844 in connection with the Awards.

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 1,011,765 shares of common stock at a price of $4.25 per share and approximately 200,000 warrants at an exercise price of $6.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, as being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants were being marked to market each reporting period as a gain/loss until exercised or expiration and amounted to $11,435 in income at March 31, 2007.

Upon exercise of each of the warrants, the related liability is reduced by recording an adjustment to additional paid-in-capital.

The fair value of the warrants were being marked to market using the Black-Scholes option-pricing model with the same assumptions as used for the stock options.

8. Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company’s selling operations are maintained in the United States.

Geographic information for the three months ending March 31, 2007 and 2006 are as follows:

	Three months ended March 31,

	2007	2006

Net Loss
United States	$(4,730,868)	$(2,928,140)
Israel	(22,227)	(74,546)

	$(4,753,095)	$(3,002,686)

Capital Expenditures
United States	$6,185	$—
Israel	83,848	96,097

	$90,033	$96,097

Geographic information as of March 31, 2007 and December 31, 2006 are as follows:

	2007	2006

Total Assets
United States	$21,565,053	$25,245,098
Israel	3,341,634	3,148,240

	$24,906,687	$28,393,338

Long Lived Assets, net
United States	$36,230	$38,368
Israel	577,692	555,089

	$613,922	$593,457

9. Legal Proceedings

Class Action Lawsuits

The Company and certain current officers have been named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 and are pending in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 hereunder. The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements regarding the effectiveness of dexanabinol in treating TBI (Traumatic Brain Injury) which had the effect of artificially inflating the price of the Company’s common stock. The complaints seek unspecified damages. These class actions have been consolidated by order of the court and lead plaintiffs and lead plaintiffs’ counsel have been appointed. An amended complaint was filed in September 2005.

Management intends to defend this consolidated class action lawsuit vigorously. However, we cannot assure you that we will prevail in this action, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

Both of the previously disclosed derivative lawsuits (which alleged, generally, breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions) have been settled, court approval has been obtained, the settlements are final and the cases have been dismissed with prejudice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10Q contains information that may constitute “forward-looking statements.” The use of words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” on Form 10K for 2006 and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Executive Summary

Pharmos Corporation is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of indications including pain, inflammation, autoimmunity and select central nervous system (CNS) disorders. We have a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. The Company’s lead product, Dextofisopam, has completed Phase 2a testing in irritable bowel syndrome (IBS), with positive effect on the primary efficacy endpoint of mean months of adequate relief (n=141, p=0.033). The Company plans to initiate a Phase 2b study of Dextofisopam for the treatment of IBS in mid 2007. Dextofisopam, a non-serotonergic agent, is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS.

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

•

Pharmaceutical formulation expertise, which has provided additional opportunities for developing novel drug delivery systems which can be employed both for internal programs in pain and inflammation and which also provide partnering opportunities for areas outside of our therapeutic focus

The Company’s discovery efforts are focused primarily on CB2-selective compounds which are small molecule cannabinoid receptor agonists that bind preferentially to CB2 receptors found primarily in peripheral immune cells. Cannabinor, the lead CB2-selective receptor agonist candidate, has completed two Phase IIa trials in pain indications with an intravenous (IV) formulation. Other compounds from Pharmos’ proprietary synthetic cannabinoid library are in pre-clinical studies targeting nociceptive, neuropathic and visceral pain, as well as autoimmune diseases, including multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease.

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

The Company’s NanoEmulsion (NE) drug delivery system, a proprietary asset derived from our formulation expertise was tested in a Phase I trial in 2006. The data confirmed the safety, and tolerability as well as low systemic exposure of a more optimized NE diclofenac cream formulation. In mid 2007, the Company expects to initiate a Phase IIa trial in osteoarthritis patients with this delivery technology for topical application of analgesic and anti-inflammatory agents. The NanoEmulsion technology has demonstrated additional potential applications, including vaccine formulation as well as targeted delivery of local anesthetics and antifungal drugs. The Company is interested in partnering this technology in these areas.

Depending when resources allow, the Company may acquire later stage product candidates for treating diseases in line with its research and development expertise and targeted areas of interest, including pain, gastrointestinal inflammation, autoimmunity and select CNS disorders.

The Company continues to refine its commercialization and business development strategy with the intention of capitalizing on internal resources through strategic alliances and scientific and academic collaborations, out-licensing and co-development opportunities, as well as balancing the portfolio with strategic acquisitions and in-licensing opportunities.

2007 Strategy and Operating Plan

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

We have a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. To complement our own drug development platforms, the Company periodically evaluates expanding its portfolio of internally developed products with either in-licensed products or acquisitions in selected related therapeutic areas. Also, we seek to enter into targeted strategic alliances/scientific collaborations with established pharmaceutical companies to complete development and commercialization of selected products. The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus.

Pharmos’ lead product, Dextofisopam, has completed a double-blind, placebo-controlled Phase 2a study in patients with diarrhea-predominant or alternating IBS. In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo on the primary efficacy endpoint (n=141, p=0.033) of adequate relief, suggesting that Dextofisopam has the potential to become a novel firstline treatment for IBS. Pharmos plans to initiate a Phase 2b trial in mid 2007. Dextofisopam is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. It binds to specific receptors in areas of the brain affecting autonomic function, including gastrointestinal (GI) function. Unlike 5-HT3 or 5-HT4 IBS therapies currently available, both of which have significant safety concerns, Dextofisopam’s novel non-serotonergic, brain-gut mechanism offers a unique and innovative approach to IBS treatment.

In research efforts over the past decade, the Company has developed a significant expertise in cannabinoid biology and chemistry, and has generated significant know-how and an intellectual property estate pertaining to multiple areas of cannabinoid biology. The Company is focusing its preclinical research efforts in CB2-selective cannabinoids, and has generated both clinical-stage drugs and late preclinical compounds which appear promising in preclinical testing. From the CB2-selective portfolio of compounds, Cannabinor is the most advanced, having begun its clinical development in 2005 using an intravenously delivered formulation and completed a Phase I safety study in January of 2006. A Phase IIa clinical study in subjects exposed to experimentally-induced forms of pain was completed in January 2007. Although Cannabinor did not meet the primary endpoint of an analgesic effect compared to placebo against capsaicin-induced pain, it did have a statistically significant advantage over placebo in attenuating the pain induced by punctuate pressure and heat. In addition, this trial confirmed safety and tolerability observed in previous studies. In April 2007, the Company completed a Phase IIa trial of Cannabinor in patients experiencing nociceptive pain from 3rd molar extraction. The lowest dose of Cannabinor (12mg) produced a statistically significant decrease in pain versus placebo as measured by the primary endpoint, but this drug effect was not seen in the higher dose groups (24mg and 48 mg). This is an unexpected pattern of results and the Company continues to explore possible explanations.

Pharmos is conducting a clinical program to develop its proprietary NanoEmulsion (NE) drug delivery technology applied to a widely approved and used non-steroidal anti-inflammatory (NSAID) drug-diclofenac. Two Phase I studies in healthy volunteers have been completed and confirmed the safety and tolerability as well as the low systemic exposure of a diclofenac NE topical cream. The Company plans to initiate a Phase IIa clinical trial in osteoarthritis patients in mid 2007 to evaluate the analgesic effects of the topical NE cream form of diclofenac.

The results for the three months ended March 31, 2007 and 2006 were a net loss of $4.8 million and $3.0 million respectively. On a loss per share basis, this equates to $(0.19) and $(0.16) respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of March 31, 2007, the Company’s accumulated deficit was approximately $185.8 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products.

Results of Operations
Three Months ended March 31, 2007 and 2006

Total operating expenses for the first quarter of 2007 increased by $1,642,178 or 47%, from $3,458,184 in 2006 to $5,100,362 in 2007.

During the quarter, the Company conducted clinical trials on its intravenously delivered Cannabinor drug candidate for pain. Two Phase 2a studies were conducted, one with 24 patients for experimentally-inducted pain and one for acute pain with 100 patients. The experimentally-induced pain trial results were announced in January 2007 and the acute pain results in April 2007.

Additional research and development expenses were incurred during the quarter in preparing for a Phase 2a clinical trial with NanoEmulsion for Osteoarthritis pain. This trial is targeted to commence in mid 2007. During the quarter the Company continued to conduct basic research and discovery to identify new and potentially more potent, CB2 agonists.

The Company’s Dextofisopam Phase 2b trial is planned to commence mid 2007 involving about 50 sites with 480 patients. Costs of $0.9 million incurred during the quarter were for planning with the CRO that will manage the trial, site selection and evaluation visits, investigator meeting preparations and commitments and CMC packaging of the clinical trial supplies. Dextofisopam was one of the compounds the Company obtained through the acquisition of Vela Pharmaceuticals Inc which closed on October 25, 2006. The continued development of this compound through late stage clinical testing will significantly increase the research and development expenses going forward.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. Cannabinor was in Phase II at the end of the first quarter. During the first quarter of 2007, the gross cost of development and review was approximately $0.8 million. Total costs since the Cannabinor project entered Phase II development in 2006 through March 31, 2007 were $3.3 million.

Gross expenses for other research and development projects in early stages of development for the first quarter of 2007 and 2006 were $1,235,281 and $1,130,495, respectively. Research & development (R&D) gross expenses increased by $1,039,625 or 56% from $1,867,114 to $2,906,739 in 2007, related to higher clinical study activities over 2006. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $336,641and $300,635 during the first quarter of 2007 and 2006, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, increased by $1,003,619 or 64%, from $1,566,479 in 2006 to $2,570,098 in 2007.

General and administrative expenses for the first quarter of 2007 increased by $647,475, or 36%, from $1,813,221 in 2006 to $2,460,696. The increase primarily reflects contractual payment obligations of $646,000 associated with the retirement of the Company’s former chief executive officer. Professional fees increased by $156,085 resulting from additional legal and recruitment services. The increase in professional fees is offset by reductions in investor relation costs of $55,901 and a reduction in insurance costs of $99,898 reflecting favorable renewal rates and reduced policy coverage levels.

Depreciation and amortization expenses decreased by $8,916, or 11%, from $78,484 in 2006 to $69,568 in 2007. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense) net, decreased by $108,231 from $455,498 in 2006 to $347,267 in 2007. The majority of the decrease is from decreased interest income from a decline in cash, cash equivalents and short term investments. During the quarter, the Company recorded, in other income, royalties of $897 compared with $991 in 2006 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s Chairman and former CEO.

No tax provision is required at this time since the company expects to be in a tax loss position at year-end December 31, 2007 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $185.8 million at March 31, 2007. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company’s liquidity and financial position on March 31, 2007, and on December 31, 2006:

	March 31, 2007	December 31, 2006

Working capital	$20,055,594	$24,168,153

Cash and cash equivalents	$9,319,810	$12,757,013

Short term investments	$12,761,286	$13,172,673

Total cash, cash equivalents and short term investments	$22,081,096	$25,929,686

Current working capital position

As of March 31, 2007, the Company had working capital of $20.0 million consisting of current assets of $23.3 million and current liabilities of $3.3 million. This represents a decrease of $4.2 million from its working capital of $24.2 million on current assets of $26.7 million and current liabilities of $2.5 million as of December 31, 2006. This decrease in working capital of $4.2 million was principally associated with the funding of R&D and G&A activities.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $22.0 million as of March 31, 2007, will be sufficient to support the Company’s continuing operations beyond March 31, 2008. The Company routinely pursues various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

Cash

At March 31, 2007, cash and cash equivalents totaled $9.3 million. At December 31, 2006 cash and cash equivalents totaled $12.8 million. This net decrease in cash of $3.5 million was due to the net conversion of $0.4 million of short term investments into cash, $4.0 million for normal operating requirements and $0.1 million for capital expenditures. The cash, cash equivalents short term investments will be used to fund Research & Development activities.

Operating activities

Net cash used in operating activities for the first quarter of 2007 was $3.9 million compared to net cash used of $3.5 million for the first quarter of 2006. The increase in cash used of $0.4 million is primarily due to higher R&D spending related to the initiation of the Dextofisopam Phase IIb trial in the first quarter of 2007.

Investing activities

During the first quarter of 2007, the Company had a net investment proceeds in short term investments of $0.4 million, fixed asset purchases of $0.1 million and a severance pay funding benefit of $0.1 million

Capital expenditures for property, plant and equipment for the three months ended March 31, 2007 and 2006 totaled approximately $90,000 and $96,000, respectively for normal replacements and improvements.

Financing activities

There were no financing activities in the first quarter of 2007 or 2006.

Commitment and Contingencies

As of March 31, 2007, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Undetermined

Operating Leases	$887,948	$485,995	$401,953	$0	$—	$—
Other long-term liabilities reflected on our balance sheet*	1,261,977	—	—	—	—	1,261,977
Other Commitments**	150,000	150,000	—	—	—	—

Total	$2,299,925	$635,995	$401,953	$0	$—	$1,261,977

*

Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $853,909.

**

Represents cash portion of the September 2004 Retention Award Agreement given to the CEO. The Company has accrued $150,000 through March 31, 2007. This was paid to Dr. Aviv in early April 2007 in conjunction with his March 31, 2007 retirement.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.  The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

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

Item 4T. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos’ Chief Executive Officer and Chief Financial Officer and several other members of Pharmos’ senior management at March 31, 2007. Based on this evaluation, Pharmos’ Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, Pharmos’ disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management intends to defend this consolidated class action lawsuit vigorously. However, we cannot assure you that we will prevail in this action, and, if the outcome is unfavorable to Pharmos, our reputation, profitability and share price could be adversely affected.

Both of the previously disclosed derivative lawsuits (which alleged, generally, breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions) have been settled, court approval has been obtained, the settlements are final and the cases have been dismissed with prejudice.

Item 1A Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	NONE

Item 3 Defaults upon Senior Securities	NONE

Item 4 Submission of Matters to Vote of Security Holders	NONE

Item 5 Other Information	NONE

Item 6 Exhibits

Number	Exhibit

10.1

Employment Agreement between Pharmos Corporation and Elkan R. Gamzu, dated as of March 20, 2007 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed March 26, 2007).

10.2	Letter Agreement between Pharmos Corporation and Haim Aviv, dated March 20, 2007 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed March 26, 2007).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Dated: May 10, 2007
	by:	/s/ S. Colin Neill

S. Colin Neill
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)