Form 10-Q
period 2007-06-30
PHARMOS CORP
filed 2007-08-08
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
Yes   ☐    No    ☒.

As of August 1, 2007, the Registrant had outstanding 25,603,759 shares of its $.03 par value Common Stock.

Part I. Financial Information

Item 1 Financial Statements

PHARMOS CORPORATION
(Unaudited)
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006

Assets
Cash and cash equivalents	$12,131,642	$12,757,013
Short-term investments	5,114,366	13,172,673
Restricted cash	84,805	82,926
Research and development grants receivable	15,676	297,865
Prepaid expenses and other current assets	533,361	424,658

Total current assets	17,879,850	26,735,135

Fixed assets, net	507,807	593,457
Restricted cash	64,487	63,922
Severance pay funded	837,779	975,810
Other assets	18,946	25,014

Total assets	$19,308,869	$28,393,338

Liabilities and Shareholders’ Equity
Accounts payable	$960,840	$663,192
Accrued expenses	595,082	889,783
Warrant liability	—	11,435
Accrued wages and other compensation	668,145	1,002,572

Total current liabilities	2,224,067	2,566,982

Other liabilities	18,960	77,682
Severance pay	1,203,275	1,320,624

Total liabilities	3,446,302	3,965,288

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding Common stock, $.03 par value; 60,000,000 shares authorized, 25,603,759 and 25,565,784 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	768,112	766,973
Paid-in capital in excess of par	205,523,907	204,700,030
Accumulated deficit	(190,429,026)	(181,038,527)
Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	15,862,567	24,428,050

Total liabilities and shareholders’ equity	$19,308,869	$28,393,338

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
(Unaudited)
Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Expenses
Research and development, gross	$3,667,030	$2,381,974	$6,573,769	$4,249,088
Grants	(194,308)	(367,626)	(530,949)	(668,261)

Research and development, net of grants	3,472,722	2,014,348	6,042,820	3,580,827

General and administrative	1,337,435	2,495,322	3,798,131	4,308,543
Depreciation and amortization	67,067	86,394	136,635	164,878

Total operating expenses	4,877,224	4,596,064	9,977,586	8,054,248

Loss from operations	(4,877,224)	(4,596,064)	(9,977,586)	(8,054,248)

Other income (expense)
Interest income	264,720	458,626	594,878	924,330
Change in value of warrants	—	7,624	—	21,728
Other (expense) income	(24,899)	31,438	(7,790)	7,128

Other income, net	239,821	497,688	587,088	953,186

Net loss	($4,637,403)	($4,098,376)	($9,390,498)	$(7,101,062)

Net loss per share
- basic and diluted	($0.18)	($0.21)	($0.37)	($0.37)

Weighted average shares outstanding
- basic and diluted	25,600,920	19,062,389	25,582,247	19,050,077

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(9,390,498)	$(7,101,062)

Adjustments to reconcile net income (loss) loss to net cash used in operating activities:
Depreciation and amortization	136,635	164,878
Provision for severance pay	(117,349)	175,051
Change in the value of warrants	(11,435)	(21,728)
Stock based compensation	719,172	499,014
Amortization of restricted shares issuance	105,845	317,658
Gain of disposition of fixed assets	(14,699)	—
Changes in operating assets and liabilities:
Research and development grants receivable	282,189	295,407
Prepaid expenses and other current assets	(108,703)	(188,696)
Other assets	6,068	—
Accounts payable	297,648	192,496
Accrued expenses	(294,701)	353,557
Accrued wages and other compensation	(334,427)	(201,563)
Other liabilities	(58,724)	(74,374)

Net cash used in operating activities	(8,782,979)	(5,589,362)

Cash flows from investing activities
Purchases of fixed assets	(131,775)	(130,303)
Proceeds from disposition of fixed assets	95,489	—
Costs associated with acquisition of Vela Pharmaceuticals	—	(832,924)
Purchase of short-term investments	(6,661,286)	(14,468,196)
Proceeds from sale of short-term investments	14,719,593	25,218,816
Severance pay funding	138,031	(97,744)
Increase in restricted cash	(2,444)	(2,039)

Net cash provided by investing activities	8,157,608	9,687,610

Cash flows from financing activities	—	—

Net (decrease)/increase in cash and cash equivalents	(625,371)	4,098,248

Cash and cash equivalents at beginning of year	12,757,013	10,289,127

Cash and cash equivalents at end of period	$12,131,642	$14,387,375

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

1. The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of diseases of the nervous system, including disorders of the brain-gut axis (e.g., Irritable Bowel Syndrome (IBS), with a focus on pain/inflammation, and autoimmune disorders. The Company’s most advanced product, dextofisopam, produced a statistically significant greater number of months of adequate relief over placebo in a Phase 2a clinical trial in IBS (n=141, p=0.033). On June 20, 2007 the Company announced patient screening had commenced in its Phase 2b clinical trial of dextofisopam, which is expected to enroll approximately 480 female patients with diarrhea-predominant or alternating irritable bowel syndrome (d- and a-IBS). IBS is a chronic and sometimes debilitating condition that affects roughly 10%-15% of U.S. adults and is two to three times more prevalent in women than men. With an absence of safe and effective available therapies, dextofisopam’s novel non-serotonergic brain-gut mechanism holds the potential for a unique and innovative treatment approach to d- and a-IBS.

The Company’s NanoEmulsion (NE) drug delivery system, a proprietary asset derived from our formulation expertise, completed a second Phase I trial in 2006 that confirmed the safety, and tolerability as well as low systemic exposure of a more optimized NE diclofenac cream formulation. On June 27, 2007 the Company announced that patient screening had commenced in its Phase 2a clinical trial of its topical NanoEmulsion (NE) drug delivery technology formulated with 3% diclofenac. The trial will compare the safety and analgesic efficacy of the diclofenac NE cream with placebo in approximately 126 subjects with knee osteoarthritis (OA). OA affects approximately 12% of U.S. adults, a significant portion of who are not treated pharmacologically due to side effects associated with the commonly used oral treatments. A site-specific, topical diclofenac product that could deliver a high drug concentration to the affected joint with minimal systemic exposure could reduce the risk of treatment-limiting side effects while maintaining the analgesic effect.

The Company’s core proprietary discovery platform focuses on synthetic cannabinoid compounds. Cannabinor, the initial CB2-selective receptor agonist candidate, has completed two Phase 2a clinical trials for pain relief with an intravenous (IV) formulation. In January 2007, Pharmos reported that in the first of these studies intravenous (i.v.) Cannabinor was generally safe and well tolerated, but failed to meet the primary endpoint of reversing capsaicin-induced pain. The Company subsequently noted that analysis of additional endpoints of heat-induced and pressure-induced pain indicated that i.v. Cannabinor does in fact exhibit a statistically significant systemic analgesic effect compared to placebo. In April 2007, Pharmos reported that the lowest dose of Cannabinor (12mg) produced a statistical significant decrease in pain versus placebo as in subjects undergoing third molar dental extraction model, but that this effect was not seen in the higher dose groups (24mg and 48 mg). This is an unexpected pattern of results and as such the Company has determined that it will not continue with the development of Cannabinor at this time, but will focus resources on other CB2 compounds that have better potential. Cannabinor will be available for outlicensing.

Pharmos’ cannabinoid research is geared toward development of selective and specific CB2 receptor agonists. Because they have little affinity for the CNS-located CB1 receptor, CB2-selective and specific agonists lack the unwanted psychotropic side effects of many natural cannabinoids. By activating CB2 receptors, CB2 agonists inhibit autoimmune and inflammatory processes, and are likely to be useful for treating pain, autoimmune, inflammatory and degenerative disorders.

Other compounds in Pharmos’ pipeline are in pre-clinical studies and are targeted as potential treatments for inflammatory bowel disease, pain, multiple sclerosis, rheumatoid arthritis and other disorders.

As described in more detail under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on August 6, 2007 the Board of Pharmos approved a detailed restructuring and cost reduction plan for the Company’s operations in Israel. The plan involves a workforce reduction from 41 employees to 23 employees. Certain key functions that were previously conducted on site will be outsourced and certain equipment will be sold or leased to third parties.

The Company has corporate offices in Iselin, New Jersey and conducts research, discovery and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2. Liquidity and Business Risks

The Company was not profitable from 2002 through June 30, 2007. At June 30, 2007, the Company had an accumulated deficit of $190 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $17 million as of June 30, 2007, will be sufficient to support the Company’s continuing operations beyond June 30, 2008.

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

3. Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd and Vela Acquisition Corp. All significant intercompany balances and transactions are eliminated in consolidation. The functional currency for Pharmos Ltd. is the US dollar.

Reclassifications

The consolidated statement of cash flows for the six months ended June 30, 2006 includes in cash flows from investing activities $(97,744), for the funding of severance payments. In prior filings such payments were included in cash flow used in operating activities. This reclass was recorded in the nine month period ended September 30, 2006 and had no impact on the Consolidated Balance Sheet or Consolidated Statement of Operations for any period.

Research and development grants receivable

As of June 30, 2007 and December 31, 2006, research and development grant receivables consist of grants for research and development from the office of the Chief Scientist in Israel (OCS) relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

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

	June 30, 2007	December 31, 2006

Securities greater than 90 days	$2,714,366	$5,172,673
Auction Rate Securities	2,400,000	8,000,000

Total Short Term Investments	$5,114,366	$13,172,673

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

Accounting for Uncertainty in Income Taxes (“FIN 48”)

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Pharmos conducts business in the US and Israel and, as a result, files US, New Jersey and Israeli income tax returns. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of June 30, 2007.

Foreign exchange

The Company’s foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other (expense) income. To date, such gains and losses have been insignificant.

Equity based compensation

During the six months ended June 30, 2007 and 2006, the Company recognized equity based compensation expense of $719,172 and $499,014, respectively, for stock options which was recognized in the Statement of Operations. As of June 30, 2007, the total compensation costs related to non-vested awards not yet recognized is $2.2 million which will be recognized over the next three and one-quarter years.

During the six months ended June 30, 2007 and 2006, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

June 30, 2007	870,000	$1.70	$1.23
June 30, 2006	676,000	$2.15	$1.67

The 2007 option grants include 200,000 options granted contingent upon the approval by the Company’s shareholders of an increased number of authorized shares in the 2000 Amended and Restated Stock Option Plan.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-

value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards “(FAS) No. 159”, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” “(FAS No. 159)”, which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. The Company is in the process of evaluating the expected impact of EITF 07-03 on its financial position and results of operations following adoption.

4. Vela Pharmaceuticals, Inc.

The Company’s 2006 statement of operations includes the results of operations from Vela from October 26, 2006 forward. The following table presents unaudited pro forma consolidated results of operations for Pharmos for the six months ended June 30, 2006, as though the Vela acquisition was completed as of the beginning of the period.

June 30, 2006

Net loss attributable to common shareholders	$(9,695,545)

Net loss per share attributable to common shareholders:

Basic and diluted	$(0.38)

Weighted average shares outstanding	25,550,077

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of dextofisopam.

The $1.0 million cash milestone payable when the first patient enrolled in the Phase 2b trial was paid on June 26, 2007 as that milestone was achieved in the second quarter of 2007. Such amount was included in research and development expense (net).

The remaining milestones are as follows:

•	$1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial

•	$2 million cash + 2.25 million shares: Successful completion of Phase 2b

•	$2 million + 2 million shares: NDA submission

•	$2 million cash +2.25 million shares: FDA approval

•	1 million shares: Approval to market in Europe or Japan

•	4 million shares: $100 million sales of dextofisopam, when and if approved, in any 12-month period

5. Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending June 30, 2007 and 2006, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, it was determined that no stock options or warrants as of June 30, 2007 and 2006 were “in the money” and therefore none were considered other potential common stock to be included in the calculation of diluted net loss per share.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income (loss) per share would have been anti-dilutive.

	June 30, 2007	June 30, 2006

Stock options	2,537,211	1,776,361
Warrants	297,739	1,176,310
Restricted stock - non vested	—	63,292

Total potential dilutive securities not included in loss per share	2,834,950	3,015,963

6. Collaborative Agreements

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and former Chief Executive Officer of Pharmos. In the three and six months ending June 30, 2007, the Company recorded in other income royalties of $1,155 and $2,052 compared with $657 and $1,648 for the same periods in 2006, respectively, per the licensing agreement with Herbamed.

7. Common Stock Transactions

In the six months ended June 30, 2007 there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans.

During the first quarter of 2007, the Company incurred a non-cash charge of $328,057 for the acceleration of unvested options for Dr. Haim Aviv, Chairman and former Chief Executive Officer.

On September 6, 2004, the Board of Directors approved, and Pharmos entered into, a Retention Award Agreement with Dr. Haim Aviv, Chairman and former Chief Executive Officer. The Company granted a retention award of $300,000 cash and 75,950 restricted stock units to Dr. Aviv (the “Awards”). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance of Dr. Aviv’s Awards were to vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. The Company accelerated the vesting of Dr. Aviv’s remaining unvested Awards to March 31, 2007 in connection with his retirement on that date as Chief Executive Officer. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, were expensed pro rata over the vesting periods. During the three month period ended March 31, 2007, the Company recorded an expense of approximately $105,844 in connection with the Awards.

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 1,011,765 shares of common stock at a price of $4.25 per share and approximately 200,000 warrants at an exercise price of $6.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, as being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants were being marked to market each reporting period as a gain/loss until exercised or expiration and amounted to $11,435 of income through March 31, 2007. Upon exercise of each of the warrants, the related liability is reduced by recording an adjustment to additional paid-in-capital.

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

Geographic information for the three and six months ending June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Net (loss) income
United States	$(4,311,033)	$(4,082,194)	$(9,041,901)	$(7,010,335)
Israel	(326,370)	(16,182)	(348,597)	(90,727)

	$(4,637,403)	$(4,098,376)	$(9,390,498)	$(7,101,062)

Capital Expenditures
United States	$2,914	$—	$9,100	$—
Israel	38,826	34,206	122,675	130,303

	$41,740	$34,206	$131,775	$130,303

Geographic information as of June 30, 2007 and December 31, 2006 are as follows:

	2007	2006

Total Assets
United States	$16,112,136	$25,245,098
Israel	3,196,733	3,148,240

	$19,308,869	$28,393,338

Long Lived Assets, net
United States	$30,499	$38,368
Israel	477,308	555,089

	$507,807	$593,457

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

On May 31, 2007, the Company entered into an agreement with plaintiffs to settle the class action lawsuits that commenced starting in January 2005 and are currently pending in the U.S. District Court for the District of New Jersey. The lawsuits relate to statements purportedly made by Pharmos and its officers regarding the effectiveness of dexanabinol in treating traumatic brain injury.

The settlement, which is covered in its entirety by Pharmos’ insurance, has been reached with no admission of liability by any party and has been entered into to avoid costly and time consuming litigation by all parties. The parties agreed to seek the required court approvals of the settlement and filed the settlement documents with the Court on June 4, 2007. On July 18, 2007, the Court granted preliminary approval of the settlement. The settlement is subject to final court approval. There is no assurance that the settlement will be approved by the Court.

Both of the previously disclosed derivative lawsuits (which alleged, generally, breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions) have been settled, court approval has been obtained, the settlements are final and the cases have been dismissed with prejudice.

10. Related Party Transaction

Pursuant to the retirement agreement with the Company, the Chairman and former CEO acquired his corporate automobile on June 30, 2007 for $31,008. The automobile’s fair market value as of June 2007 was $64,599 and its depreciated cost as of the June 30, 2007 was $68,278. The discounted benefit of $33,591 was included in general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains information that may constitute “forward-looking statements.” The use of words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006 and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Executive Summary of 2007 Strategy and Operating Plan

Pharmos’ business is the discovery and development of novel therapeutics to treat a range of indications including specific diseases of the nervous system such as disorders of the “brain-gut” axis, pain/inflammation and autoimmune disorders. The Company’s core proprietary technology platform focuses on discovery and development of synthetic cannabinoid compounds with a focus on cannabinoid2 (CB2) receptor-selective agonists. The Company has a portfolio of drug candidates and compounds in various development stages, including clinical, preclinical and discovery. Pharmos is also working to commercialize its proprietary NanoEmulsion (NE) drug delivery system, which is in clinical-stage development for topical application of analgesic and anti-inflammatory agents. To complement our own drug development platforms, the Company periodically evaluates expanding its portfolio of internally developed products with either in-licensed products or acquisitions in selected related therapeutic areas. Also, we seek to enter into targeted strategic alliances/scientific collaborations with established pharmaceutical companies to complete development and commercialization of selected products. The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus.

Pharmos’ lead product, dextofisopam (previously known as R-tofisopam) is in Phase II clinical development as a treatment for irritable bowel syndrome (IBS). Dextofisopam is the R-enantiomer of racemic tofisopam, a nonsedating agent that has been marketed and used safely outside the U.S. for over three decades for multiple indications including IBS. Dextofisopam binds to specific receptors in areas of the brain affecting autonomic function, including gastrointestinal function. Unlike 5-HT3 or 5-HT4 IBS therapies currently available, both of which have significant safety concerns, dextofisopam’s novel non-serotonergic, brain-gut mechanism offers a unique and innovative approach to IBS treatment. On June 20, 2007 the Company announced it had commenced a Phase IIb clinical trial of dextofisopam, which is expected to enroll approximately 480 female patients with diarrhea-predominant or alternating IBS (d- and a-IBS) in up to 70 U.S. centers. The double-blind, randomized, placebo-controlled study will evaluate the clinical safety, tolerability and efficacy of multiple doses of dextofisopam. The estimated duration of the enrollment period for the study is 18 months. The Phase IIb IBS study follows a successful Phase IIa study in 141 IBS patients in which dextofisopam demonstrated a statistically significant improvement over placebo on the primary endpoint of adequate overall relief (p = 0.033). In the Phase IIa trial, dextofisopam was well tolerated and did not cause significant constipation. Dextofisopam also provided benefit on a variety of secondary endpoints. Importantly, the beneficial effects on stool frequency were observable after two days and maintained for the 12 weeks of treatment. Overall, similar rates of adverse events were seen with dextofisopam and placebo. Importantly, diarrhea and constipation occurred at a very low rate. Dextofisopam has also been evaluated in three randomized, double-blind, placebo-controlled Phase 1 trials comprising healthy volunteers in which dextofisopam appeared to be safe and well tolerated at doses up to 600 mg BID. IBS is a chronic and sometimes debilitating condition that affects roughly 10%-15% of U.S. adults and is two to three times more prevalent in women than men. With an absence of safe and effective available therapies, dextofisopam’s novel non-serotonergic brain-gut mechanism holds the potential for a unique and innovative treatment approach to d- and a-IBS.

Pharmos’ proprietary NE drug delivery technology is in Phase II clinical development as a local anti-inflammatory drug delivery agent, and is potentially applicable to Pharmos’ CB2 receptor-selective molecules. The NE drug delivery system consists of an efficient solvent-free topical vehicle based on drug entrapment in stable, submicron particles of oil-in-water emulsions with a mean droplet size between 100 and 200 nm that are uniformly dispersed in an aqueous phase. One of the unique characteristics of the NE technology is the relatively high percentage of total particle volume occupied by the internal hydrophobic oil core of the droplets, which provides high solubilization capacity for lipophilic compounds compared to other lipoidal vehicles such as liposomes. Another unique characteristic of Pharmos’ NE technology is that it does not employ the chemical penetration enhancers commonly used in other topical drug delivery vehicles, which may cause skin irritation and sensitization. On June 27, 2007 the Company announced that it had commenced a Phase IIa clinical trial of the NE drug delivery technology formulated with 3% diclofenac, an approved and widely-used non-steroidal anti-inflammatory drug (NSAID). Up to eight sites in Israel will participate in the double-blind, randomized, placebo-controlled, parallel group study. The trial will compare the safety and analgesic efficacy of the diclofenac NE cream with placebo in approximately 126 subjects with osteoarthritis (OA) of the knee. OA affects approximately 12% of U.S. adults, a significant portion of whom are not treated pharmacologically due to side effects associated with the commonly used oral treatments. A site-specific, topical diclofenac product that could deliver a high drug concentration to the affected joint with minimal systemic exposure could reduce the risk of treatment-limiting side effects while maintaining the analgesic effect. Two Phase I studies in healthy volunteers have been completed and confirmed the safety and tolerability as well as the low systemic exposure of diclofenac NE topical cream.

Our discovery program is focused on capitalizing on our expertise in the biology, chemistry and manufacturing of synthetic cannabinoid therapeutics, an area in which Pharmos has generated significant know-how and amassed a rich intellectual property estate covering multiple areas of cannabinoid biology. Modulation of the CB2 receptors in preclinical models of disease suggests that potential areas for therapeutic intervention include the treatment of pain, autoimmune disease, OA, asthma, allergy, atherosclerosis and obesity. Pharmos’ research efforts are currently focused on the use of cannabinoid compounds that selectively bind to the CB2 receptors (CB2-selective) for the treatment of pain and autoimmune diseases. These efforts have produced increasingly more potent, drugable and selective CB2 receptor agonists and antagonists for these indications as well as others. Cannabinor, the most advanced CB2-selective compound from Pharmos’ library, has completed two Phase IIa clinical studies in an intravenous formulation. In January 2007, Pharmos reported that in the first of the Phase IIa studies to be completed, an experimentally induced pain model, cannabinor failed to meet the primary endpoint of reducing capsaicin-induced pain. The Company subsequently noted that analysis of additional endpoints of pressure-induced and heat-induced pain indicates that cannabinor does exhibit a statistically significant systemic analgesic effect compared to placebo. In April 2007, Pharmos reported that in the separate Phase IIa trial of i.v. cannabinor in acute nociceptive pain in patients undergoing 3rd molar extraction, an analgesic effect was observed at the 12mg dose; however, there was no effect at the higher doses (24mg and 48mg). In both Phase 2a trials, cannabinor was generally well tolerated with no serious adverse events. This is an unexpected pattern of results and as such the Company has determined that it will not continue with the development of cannabinor at this time, but will focus resources on other CB2 compounds that have greater potential from multiple aspects. Cannabinor will be available for outlicensing.

The results for the three and six months ended June 30, 2007 and 2006 were a net loss of $4.6 and $4.1 million and a net loss of $9.4 million and $7.1 million, respectively. On a loss per share basis, this equates to $(0.18) and $(0.21) for the quarter and $(0.37) and $(0.37) for the first half, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of June 30, 2007, the Company’s accumulated deficit was approximately $190.4 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products.

On August 6, 2007 the board of Pharmos approved a detailed restructuring and cost reduction plan for the Company’s operations in Israel. The plan involves a workforce reduction from 41 employees to 23 employees. Certain key functions that were previously conducted on site will be outsourced and certain equipment will be sold or leased to third parties.

The restructuring plan will enable the Company to continue its scientific research and development programs and better manage existing cash resources.

The focus of the Company’s operations in Israel will now be:

•	Development of PRS-639,058 for neuropathic pain, a follow on compound to cannabinor, which will not be further developed by the Company at this time.

•	Maintain a core group of scientific expertise to maintain the research and development capability and to exploit the potential of the Company’s CB2-selective library of compounds.

•	Completion of the NE drug delivery Phase IIa clinical trial.

•	Continue to explore licensing and/or collaborations around different CB2-selective target indications.

The Company does not expect a material charge to operations as a result of these actions. Severance arrangements in Israel are largely covered by deposited funds with insurance policies and by an accrual.

Results of Operations
Three Months ended June 30, 2007 and 2006

Total operating expenses for the second quarter of 2007 increased by $281,160 or 6%, from $4,596,064 in 2006 to $4,877,224 in 2007.

Research & development gross expenses increased by $1,285,056 or 54% from $2,381,974 to $3,667,030 in 2007, related to increased clinical study activities over 2006. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $194,308 and $367,626 during the second quarter of 2007 and 2006, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, increased by $1,458,374 or 72%, from $2,014,348 in 2006 to $3,472,722 in 2007. The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development.

During the second quarter, the Company commenced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients, which is expected to enroll approximately 480 patients in about 70 sites over an 18 month period. Costs of $2.2 million were incurred during the quarter in connection with the trial, comprising approximately $1.2 million for CRO-related activities, site selection and evaluation, investigator meetings and CMC packaging, and a $1.0 million research and development milestone payment made by Pharmos upon the study’s commencement. Dextofisopam was one of the compounds the Company obtained through the acquisition of Vela Pharmaceuticals Inc which closed in October 2006. The continued development of this compound through late-stage clinical testing will significantly increase the research and development expenses going forward.

Additional research and development expenses were incurred during the quarter in preparing for a Phase 2a clinical trial with NanoEmulsion-diclofenac for Osteoarthritic pain. On June 27, 2007 the Company announced that patient screening has commenced in this Phase 2a trial.

Also during the quarter, the Company completed a Phase IIa study of an intravenous formulation of cannabinor in a nociceptive pain model. The results of an earlier, separate Phase IIa study of intravenous cannabinor in an experimentally induced pain model were announced in the first quarter 2007. During the second quarter of 2007, the gross cost of development and review of cannabinor was approximately $0.2 million. Total costs since the cannabinor project entered Phase II development in 2006 through June 30, 2007 were $3.5 million.

Gross expenses for other research and development projects in early stages of development for the second quarter of 2007 and 2006 were $772,000 and $747,000, respectively.

General and administrative expenses for the second quarter of 2007 decreased by $1,157,887, or 46%, from $2,495,322 in 2006 to $1,337,435. The decrease primarily reflects 2006 non recurring professional fees and investor relations costs of $661,000 that relate to legal matters associated with the Vela acquisition and a 2006 officer’s severance payment of $379,000.

Depreciation and amortization expenses decreased by $19,327, or 22%, from $86,394 in 2006 to $67,067 in 2007. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense) net, decreased by $257,867 from $497,688 in 2006 to $239,821 in 2007. The majority of the decrease is from decreased interest income from a decline in cash, cash equivalents and short term investments. During the quarter, the Company recorded, in other income, royalties of $1,155 compared with $657 in 2006 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s Chairman and former CEO.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2007 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Six Months ended June 30, 2007 and 2006

Total operating expenses for the first half 2007 ended June 30, 2007 increased by $1,923,338 or 24% from $8,054,248 in 2006 to $9,977,586 in 2007.

Research & development gross expenses increased by $2,324,681 or 55% from $4,249,088 in 2006 to $6,573,769 in 2007, related to an increase in clinical activities. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $530,949 and $668,261 during the first half of 2007 and 2006, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, increased by $2,461,993 or 69% from $3,580,827 in 2006 to $6,042,820 in 2007. The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development.

During the first half of 2007, the Company commenced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients, which is expected to enroll approximately 480 patients in about 70 sites over an 18 month period. Costs of $3.1 million were incurred during the first half in connection with the trial, comprising approximately $2.1 million for CRO-related activities, site selection and evaluation, investigator meetings and CMC packaging, and a $1.0 million milestone payment made by Pharmos upon the study’s commencement. Dextofisopam was one of the compounds the Company obtained through the acquisition of Vela Pharmaceuticals Inc which closed in October 2006. The continued development of this compound through late-stage clinical testing will significantly increase the research and development expenses going forward.

Additional research and development expenses were incurred during the quarter in preparing for a Phase 2a clinical trial with NanoEmulsion-diclofenac for Osteoarthritic pain. On June 27, 2007 the Company announced that patient screening has commenced in this Phase 2a trial.

Also during the first half of 2007 the Company completed a Phase IIa study of an intravenous formulation of cannabinor in a nociceptive pain model and a separate Phase IIa study of intravenous cannabinor in an experimentally induced pain model. During the first half of 2007, the gross cost of development and review of cannabinor was approximately $2.3 million. Total costs since the cannabinor project entered Phase II development in 2006 through June 30, 2007 were $3.5 million.

Gross expenses for other research and development projects in early stages of development for the first half of 2007 and 2006 were $1,458,000 and $1,531,000, respectively.

General and administrative expenses for the first half 2007 decreased by $510,412, or 12% from $4,308,543 in 2006 to $3,798,131. The decrease primarily reflects 2006 non recurring professional fees and investor relations costs of $568,000 that relate to legal matters associated with the Vela acquisition and a reduction in insurance costs of $194,000 in the first half 2007 reflecting favorable renewal rates and reduced policy coverage limits. These reductions are offset in part by a $250,000 consulting fee paid in 2007 to a former officer in accordance with their employment agreement.

Depreciation and amortization expenses decreased by $28,243, or 17%, from $164,878 in 2006 to $136,635 in 2007. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense), net, decreased by $366,098 from income of $953,186 in 2006 to income of $587,088 in 2007. The majority of the decreases is from decreased interest income from a decline in cash, cash equivalents and short term investments. During the first half 2007, the Company recorded in other income royalties of $2,052 compared with $1,648 in the first half of 2006 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s Chairman and former CEO.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $190.4 million at June 30, 2007. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company’s liquidity and financial position on June 30, 2007, and on December 31, 2006:

	June 30, 2007	December 31, 2006

Working capital	$15,655,783	$24,168,153

Cash and cash equivalents	$12,131,642	$12,757,013

Short term investments	$5,114,366	$13,172,673

Total cash, cash equivalents and short term investments	$17,246,008	$25,929,686

Current working capital position

As of June 30, 2007, the Company had working capital of $15.7 million consisting of current assets of $17.9 million and current liabilities of $2.2 million. This represents a decrease of $8.5 million from its working capital of $24.2 million on current assets of $26.7 million and current liabilities of $2.5 million as of December 31, 2006. This decrease in working capital of $8.5 million was principally associated with the funding of research and development and general and administrative activities.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $17.2 million as of June 30, 2007, will be sufficient to support the Company’s continuing operations through June 30, 2008. The Company routinely pursues various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

Cash

At June 30, 2007, cash and cash equivalents totaled $12.1 million. At December 31, 2006 cash and cash equivalents totaled $12.8 million. This net decrease in cash of $0.7 million was due to the net conversion of $8.1 million of short term investments into cash and $8.8 million for normal operating requirements. The cash, cash equivalents and short term investments will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first six months of 2007 was $8.8 million compared to net cash used of $5.6 million for the first six months of 2006. The increase in cash used of $3.2 million is primarily due to higher R&D spending related to the initiation of the Dextofisopam Phase IIb trial in 2007 including a milestone payment of $1.0 million.

Investing activities

During the first six months of 2007, the Company had net investment proceeds in short term investments of $8.1 million, fixed asset purchases of $0.1 million, proceeds from the disposition of assets of $0.1 million and a severance pay funding benefit of $0.1 million.

Capital expenditures for property, plant and equipment for the six months ended June 30, 2007 and 2006 totaled approximately $132,000 and $130,000, respectively for normal replacements and improvements.

The proceeds from the disposition of fixed assets include $65,000 for the discounted sale of a vehicle to a former officer in accordance with the terms of his employment agreement.

Financing activities

There were no financing activities in the first six months of 2007 or 2006.

Commitment and Contingencies

As of June 30, 2007, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Undetermined

Operating Leases	$753,698	$409,489	$344,209	$ 0	$ —	$—
Other long-term liabilities reflected on our balance sheet*	1,203,275	—	—	—	—	1,203,275

Total	$1,956,973	$409,489	$344,209	$ 0	$ —	$1,203,275

*

Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $837,779.

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of dextofisopam.

The $1.0 million cash milestone payable when the first patient enrolled in the Phase 2b trial was paid on June 26, 2007 as that milestone was achieved in the second quarter of 2007. Such amount was included in research and development expense (net).

The remaining milestones are as follows:

•	$1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial

•	$2 million cash + 2.25 million shares: Successful completion of Phase 2b

•	$2 million + 2 million shares: NDA submission

•	$2 million cash +2.25 million shares: FDA approval

•	1 million shares: Approval to market in Europe or Japan

•	4 million shares: $100 million sales of dextofisopam, when and if approved, in any 12-month period

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-

value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

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

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. The Company is in the process of evaluating the expected impact of EITF 07-03 on its financial position and results of operations following adoption.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos’ Chief Executive Officer and Chief Financial Officer and several other members of Pharmos’ senior management at June 30, 2007. Based on this evaluation, Pharmos’ Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, Pharmos’ disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On May 31, 2007, the Company entered into an agreement with plaintiffs to settle the class action lawsuits that commenced starting in January 2005 and are currently pending in the U.S. District Court for the District of New Jersey. The lawsuits relate to statements purportedly made by Pharmos and its officers regarding the effectiveness of dexanabinol in treating traumatic brain injury.

The settlement, which is covered in its entirety by Pharmos’ insurance, has been reached with no admission of liability by any party and has been entered into to avoid costly and time consuming litigation by all parties. The parties agreed to seek the required court approvals of the settlement and filed the settlement documents with the Court on June 4, 2007. On July 18, 2007, the Court granted preliminary approval of the settlement. The settlement is subject to final court approval. There is no assurance that the settlement will be approved by the Court.

Both of the previously disclosed derivative lawsuits (which alleged, generally, breaches of fiduciary duty and other state law violations arising from the same set of underlying facts as the class actions) have been settled, court approval has been obtained, the settlements are final and the cases have been dismissed with prejudice.

Item 1A	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	NONE

Item 3	Defaults upon Senior Securities	NONE

Item 4	Submission of Matters to Vote of Security Holders	NONE

Item 5	Other Information	NONE

Item 6	Exhibits

Number	Exhibit

3.1	Amended and Restated By-Laws of Pharmos Corporation.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Dated: August 8, 2007

	by:	/s/ S. Colin Neill

S. Colin Neill
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)