Form 10-Q
period 2007-09-30
PHARMOS CORP
filed 2007-10-30
CIK 713275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes   ☐  No   ☒ .

As of October 30, 2007, the Registrant had outstanding 25,603,759 shares of its $.03 par value Common Stock.

1

2

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
(Unaudited)
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006

Assets
Cash and cash equivalents	$8,498,711	$12,757,013
Short-term investments	5,364,366	13,172,673
Restricted cash	85,780	82,926
Research and development grants receivable	—	297,865
Prepaid expenses and other current assets	480,999	424,658

Total current assets	14,429,856	26,735,135

Fixed assets, net	481,515	593,457
Restricted cash	64,758	63,922
Severance pay funded	415,099	975,810
Other assets	18,946	25,014

Total assets	$15,410,174	$28,393,338

Liabilities and Shareholders’ Equity
Accounts payable	$611,287	$663,192
Accrued expenses	702,646	889,783
Warrant liability	—	11,435
Accrued wages and other compensation	949,681	1,002,572

Total current liabilities	2,263,614	2,566,982

Other liabilities	17,066	77,682
Severance pay	555,010	1,320,624

Total liabilities	2,835,690	3,965,288

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding Common stock, $.03 par value; 60,000,000 shares authorized, 25,603,759 and 25,565,784 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	768,112	766,973
Paid-in capital in excess of par	205,774,379	204,700,030
Accumulated deficit	(193,967,581)	(181,038,527)
Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	12,574,484	24,428,050

Total liabilities and shareholders’ equity	$15,410,174	$28,393,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

3

PHARMOS CORPORATION (Unaudited) Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Expenses
Research and development, gross	$2,711,774	$2,338,392	$9,285,543	$6,587,480
Grants	(238,123)	(415,203)	(769,072)	(1,083,464)

Research and development, net of grants	2,473,651	1,923,189	8,516,471	5,504,016
General and administrative	1,200,594	2,730,064	4,998,725	7,038,607
Depreciation and amortization	57,946	77,034	194,581	241,912

Total operating expenses	3,732,191	4,730,287	13,709,777	12,784,535

Loss from operations	(3,732,191)	(4,730,287)	(13,709,777)	(12,784,535)

Other income (expense)
Interest income	198,703	482,907	782,146	1,407,237
Change in value of warrants	—	7,051	11,435	28,779
Other (expense) income	(5,067)	(1,224)	(12,857)	5,904

Other income, net	193,636	488,734	780,724	1,441,920

Net loss	($ 3,538,555)	($ 4,241,553)	($12,929,053)	$(11,342,615)

Net loss per share
- basic and diluted	($ 0.14)	($ 0.22)	($ 0.51)	($ 0.60)

Weighted average shares outstanding
- basic and diluted	25,600,920	19,062,945	25,588,540	19,054,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.
4

Pharmos Corporation (Unaudited) Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(12,929,053)	$(11,342,615)

Adjustments to reconcile net income (loss) loss to net cash used in operating activities:
Depreciation and amortization	194,581	241,912
Provision for severance pay	(765,614)	243,263
Change in the value of warrants	(11,435)	(28,779)
Stock based compensation	969,644	695,724
Amortization of restricted shares issuance	105,845	370,604
Gain of disposition of fixed assets	(15,528)	—
Changes in operating assets and liabilities:
Research and development grants receivable	297,865	522,507
Prepaid expenses and other current assets	(56,341)	(267,877)
Other assets	6,068	—
Accounts payable	(51,905)	(25,875)
Accrued expenses	(187,137)	1,219,115
Accrued wages and other compensation	(52,891)	(539,125)
Other liabilities	(60,616)	(76,267)

Net cash used in operating activities	(12,556,517)	(8,987,413)

Cash flows from investing activities
Purchases of fixed assets	(167,494)	(146,363)
Proceeds from disposition of fixed assets	100,381	—
Costs associated with acquisition of Vela Pharmaceuticals	—	(885,315)
Advance to Vela	—	(527,302)
Purchase of short-term investments	(6,911,286)	(21,812,980)
Proceeds from sale of short-term investments	14,719,593	31,352,151
Severance pay funding	560,711	(156,289)
Increase in restricted cash	(3,690)	(3,239)

Net cash provided by investing activities	8,298,215	7,820,663

Cash flows from financing activities	—	—

Net decrease in cash and cash equivalents	(4,258,302)	(1,166,750)

Cash and cash equivalents at beginning of year	12,757,013	10,289,127

Cash and cash equivalents at end of period	$8,498,711	$9,122,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.
5

Notes to Consolidated Financial Statements (unaudited) Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

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

As described in more detail under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on August 6, 2007 the Board of Pharmos approved a detailed restructuring and cost reduction plan for the Company’s operations in Israel. The plan involved a workforce reduction from 41 employees to 23 employees. Certain key functions that were previously conducted on site were outsourced and certain equipment was sold or leased to third parties.

On October 24, 2007 the Board of Pharmos approved a second phase of restructuring involving a workforce reduction from 23 to 8 employees in its Israeli subsidiary, Pharmos Ltd. The Company does not expect a material charge against operations to result from this undertaking.

The Israeli subsidiary will continue efforts to expand and exploit the potential of the Company’s CB2 receptor-selective library of compounds, including preclinical development of PRS-639,058 for neuropathic pain. It will also work to complete the Phase 2a clinical trial of Pharmos’ proprietary NanoEmulsion topical cream for osteoarthritis pain.

The Company has corporate offices in Iselin, New Jersey and conducts research, discovery and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2. Liquidity and Business Risks

The Company was not profitable from 2002 through September 30, 2007. At September 30, 2007, the Company had an accumulated deficit of $194.0 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $13.9 million as of September 30, 2007, will be sufficient to support the Company’s currently planned continuing operations through at least September 2008.

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

On September 26, 2007, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with Nasdaq listing rules. We have until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. No assurance can be given that we will regain compliance during that period. If compliance is not achieved by March 24, 2008, we will be eligible for another 180-day compliance period (until September 20, 2008) if we meet the Nasdaq Capital Market initial listing criteria as set forth in Nasdaq Marketplace Rule 4310(c) other than the minimum bid price requirement. No assurance can be given that we will be eligible for the additional 180-day compliance period or, if applicable, that we will regain compliance during any additional compliance period. If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

3. Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd and Vela Acquisition Corp. All significant intercompany balances and transactions are eliminated in consolidation. The functional currency for Pharmos Ltd. is the US dollar.

Research and development grants receivable

As of September 30, 2007 and December 31, 2006, research and development grant receivables consist of grants for research and development from the office of the Chief Scientist in Israel (OCS) relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

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

	September 30, 2007	December 31, 2006

Securities greater than 90 days	$2,714,366	$5,172,673
Auction Rate Securities	2,650,000	8,000,000

Total Short Term Investments	$5,364,366	$13,172,673

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

Accounting for Uncertainty in Income Taxes (“FIN 48”)

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Pharmos conducts business in the US and Israel and, as a result, files US, New Jersey and Israeli income tax returns. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of September 30, 2007.

Foreign exchange

The Company’s foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other (expense) income. To date, such gains and losses have been insignificant.

Equity based compensation

During the nine months ended September 30, 2007 and 2006, the Company recognized equity based compensation expense of $969,654 and $695,724, respectively, for stock options which was recognized in the Statement of Operations. As of September 30, 2007, the total compensation costs related to non-vested awards not yet recognized is $2.0 million which will be recognized over the next three years.

During the nine months ended September 30, 2007 and 2006, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

September 30, 2007	870,000	$1.70	$1.23
September 30, 2006	676,000	$2.15	$1.67

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

4. Vela Pharmaceuticals, Inc.

The Company’s 2006 statement of operations includes the results of operations from Vela from October 26, 2006 forward. The following table presents unaudited pro forma consolidated results of operations for Pharmos for the nine months ended September 30, 2006, as though the Vela acquisition was completed as of the beginning of the period.

September 30, 2006

Net loss attributable to common shareholders	$(14,849,108)

Net loss per share attributable to common shareholders:

Basic and diluted	$(0.58)

Weighted average shares outstanding	25,554,413

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

5. Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending September 30, 2007 and 2006, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, it was determined that no stock options or warrants as of September 30, 2007 and 2006 were “in the money” and therefore none were considered other potential common stock to be included in the calculation of diluted net loss per share.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income (loss) per share would have been anti-dilutive.

	September 30, 2007	September 30, 2006

Stock options	2,534,980	1,776,361
Warrants	297,739	1,176,310
Restricted stock - non vested	—	63,292

Total potential dilutive securities not included in loss per share	2,832,719	3,015,963

6. Collaborative Agreements

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the Chairman and former Chief Executive Officer of Pharmos. In the three and nine months ending September 30, 2007, the Company recorded in other income royalties of $1,804 and $3,856 compared with $2,190 and $3,838 for the same periods in 2006, respectively, per the licensing agreement with Herbamed.

7. Common Stock Transactions

In the nine months ended September 30, 2007 there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans.

During the first quarter of 2007, the Company incurred a non-cash charge of $328,057 for the acceleration of unvested options for Dr. Haim Aviv, Chairman and former Chief Executive Officer. In the third quarter of 2007, the Company incurred a non-cash charge of $69,571 for the vesting acceleration and exercise term modification of options for employees subject to the workforce reduction approved by the board on August 6, 2007.

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

On March 4, 2003, the Company raised $4.3 million from the placement of common stock and warrants. The private placement offering was completed by issuing 1,011,765 shares of common stock at a price of $4.25 per share and approximately 200,000 warrants at an exercise price of $6.25 per share. Additionally, the remaining balance of the September 2000 Convertible Debenture offering was redeemed for cash. The original face amount of $3.5 million was redeemed for approximately $4.0 million, which included accrued and unpaid interest. According to EITF 00-19, the issued warrants meet the requirements of and are being accounted for as a liability since registered shares must be delivered upon settlement. The Company calculated the initial value of the warrants, including the placement agent warrants, as being approximately $394,000 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 2.88% and zero dividend yield). The value of the warrants were being marked to market each reporting period as a gain/loss until exercised or expiration and amounted to $11,435 of income through March 31, 2007 at which point the warrants expired. Upon exercise of each of the warrants, the related liability is reduced by recording an adjustment to additional paid-in-capital.

The fair value of the warrants was being marked to market using the Black-Scholes option-pricing model with the same assumptions as used for the stock options.

8. Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company’s selling operations are maintained in the United States.

Geographic information for the three and nine months ending September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Net (loss) income
United States	$(3,776,788)	$(4,194,203)	$(12,818,689)	$(11,204,537)
Israel	238,233	(47,350)	(110,364)	(138,078)

	$(3,538,555)	$(4,241,553)	$(12,929,053)	$(11,342,615)

Capital Expenditures
United States	$—	$2,467	$9,100	$2,467
Israel	34,365	13,593	158,394	143,896

	$34,365	$16,060	$167,494	$146,363

Geographic information as of September 30, 2007 and December 31, 2006 are as follows:

	2007	2006

Total Assets
United States	$13,218,162	$25,245,098
Israel	2,192,012	3,148,240

	$15,410,174	$28,393,338

Long Lived Assets, net
United States	$22,857	$38,368
Israel	458,658	555,089

	$481,515	$593,457

9. Legal Proceedings

Class Action Lawsuits
11

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

Executive Summary of 2007 Strategy and Operating Plan

Pharmos’ business is the discovery and development of novel therapeutics to treat a range of indications including specific diseases of the nervous system such as disorders of the “brain-gut” axis, pain/inflammation and autoimmune disorders. The Company’s core proprietary technology platform focuses on discovery and development of synthetic cannabinoid compounds with a focus on cannabinoids (CB2) receptor-selective agonists. The Company has a portfolio of drug candidates and compounds in various development stages, preclinical and discovery. Pharmos is also working to commercialize its proprietary NanoEmulsion (NE) drug delivery system, which is in clinical-stage development for topical application of analgesic and anti-inflammatory agents. To complement our own drug development platforms, the Company periodically evaluates expanding its portfolio of internally developed products with either in-licensed products or acquisitions in selected related therapeutic areas. Also, we seek to enter into targeted strategic alliances/scientific collaborations with established pharmaceutical companies to complete development and commercialization of selected products. The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus.

Pharmos’ lead product, dextofisopam (previously known as R-tofisopam) is in Phase IIb clinical development as a treatment for irritable bowel syndrome (IBS). Dextofisopam is the R-enantiomer of racemic tofisopam, a nonsedating agent that has been marketed and used safely outside the U.S. for over three decades for multiple indications including IBS. Dextofisopam binds to specific receptors in areas of the brain affecting autonomic function, including gastrointestinal function. Unlike 5-HT3 or 5-HT4 IBS therapies currently available, both of which have significant safety concerns, dextofisopam’s novel non-serotonergic, brain-gut mechanism offers a unique and innovative approach to IBS treatment. On June 20, 2007 the Company announced it had commenced a Phase IIb clinical trial of dextofisopam, which is expected to enroll approximately 480 female patients with diarrhea-predominant or alternating IBS (d- and a-IBS) in up to 70 U.S. centers. The double-blind, randomized, placebo-controlled study will evaluate the clinical safety, tolerability and efficacy of multiple doses of dextofisopam. The estimated duration of the enrollment period for the study is 18 months. The Phase IIb IBS study follows a successful Phase IIa study in 141 IBS patients in which dextofisopam demonstrated a statistically significant improvement over placebo on the primary endpoint of adequate overall relief (p = 0.033). In the Phase IIa trial, dextofisopam was well tolerated and did not cause significant constipation. Dextofisopam also provided benefit on a variety of secondary endpoints. Importantly, the beneficial effects on stool frequency were observable after two days and maintained for the 12 weeks of treatment. Overall, similar rates of adverse events were seen with dextofisopam and placebo. Importantly, diarrhea and constipation occurred at a very low rate. Dextofisopam has also been evaluated in three randomized, double-blind, placebo-controlled Phase 1 trials comprising healthy volunteers in which dextofisopam appeared to be safe and well tolerated at doses up to 600 mg BID. IBS is a chronic and sometimes debilitating condition that affects roughly 10%-15% of U.S. adults and is two to three times more prevalent in women than men. With an absence of safe and effective available therapies, dextofisopam’s novel non-serotonergic brain-gut mechanism holds the potential for a unique and innovative treatment approach to d- and a-IBS.

Pharmos’ proprietary NE drug delivery technology is in Phase IIa clinical development as a local anti-inflammatory drug delivery agent, and is potentially applicable to Pharmos’ CB2 receptor-selective molecules. The NE drug delivery system consists of an efficient solvent-free topical vehicle based on drug entrapment in stable, submicron particles of oil-in-water emulsions with a mean droplet size between 100 and 200 nm that are uniformly dispersed in an aqueous phase. One of the unique characteristics of the NE technology is the relatively high percentage of total particle volume occupied by the internal hydrophobic oil core of the droplets, which provides high solubilization capacity for lipophilic compounds compared to other lipoidal vehicles such as liposomes. Another unique characteristic of Pharmos’ NE technology is that it does not employ the chemical penetration enhancers commonly used in other topical drug delivery vehicles, which may cause skin irritation and sensitization. On June 27, 2007 the Company announced that it had commenced a Phase IIa clinical trial of the NE drug delivery technology formulated with 3% diclofenac, an approved and widely-used non-steroidal anti-inflammatory drug (NSAID). Up to eight sites in Israel will participate in the double-blind, randomized, placebo-controlled, parallel group study. The trial will compare the safety and analgesic efficacy of the diclofenac NE cream with placebo in approximately 126 subjects with osteoarthritis (OA) of the knee. OA affects approximately 12% of U.S. adults, a significant portion of whom are not treated pharmacologically due to side effects associated with the commonly used oral treatments. A site-specific, topical diclofenac product that could deliver a high drug concentration to the affected joint with minimal systemic exposure could reduce the risk of treatment-limiting side effects while maintaining the analgesic effect. Two Phase I studies in healthy volunteers have been completed and confirmed the safety and tolerability as well as the low systemic exposure of diclofenac NE topical cream.

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

The results for the three and nine months ended September 30, 2007 and 2006 were a net loss of $3.5 and $4.2 million and a net loss of $12.9 million and $11.3 million, respectively. On a loss per share basis, this equates to $(0.14) and $(0.22) for the quarter and $(0.51) and $(0.60) for the nine months, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of September 30, 2007, the Company’s accumulated deficit was approximately $194.0 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products.

On August 6, 2007 the board of Pharmos approved a detailed restructuring and cost reduction plan for the Company’s operations in Israel. The plan involved a workforce reduction from 41 employees to 23 employees. Certain key functions that were previously conducted on site will be outsourced and certain equipment will be sold or leased to third parties.

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

The Company did not incur a material charge to operations as a result of these actions. Severance arrangements in Israel are largely covered by deposited funds with insurance policies and by an accrual.

On October 24, 2007 the Board of Pharmos, as it continues to optimize the balance between cash resources and its most promising scientific research and development programs, approved a second phase of restructuring involving a workforce reduction from 23 to 8 employees in its Israeli subsidiary, Pharmos Ltd. The Company does not expect a material charge against operations to result from this undertaking.

The Israeli subsidiary will continue efforts to expand and exploit the potential of the Company’s CB2 receptor-selective library of compounds, including preclinical development of PRS-639,058 for neuropathic pain. It will also work to complete the Phase 2a clinical trial of Pharmos’ proprietary NanoEmulsion topical cream for osteoarthritis pain, currently underway at several Israeli hospitals, with data anticipated in mid-2008.

This restructuring phase also calls for the Company to assess other means of financing these programs, such as the possibility of finding new investors to finance Pharmos Ltd. as an independent entity.

Results of Operations
Three Months ended September 30, 2007 and 2006

Total operating expenses for the third quarter of 2007 decreased by $998,096 or 21%, from $4,730,287 in 2006 to $3,732,191 in 2007.

Research & development gross expenses increased by $373,382 or 16% from $2,338,392 to $2,711,774 in 2007, related to increased clinical study activities over 2006. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $238,123 and $415,203 during the third quarter of 2007 and 2006, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, increased by $550,462 or 29%, from $1,923,189 in 2006 to $2,473,651 in 2007. The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development.

During the third quarter, the Company advanced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients, which is expected to enroll approximately 480 patients in about 70 sites over an 18 month period. Costs of $1.1 million were incurred during the quarter in connection with the trial, comprising approximately $1.0 million for CRO-related activities and site selection and evaluation. Dextofisopam was one of the compounds the Company obtained through the acquisition of Vela Pharmaceuticals Inc which closed in October 2006. The continued development of this compound through late-stage clinical testing will significantly increase the research and development expenses going forward.

Additional research and development expenses were incurred during the quarter in preparing for a Phase 2a clinical trial with NanoEmulsion-diclofenac for Osteoarthritic pain. On June 27, 2007 the Company announced that patient screening has commenced in this Phase 2a trial.

In the second quarter of 2007, the Company completed a Phase IIa study of an intravenous formulation of cannabinor in a nociceptive pain model. The results of an earlier, separate Phase IIa study of intravenous cannabinor in an experimentally induced pain model were announced in the first quarter 2007. During the third quarter of 2007, the gross cost of development and review of cannabinor was approximately $0.2 million. Total costs since the cannabinor project entered Phase II development in 2006 through September 30, 2007 were $3.6 million.

Gross expenses for other research and development projects in early stages of development for the third quarter of 2007 and 2006 were $857,000 and $861,000, respectively.

General and administrative expenses for the third quarter of 2007 decreased by $1,529,470, or 56%, from $2,730,064 in 2006 to $1,200,594. The decrease primarily reflects 2006 non recurring professional fees and investor relations costs of $1,102,000 that relate to legal matters associated with the Vela acquisition.

Depreciation and amortization expenses decreased by $19,088, or 25%, from $77,034 in 2006 to $57,946 in 2007. The decrease is due to fixed assets which have become fully depreciated.

Other income (expense) net, decreased by $295,098 from $488,734 in 2006 to $193,636 in 2007. The majority of the decrease is from decreased interest income from a decline in cash, cash equivalents and short term investments. During the quarter, the Company recorded, in other income, royalties of $1,804 compared with $2,190 in 2006 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s Chairman and former CEO.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2007 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Nine Months ended September 30, 2007 and 2006

Total operating expenses for the nine months ended September 30, 2007 increased by $925,242 or 7% from $12,784,535 in 2006 to $13,709,777 in 2007.

Research & development gross expenses increased by $2,698,063 or 41% from $6,587,480 in 2006 to $9,285,543 in 2007, related to an increase in clinical activities. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $769,072 and $1,083,464 during the first half of 2007 and 2006, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, increased by $3,012,455 or 55% from $5,504,016 in 2006 to $8,516,471 in 2007. The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development.

In 2007, the Company commenced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients, which is expected to enroll approximately 480 patients in about 70 sites over an 18 month period. Costs of $4.2 million were incurred in 2007 in connection with the trial, comprising approximately $3.1 million for CRO-related activities, site selection and evaluation, investigator meetings and CMC packaging, and a $1.0 million milestone payment made by Pharmos upon the study’s commencement. Dextofisopam was one of the compounds the Company obtained through the acquisition of Vela Pharmaceuticals Inc which closed in October 2006. The continued development of this compound through late-stage clinical testing will significantly increase the research and development expenses going forward.

Additional research and development expenses were incurred during the quarter in preparing for a Phase 2a clinical trial with NanoEmulsion-diclofenac for Osteoarthritic pain. On June 27, 2007 the Company announced that patient screening has commenced in this Phase 2a trial.

Also during the first half of 2007 the Company completed a Phase IIa study of an intravenous formulation of cannabinor in a nociceptive pain model and a separate Phase IIa study of intravenous cannabinor in an experimentally induced pain model. Total costs since the cannabinor project entered Phase II development in 2006 through September 30, 2007 were $3.6 million.

Gross expenses for other research and development projects in early stages of development for the nine months ended September 30, 2007 and 2006 were $2,315,000 and $2,392,000, respectively.

General and administrative expenses for the nine months ended September 30, 2007 decreased by $2,039,882, or 29% from $7,038,607 in 2006 to $4,998,725. The decrease primarily reflects 2006 non recurring professional fees and investor relations costs of $2,113,000 that relate to legal matters associated with the Vela acquisition and a reduction in insurance costs of $286,000 in the first half 2007 reflecting favorable renewal rates and reduced policy coverage limits. These reductions are offset in part by a $250,000 consulting fee paid in 2007 to a former officer in accordance with his employment agreement.

Depreciation and amortization expenses decreased by $47,331, or 20%, from $241,912 in 2006 to $194,581 in 2007. The decrease is due to fixed assets which have become fully depreciated and the disposition of certain fixed assets.

Other income (expense), net, decreased by $661,196 from income of $1,441,920 in 2006 to income of $780,724 in 2007. The majority of the decreases is from decreased interest income from a decline in cash, cash equivalents and short term investments. In the nine months ended September 30, 2007, the Company recorded in other income royalties of $3,856 compared with $3,838 in the first half of 2006 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s Chairman and former CEO.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $194.0 million at September 30, 2007. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company’s liquidity and financial position on September 30, 2007, and on December 31, 2006:

	September 30, 2007	December 31, 2006

Working capital	$12,166,242	$24,168,153

Cash and cash equivalents	$8,498,711	$12,757,013

Short term investments	$5,364,366	$13,172,673

Total cash, cash equivalents and short term investments	$13,863,077	$25,929,686

Current working capital position

As of September 30, 2007, the Company had working capital of $12.2 million consisting of current assets of $14.4 million and current liabilities of $2.2 million. This represents a decrease of $12.0 million from its working capital of $24.2 million on current assets of $26.7 million and current liabilities of $2.5 million as of December 31, 2006. This decrease in working capital of $12.0 million was principally associated with the funding of research and development and general and administrative activities.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $13.9 million as of September 30, 2007, will be sufficient to support the Company’s currently planned continuing operations through at least September 2008. The Company routinely pursues various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

On September 26, 2007, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with Nasdaq listing rules. We have until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. No assurance can be given that we will regain compliance during that period. If compliance is not achieved by March 24, 2008, we will be eligible for another 180-day compliance period (until September 20, 2008) if we meet the Nasdaq Capital Market initial listing criteria as set forth in Nasdaq Marketplace Rule 4310(c) other than the minimum bid price requirement. No assurance can be given that we will be eligible for the additional 180-day compliance period or, if applicable, that we will regain compliance during any additional compliance period. If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

Cash

At September 30, 2007, cash and cash equivalents totaled $8.5 million. At December 31, 2006 cash and cash equivalents totaled $12.8 million. This net decrease in cash of $4.3 million was due primarily to the net conversion of $7.8 million of short term investments into cash and $12.6 million for normal operating requirements. The cash, cash equivalents and short term investments will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first nine months of 2007 was $12.6 million compared to net cash used of $9.0 million for the first nine months of 2006. The increase in cash used of $3.6 million is primarily due to higher R&D spending related to the initiation of the Dextofisopam Phase IIb trial in 2007 including a milestone payment of $1.0 million.

Investing activities

During the first nine months of 2007, the Company had net investment proceeds from the sale of short term investments of $7.8 million, fixed asset purchases of $0.2 million, proceeds from the disposition of assets of $0.1 million and a severance pay funding benefit of $0.6 million.

Capital expenditures for property, plant and equipment for the nine months ended September 30, 2007 and 2006 totaled approximately $195,000 and $146,000, respectively for normal replacements and improvements.

The proceeds from the disposition of fixed assets include $65,000 for the discounted sale of a vehicle to a former officer in accordance with the terms of his employment agreement.

Financing activities

There were no financing activities in the first nine months of 2007 or 2006.

Commitment and Contingencies

As of September 30, 2007, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Undetermined

Operating Leases	$704,181	$370,443	$333,738	$0	$—	$—
Other long-term liabilities reflected on our balance sheet*	555,010	—	—	-	—	555,010

Total	$1,259,191	$370,443	$333,738	$0	$—	$555,010

17

*
Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $415,099.

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
18

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

Item 1A Risk Factors

Nasdaq Listing

On September 26, 2007, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with Nasdaq Marketplace Rule 4310(c)(4).

19

In accordance with section 4310(c)(8)(D) of the Nasdaq Marketplace Rules, we have until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. No assurance can be given that we will regain compliance during that period.

We can regain compliance with the minimum bid price rule if the bid price of our common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that we have demonstrated the ability to maintain long-term compliance. If compliance is not achieved by March 24, 2008, we will be eligible for another 180-day compliance period (until September 20, 2008) if we meet the Nasdaq Capital Market initial listing criteria as set forth in Nasdaq Marketplace Rule 4310(c) other than the minimum bid price requirement. No assurance can be given that we will be eligible for the additional 180-day compliance period or, if applicable, that we will regain compliance during any additional compliance period. If we are not eligible for an additional compliance period, or do not regain compliance during any additional compliance period, Nasdaq will provide written notice to us that our securities will be delisted. At such time, we would be able to appeal the delisting determination to a Nasdaq Listing Qualifications Panel.

If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

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
20

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Dated: October 30, 2007
	by:	/s/ S. Colin Neill

S. Colin Neill
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
21