Form 10-K
period 2007-12-31
PHARMOS CORP
filed 2008-02-29
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

          The aggregate market value of the registrant’s Common Stock at June 30, 2007 held by those persons deemed to be non-affiliates was approximately $24,108,981.

          As of February 20, 2008, the Registrant had outstanding 25,689,473 shares of its $.03 par value Common Stock.

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

Item 1. Business

RECENT DEVELOPMENTS

Private Placement of Convertible Debentures

Pharmos Corporation announced on January 3, 2008 that it completed an initial closing of a private placement of its 10% Convertible Debentures due November 2012. At the initial closing the Company issued $4,000,000 principal amount of the Debentures, at par, and received gross proceeds in the same amount.

The purchasers consisted of certain existing investors in the Company, namely Venrock Associates (which is affiliated with Anthony B. Evnin), New Enterprise Associates (which is affiliated with Charles W. Newhall, III), Lloyd I. Miller, III and Robert F. Johnston.

The Debentures mature the earlier of November 1, 2012 or the sale of the Company. The Debentures, together with all accrued and unpaid interest thereon, may be repaid, without premium or penalty, commencing on November 1, 2011.

Starting on November 1, 2009 (or earlier sale of the Company), any outstanding Debenture may be converted at the option of the holder. The conversion price is fixed equal to $0.70 per share.

The Debentures bear interest at the rate of 10% per annum, payable semi-annually either in cash or common stock of the Company at the option of the Company.

Under the terms of the offering, the Company may raise gross proceeds up to an aggregate of $8,000,000 from the sale of Debentures in the placement (including the Debentures issued at the initial closing).

The proceeds will be used for working capital, in particular for the ongoing Phase 2b trial for dextofisopam.

The securities issued and issuable in the offering have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or applicable exemption from registration requirements.

Board and Management Changes

Pharmos Corporation also announced the following changes in its Board of Directors and Management, in January and February 2008:

Board Changes

Robert F. Johnston has been elected to the Board as Executive Chairman effective January 3, 2008.

Haim Aviv, Ph.D., David Schlachet and Mony Ben Dor (all effective January 3, 2008) and Abraham Sartani (effective February 11, 2008) have retired from the Board.

The Pharmos Board now consists of six directors -- Robert F. Johnston, Executive Chairman, Anthony B. Evnin (Venrock), Charles W. Newhall, III (New Enterprise Associates), Srinivas Akkaraju, M.D., Ph.D. (Panorama Capital), Lloyd I. Miller, III and Elkan Gamzu, Ph.D.

Management Changes

Effective January 3, 2008 the Pharmos Board designated Mr. Robert F. Johnston to serve as Executive Chairman of the Board and Mr. S. Colin Neill to serve as President, in addition to his current roles as Chief Financial Officer, Treasurer and Secretary.

Also effective January 3, 2008, Elkan Gamzu Ph.D., who had been Chief Executive Officer, retired from that position and will remain on the Board.

OVERVIEW

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of diseases of the nervous system, including disorders of the brain-gut axis e.g., Irritable Bowel Syndrome (IBS), with a focus on pain/inflammation, and autoimmune disorders. The Company’s most advanced product, dextofisopam, produced a statistically significant greater number of months of adequate relief over placebo in a Phase 2a clinical trial in IBS (n=141, p=0.033). On June 20, 2007 the Company announced patient screening had commenced in its Phase 2b clinical trial of dextofisopam, which is expected to enroll approximately 480 female patients with diarrhea-predominant or alternating irritable bowel syndrome (d- and a-IBS). IBS is a chronic and sometimes debilitating condition that affects roughly 10%-15% of U.S. adults and is two to three times more prevalent in women than in men. With an absence of safe and effective therapies, dextofisopam’s novel non-serotonergic activity holds the potential for a unique and innovative treatment approach to d- and a-IBS.

The Company’s core proprietary discovery platform focuses on synthetic cannabinoid compounds. Cannabinor, the initial CB2-selective receptor agonist candidate, has completed two Phase 2a clinical trials for pain relief with an intravenous (IV) formulation. In January 2007, Pharmos reported that in the first of these studies intravenous (i.v.) Cannabinor was generally safe and well tolerated, but failed to meet the primary endpoint of reversing capsaicin-induced pain. However, that analysis of additional endpoints of heat-induced and pressure-induced pain indicated that i.v. Cannabinor does in fact exhibit a statistically significant systemic analgesic effect compared to placebo. In April 2007, Pharmos reported that the lowest dose of Cannabinor (12mg) produced a statistical significant decrease in pain versus placebo as in subjects undergoing third molar dental extraction model, but that this effect was not seen in the higher dose groups (24mg and 48 mg). This is an unexpected pattern of results and as such the Company has determined that it will not continue with the development of Cannabinor at this time, but will focus resources on other CB2 compounds that have better potential. Cannabinor will be available for outlicensing.

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

For VPI-013, the Company has completed a Phase IIa clinical trial whose data suggested that VPI-013 may be effective in treating hypoactive sexual desire disorder. Further, preclinical data suggested that VPI-013 may be effective in treating neuropathic pain. The company is seeking to out-license this compound.

Tianeptine, a potential follow-on product to Dextofisopam, has completed late-preclinical development for the treatment of irritable bowel syndrome (IBS). Tianeptine, a racemic molecule, has been marketed outside the United States since 1988 for the treatment of depression. Preclinical studies support the potential utility of Tianeptine for the treatment of functional gastrointestinal disorders and, in particular, IBS. Pharmos has established patent rights for the use of Tianeptine and its enantiomers for the treatment of IBS and functional dyspepsia. Tianeptine is available for out-licensing.

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

To date, our principal sources of cash have been public and private financings, the sale of our ophthalmic business, revenues from our ophthalmic product line prior to the sale, research grants and the sale of a portion of our New Jersey State net operating loss carryforwards. In December 2004, the Company’s former marketing partner, Bausch & Lomb Incorporated (“Bausch & Lomb”), received approval from the FDA of its New Drug Application (“NDA”) for Zylet® as an ophthalmic anti-inflammatory antibiotic combination drug with respect to which the Company sold its rights subject to certain payment milestones. In connection therewith, the Company received net proceeds of approximately $9.1 million from Bausch & Lomb during the first quarter of 2005. Management believes that cash, cash equivalents, and short term investments of $11.2 million as of December 31, 2007 combined with our $4.0 million private placement of convertible debentures in January 2008, will be sufficient to support the Company’s continuing operations beyond December 31, 2008.

STRATEGY

Pharmos’ business is the discovery and development of new drugs to treat a range of indications including pain, inflammation, autoimmunity and select CNS disorders, including disorders of the “CNS-gut” axis. Our discovery program is focused on capitalizing on our expertise in the biology, chemistry and manufacturing of cannabinoid-based therapeutics, with the goal of developing increasingly potent, drugable and selective cannabinoid receptor agonists and antagonists for the treatment of a variety of human diseases. Modulation of these receptors in preclinical models of disease suggests that potential areas for therapeutic intervention include the treatment of chronic pain, autoimmune disease, osteoporosis, asthma, allergy, atherosclerosis and obesity. Based on our advanced preclinical testing of drug candidates, we are currently focused on the use of CB2-selective compounds for the treatment of chronic pain and autoimmunity.

The Company’s strategy has changed since the acquisition of Vela in October 2006. The late stage clinical stage asset, Dextofisopam, is currently in a 480 patient Phase 2b trial, following a successful Phase 2a trial. The Company has determined that the trial is the principal shareholder value driver and consequently is optimizing the allocation of cash resources to this program. The Company may also partner / out license Dextofisopam to an appropriate strategic partner.

The Company is currently seeking a partner who will take the lead in both operating and funding the ongoing research programs in Israel, namely the CB2 receptor selective library of compounds, including preclinical development of PRS-639,058 for neuropathic pain. Also available for licensing or partnership is Pharmos’ proprietary 3% diclofenac NanoEmulsion cream currently in Phase 2a clinical trial as topical treatment for osteoarthritis pain. The study is conducted at several Israeli hospitals, completion of subjects recruitment expected in mid-2008. To facilitate these efforts, the Company has engaged a boutique life science investment bank.

The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus. Assets involved are Tianeptine to treat IBS or functional dyspepsia and VPI-013 to treat hypoactive sexual desire disorder and potentially neuropathic pain.

Pharmos’ lead product, Dextofisopam, has completed a double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo, suggesting that

Dextofisopam has the potential to become a novel firstline treatment for IBS. The design of a larger, Phase 2b, dose-ranging study was discussed at a 2005 meeting with FDA, and Pharmos initiated a Phase 2b trial in February 2007 and in June 2007 the Company announced patient screening had commenced. Dextofisopam is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Unlike the two 5-HT3 or 5-HT4 IBS therapies currently available, both of which have significant safety concerns, Dextofisopam’s novel non-serotonergic activity offers a unique and innovative approach to IBS treatment.

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

The Company’s core proprietary discovery platform focuses on synthetic cannabinoid compounds. Cannabinor, the initial CB2-selective receptor agonist candidate, has completed two Phase 2a clinical trials for pain relief with an intravenous (IV) formulation. In January 2007, Pharmos reported that in the first of these studies intravenous (i.v.) Cannabinor was generally safe and well tolerated, but failed to meet the primary endpoint of reversing capsaicin-induced pain. However, analysis of additional endpoints of heat-induced and pressure-induced pain looking at the non capsaicin sensitized skin indicated that i.v. Cannabinor did in fact exhibit a statistically significant systemic analgesic effect compared to placebo. In April 2007, Pharmos reported that the lowest dose of Cannabinor (12mg) produced a statistical significant decrease in pain versus placebo as in subjects undergoing third molar dental extraction model, but that this effect was not seen in the higher dose groups (24mg and 48 mg). This is an unexpected pattern of results and as such the Company has determined that it will not continue with the development of Cannabinor at this time, but will focus resources on other CB2 compounds that have better potential. Cannabinor will be available for outlicensing.

Pharmos is conducting a clinical program to develop its proprietary NanoEmulsion (NE) drug delivery technology. Two Phase I studies in healthy volunteers have been completed and confirmed the safety and tolerability as well as the low systemic exposure of a diclofenac NE topical cream. The Company’s NanoEmulsion (NE) drug delivery system, a proprietary asset derived from our formulation expertise, completed a second Phase I trial in 2006 that confirmed the safety, and tolerability as well as low systemic exposure of a more optimized 3% NE diclofenac cream formulation. On June 27, 2007 the Company announced that patient screening had commenced in its Phase 2a clinical trial of its topical NanoEmulsion (NE) drug delivery technology formulated with 3% diclofenac. The trial will compare the safety and analgesic efficacy of the diclofenac NE cream with placebo in approximately 126 subjects with knee osteoarthritis (OA). OA affects approximately 12% of U.S. adults, a significant portion of who are not treated pharmacologically due to side effects associated with the commonly used oral treatments. A site-specific, topical diclofenac product that could deliver a high drug concentration to the affected joint with minimal systemic exposure could reduce the risk of treatment-limiting side effects while maintaining the analgesic effect.

DRUG DISCOVERY APPROACH

Pharmos is developing families of compounds based on its scientific knowledge of the medicinal activities of cannabinoids, compounds with chemical structures or receptor-binding properties related to the main active component of cannabis. The Company utilizes state-of-the-art technologies to synthesize, evaluate and develop new cannabinoid molecules that appear to exhibit enhanced therapeutic benefit. Pharmos has a library of hundreds of well-characterized cannabinoids, and continues to expand its library of compounds through a hybrid methodology combining the rational design of compounds based on knowledge of detailed molecular requirements for drug activity (“structure-activity relationships” or SAR) with combinatorial chemistry, a technique that utilizes chemical reactions to synthesize large numbers of different molecules. In contrast to random methods of combinatorial chemistry, this hybrid approach leads to a larger percentage of synthesized compounds that demonstrate activity in screening assays and increases the potential of developing potent and selective drug candidates. Pharmos has developed screening paradigms to screen compounds in its libraries for different properties, including binding to CB1 and CB2 receptors and their functional activation. Compounds that show potent activity in one or more of the screening assays are tested in early ADMET (Absorption, Distribution, Metabolism, Excretion, Toxicology) screens. The most promising compounds are then tested in validated animal models of human chronic pain, including CFA-induced paw edema for inflammatory pain, and the chronic sciatic nerve ligation (Bennett and Xie) model for neuropathic pain. Promising molecules are further studied with additional models for neuropathic and chronic pain. Selected molecules are also tested in animal models of autoimmune disease (rheumatoid arthritis, multiple sclerosis and inflammatory bowel disease).

Pharmos’ chemical library consists of several chemically distinct classes of cannabinoid compounds. The Company’s primary focuses for development are the families of CB2-selective compounds which are cannabinoid receptor agonists that bind preferentially to CB2 receptors. These receptors are found primarily in peripheral neurons and immune cells. The compounds possess advantages such as a simple synthesis, increased potency and improved drugability. Pharmos recognizes the potential therapeutic promise of CB2 activation in such diverse disease entities as pain, inflammation, autoimmunity, osteoporosis and atherosclerosis.

COMPOUNDS IN CLINICAL DEVELOPMENT

Dextofisopam

Dextofisopam, a non-serotonergic agent currently being evaluated for the treatment of irritable bowel syndrome (IBS), is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Dextofisopam represents a novel, first-in-class opportunity with a positive proof-of-concept study in an arena where there are few compounds with unique approaches or positive efficacy results. By structure, Dextofisopam is a member of the homophthalazine class; Dextofisopam binds to specific receptors in areas of the brain affecting autonomic function, including gastrointestinal (GI) function. Unlike the two 5-HT3 or 5-HT4 mediated IBS therapies currently available, both with significant safety concerns, Dextofisopam novel non-serotonergic activity offers a unique and innovative approach to IBS treatment.

A double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study has been completed with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo suggesting that Dextofisopam has the potential to become a novel firstline treatment for IBS. The design of a larger, Phase 2b, dose-ranging study was discussed at a 2005 meeting with FDA, and Pharmos initiated a Phase 2b trial in February 2007 and the first patient was screened in June 2007.

An extensive patent estate is in place with Dextofisopam. This consists of an issued composition-of-matter patent, an issued method-of-use patent, and numerous additional pending patent applications in both the United States (including use of Dextofisopam for inflammatory disorders and immunomodulation) and foreign counterparts.

CB2-selective cannabinoids

Pharmos’ novel CB2-selective cannabinoids are synthetic compounds which belong to the class of nonclassical cannabinoids. Compounds in this class have been demonstrated to possess immunomodulatory and analgesic activities. Importantly, the CB2-selective cannabinoids display fewer of the undesired psychotropic and cardiovascular side-effects seen with some natural cannabinoids because they bind with high affinity to the peripheral cannabinoid type two (CB2) receptor and with lower affinity to the cannabinoid type one (CB1) receptor, located in the central nervous system. In contrast to CB1 receptors, CB2 receptors are expressed mainly outside of the central nervous system, on immune and inflammatory cells. CB2 activation also inhibits the release of pro-nociceptive peptide from the periphery which may prevent activation of primary afferent neurons. CB2 activation also modulates T-cell activity, skewing the T-helper cell type 1 (Th1) responses to the T-helper cell type 2 (Th2) activity. Most autoimmune diseases and models of autoimmunity in which susceptibility is associated with the expression of specific MHC class II allotypes appear to be of the Th1 type. Thus considerable emphasis has been placed on developing means of altering the course of the autoimmune Th1 response to become that of a Th2 response, with the goal of down regulating the autoimmune pathogenesis

As noted earlier (SEE: DRUG DISCOVERY APPROACH), several candidates from Pharmos’ CB2-selective cannabinoid library have demonstrated promise in animal models for autoimmune inflammatory disorders, such as multiple sclerosis and inflammatory bowel disease. These compounds have also demonstrated efficacy in animal models of neuropathic, inflammatory and chronic nociceptive pain. In selected preclinical models, these compounds have demonstrated analgesic activity equivalent or better than Gabapentin.

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

In preclinical models, Pharmos’ novel CB2-selective cannabinoids have also demonstrated anti-inflammatory and analgesic properties, suggesting that they may be useful in the treatment of neuropathic pain.

The analgesic market where unmet medical needs remain can be categorized into five major syndromes: cancer pain, back pain, HIV pain, neuropathies, and arthritic/osteoarthritic pain. The incidence and prevalence of the major pain syndromes continues to increase with an estimated patient potential in 2009 of over 368 million. In 2000, the global market for analgesics was about $16 billion. Global analgesic sales increased to more than $22 billion for 2002 and are predicted to increase to $30 billion by 2009. In the US, spending for drugs to treat neuropathic pain is anticipated to exceed $1 billion by 2009. At present, there is no specific or satisfactory analgesic for neuropathic pain. Opioids and NSAIDs are only marginally effective in a minority of patients. Pfizer’s Lyrica® (pregabalin) was recently FDA-approved for the treatment of various forms of neuropathic pain. In controlled clinical trials, however, only 35% of patients with neuropathic pain had a 50% reduction in pain score, and the most common side effects of Lyrica® included dizziness, somnolence, dry mouth, peripheral edema, blurred vision, weight gain and difficulty with concentration/attention. Lyrica® is also designated as a controlled substance by the FDA. In the first year after launch, the drug generated $291 million in sales, with an additional $639 million in sales for Neurontin® (gabapentin), a closely-related drug widely used for the treatment of neuropathic pain. Neuropathic pain occurs most commonly in diabetes, cancer, multiple sclerosis, stroke, amyotrophic lateral sclerosis, HIV, trigeminal and post-herpetic neuralgia, and after trauma (traumatic neuralgia, phantom limb surgery). The main symptoms are spontaneous (i.e. not triggered by noxious stimuli), severe shooting pains, hyperalgesia and allodynia (painful sensations evoked by light touch or small changes in temperature that do not normally elicit pain).

These potential markets are extremely attractive for analgesics that can effectively manage pain experienced by patients suffering from any of these syndromes. The properties of our CB2-selective cannabinioids place them in a good position for potential deployment in several of these major pain syndromes.

Cannabinor and other CB2 selective compounds in preclinical development demonstrate significant immunomodulatory activity in autoimmune disease models of multiple sclerosis, rheumatoid arthritis and inflammatory bowel disease. The total global market for autoimmune disease therapeutics reached an estimated $11.3 billion in 2000. This was an increase of 23.6% over an estimated $4.8 billion in 1996. Key market drivers at that time included products such as Celebrex®, Vioxx®, Enbrel®, Avonex®, Betaseron®, Rebif®, and Synthroid®. In 2006, the market is expected to generate estimated revenues of $21.1 billion, reflecting a 15.9% increase from 2000 to 2006. The largest segment by disease area within the global autoimmune disease market was the rheumatoid arthritis market, with 55.9% share in 2000.

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

Potential pharmaceutical market for Dextofisopam

The development of Dextofisopam for the treatment of Irritable Bowel Syndrome (IBS) is a major goal of Pharmos’ development activity. Direct medical costs associated with IBS have been estimated at $8 billion annually in the U.S. It has been estimated that indirect costs for IBS in the U.S. exceed $20 billion. The few recent products introduced in this market have been limited by poor safety profiles.

Irritable Bowel Syndrome: Disease Description and Diagnosis

Irritable bowel syndrome is defined by a constellation of symptoms that includes abdominal pain or discomfort accompanied by diarrhea, constipation, or an alternation between the two. IBS is classified as a functional disorder; it is diagnosed by symptom-based criteria following exclusion of organic diseases that may produce abdominal pain and altered bowel function.

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

This perspective on the pathophysiology of IBS suggests that a drug that improves altered bowel motility, decreases visceral hypersensitivity reduces stress-related impact on GI function, normalizes autonomic dysfunction, and possesses anti-inflammatory properties may provide a superior, broad-spectrum approach to the treatment of IBS. In preclinical studies, dextofisopam exhibits all of these properties.

The diagnostic criteria for IBS have evolved over the years. Today, diagnosis for clinical trials and regulatory purposes is defined by the Rome III Criteria. Diagnosis is based on the patient having a) recurrent abdominal pain or discomfort for at least 6 months, and b) at least two of the following three features on at least 3 days per month over the past 3 months:

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

The prevalence of IBS varies with gender and age. Higher prevalence rates are consistently reported for women than for men (two to three times greater). While IBS is observed in all age groups, including pediatric and geriatric populations, it is more common in the age range of 20 to 60 years for both genders

Current Market

Even with the recent introduction of two new therapies - Lotronex® (alosetron), a 5-HT3 antagonist, and Zelnorm® (tegaserod), a 5-HT4 partial agonist - the IBS market is still largely served by older products, with questionable efficacy and poor tolerability. These older products include antispasmodics, laxatives, and antidiarrheal agents. While antispasmodics at high doses may provide relief of specific symptoms, these drugs are poorly tolerated at those doses. The estimated sales of IBS drugs in the U.S. market totaled $353.7 M in 2003.

Lotronex® was introduced into the U.S. IBS market in March 2000, and was withdrawn from the market in November 2000 due to safety issues. Lotronex® was subsequently reintroduced in 2003 with a restricted marketing program (Physician Prescribing Program). The utility of Lotronex® is severely hampered both by its narrow indication (only for women with severe diarrhea-predominant IBS who have failed to respond to conventional therapy) and a major safety issue (the risk of potentially fatal ischemic colitis). Since its reintroduction, Lotronex® has had minimal prescription volume.

Zelnorm® was introduced into the U.S. IBS market in July 2002 for short-term use in women with constipation-predominant IBS. In April 2004, a precautionary statement was added to Zelnorm® labeling regarding post-marketing cases of ischemic colitis and a warning for severe diarrhea. Despite these changes to the package insert, the strong marketing and educational efforts supporting Zelnorm® appear to have increased awareness and expanded utilization. Zelnorm® achieved U.S. sales of $26 M in 2002, $132 M in 2003, $249 M in 2004, $357 M in 2005, and $488 M in 2006, with 2006 worldwide sales of $561 M. Zelnorm® is currently approved in 30 countries, though not yet in major EU markets or in Japan. Zelnorm® was voluntarily withdrawn from the market in March 2007 because of side effects. It has been recently reintroduced with a black box warning label.

Market Potential (United States and Rest of World)

The market potential for IBS is very large. IBS is a prevalent disorder for which there are currently no safe and broadly effective treatments. Investment research analysts projected a U.S. market worth $2.5 B by 2009. Market research reports project that the current full worldwide (WW) market potential for IBS therapies could be as high as $15 B (over $6 B in the United States alone). Based on its current clinical profile, dextofisopam may have the potential to capture a significant portion of the IBS market.

NanoEmulsion Drug Delivery System

Topical application of drugs directly to pathological sites offers potential advantages over systemic delivery by producing high drug concentration in the affected tissue while avoiding unwanted side-effects due to high systemic drug levels. Topical preparations of NSAIDs are commonly used as analgesics and anti-inflammatory agents to treat various disorders such as arthropathies and myalgias. Many topical formulations employ chemical penetration enhancers to improve dermal penetration of drugs. Chemical enhancers, which are usually organic solvents, may cause skin irritation and sensitization. Pharmos invented and owns a family of patents covering novel NanoEmulsion formulations as vehicles for lipophilic drugs. NanoEmulsions are solvent-free, injection-

free topical vehicles based on drug entrapment in oil-in-water nanoemulsion droplets. Such vehicles allow for high loading of water-insoluble drugs and offer enhanced skin penetration over competing technologies. A topical application of the nanotechnology has already demonstrated excellent targeted delivery of lipophilic drugs to muscle and joints in animal models, and has undergone two Phase I testing in humans, demonstrating excellent local safety and tolerability with low systemic exposure. Pharmos has formulated several NSAIDs into this platform technology and initiated a Phase IIa clinical study in 2007 in Osteoarthritis patients. This platform technology also offers the potential for topical delivery of a wide variety of water-insoluble compounds in addition to NSAIDs, and the possibility of incorporating other drug candidates into the delivery system continue to be evaluated, either for internal development or for out-licensing.

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

Dextofisopam is currently targeted for the treatment of diarrhea-predominant IBS and/or alternating-type IBS. To the best of our knowledge, there are no competing compounds in development specifically for the treatment of alternating-type IBS. Several compounds are reported to be in development for the potential treatment of diarrhea-predominant IBS. These include DDP-225, a mixed 5-HT3 antagonist/norepinephrine reuptake blocker, reportedly in Phase 2 (Dynogen); rifaximin, an antibiotic marketed for the treatment of traveler’s diarrhea (Salix); arverapamil, a compound with 5-HT3 antagonist and calcium channel blocking properties, reportedly in Phase 2 (AGI); TRN-002, a chloride channel blocker reportedly in Phase 2 (Trine); and LX1031, reportedly in Phase 1 (Lexicon Genetics). Several other compounds are reported to be in development for the treatment of IBS. However, it is not clear if these compounds are intended for a specific type of IBS, e.g., diarrhea-predominant, constipation-predominant, or alternating-type IBS. Such compounds include a glucagon-like peptide-1 agonist (Gastrotech) and asimadoline, a kappa opiate agonist (Tioga), both reportedly in Phase 2. Several other compounds are reported to be in development for the treatment of constipation-predominant IBS. While such compounds may not directly compete with dextofisopam, it is possible that they may eventually be developed for diarrhea-predominant or alternating-type IBS, or that dextofisopam may eventually be developed for constipation-predominant IBS. Such compounds include DDP-733, a 5-HT3 partial agonist reportedly in Phase 2 (Dynogen) and MD-1100, a guanylate cyclase C agonist reportedly in Phase 2 (Microbia).

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

At the time of the sale in 2001, Pharmos received gross proceeds of approximately $25 million in cash in 2001. During January 2005, an amended agreement was signed in regard to Zylet® and Pharmos received additional gross proceeds of approximately $12.2 million from Bausch & Lomb. Additionally, the Company may have received a milestone payment of up to $10 million if actual sales during the first two years following Bausch & Lomb’s commercialization were exceeding agreed-upon forecasted amounts.. A review of Zylet sales provided by Bausch and Lomb indicated that no additional payments are due the Company as actual sales of Zylet did not reach the agreed levels. Pharmos agreed to pay up to $3.75 million of the costs of developing Zylet®, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, another $1.57 million was paid to Bausch & Lomb. Pharmos paid the remaining balance of $1.56 million as its share of these research and development related Zylet® expenses in January 2005. Pharmos has no further obligation for payments to Bausch & Lomb.

Pharmos paid Dr. Nicholas Bodor, the loteprednol etabonate patent owner and licensor, who is a former director of and consultant to Pharmos, a total of approximately $2.7 million from the initial proceeds of the sale of Lotemax® and Alrex® in return for his consent to Pharmos’ assignment of its rights under the license agreement to Bausch & Lomb. In January 2005, the Company paid Dr. Bodor approximately $1.3 million per the agreement with respect to Zylet®. Pharmos owes Dr. Bodor an additional 14.3% of any payments the Company may receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S. As stated above, the required Zylet sales levels were not achieved during the measurement period. In February 2005, the Company paid the Israel-U.S. Binational Industrial Research and Development Foundation $211,712, which represented the maximum amount the Company owed the foundation for Zylet®.

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

For Bausch & Lomb’s ophthalmic product, Zylet®, in which we had a financial interest there are competing products currently on the market including Tobradex® from Alcon, which is the largest-selling product in its category, as well as Vexol® from Alcon and Pred Forte® from Allergan.

Patents and Proprietary Rights

Proprietary protection generally has been important in the pharmaceutical industry, and the commercial success of products incorporating Pharmos’ technologies may depend, in part, upon the ability to obtain strong patent protection.

Some of the technologies underlying Pharmos’ potential products were invented by or are owned by various third parties, including Otsuka Pharmaceutical Co., Ltd and The Hebrew University of Jerusalem. Pharmos is the licensee of these technologies under patents held by the applicable owner, through licenses that generally remain in effect for the life of the applicable patent. Pharmos generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed technology and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. Pharmos also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop its competitive position. Pharmos’ policy is to protect its technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that it considers important to the development of its business. Pharmos intends to file additional patent applications, when appropriate, relating to its technology, improvments to its technology and to specific products it develops.

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

Emulsion-based Drug Delivery Systems. In the general category of SubMicron Emulsion technology, Pharmos holds three patents. These patents and patent applications have been devised to protect a group of formulation technologies devised by Pharmos and the inventors as they relate to pharmaceutical and medicinal products. The most important of these relate to submicron emulsions for improved topical and transdermal drug delivery. Two families relate to dry solid lipid formulations for enhanced oral delivery of lipophilic substances. The earliest patent filings for SubMicron Emulsion technology date from 1993 and the most recent are dated from 1997. These patents cover a broad range of new formulations, which improve the absorption of drugs that are poorly soluble in water.

Additional Pharmos assets include dextofisopam (previously known as R-tofisopam) and tianeptine for the treatment of irritable bowel syndrome and VPI-013 (previously known as OPC-14523) for the treatment of depression.

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

Tianeptine to Treat IBS or Functional Dyspepsia. Tianeptine is a racemic molecule marketed and used outside the United States for the treatment of depression. Pharmos’ patent protection for tianeptine consists of a United States method-of-use patent covering tianeptine and its two enantiomers for the treatment of IBS and non-ulcer dyspepsia. This patent expires in 2024. Additional foreign patents related to this United States patent are pending.

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

Pharmos has in-licensed North American and European rights (and rights in select additional countries) to VPI-013 from Otsuka Pharmaceutical Co., Ltd. The VPI-013 patent estate consists of a United States composition-of-matter patent (which expires in 2014), a United States method-of-use patent, and foreign counterparts. The patents are owned by Otsuka and are licensed exclusively to Pharmos in the geographic areas noted above. Pharmos and Otsuka have jointly filed an international patent application covering the treatment of neuropathic pain.

Licenses

As discussed above, Pharmos has licensed patents covering certain emulsion-based drug delivery systems from the Hebrew University of Jerusalem.

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the former Chairman and Chief Executive Officer of Pharmos. The terms of the license agreement are discussed in “Item 13. Certain Relationships and Related Transactions.”

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

Drug Enforcement Administration

In animal and human testing, neither cannabinor nor dexanabinol have been shown to possess clinically significant psychotropic properties at relevant therapeutic doses. As part of the filing requirements with the FDA, Pharmos will study the addiction potential of its drug candidates concurrent with late-stage clinical trials. If the potential of addiction is found in animal tests, additional regulatory requirements may be imposed by the FDA and Drug Enforcement Agency (DEA). The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Should one of the Company’s products be classified as a controlled substance, its manufacture, shipment, storage, sale and use would be subject to a high degree of regulation. To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Facilities that conduct research, manufacture or distribute controlled substances must be registered to perform these activities and have the security, control and accounting mechanisms required by the FDA to prevent loss and diversion. Failure to maintain any required compliance might result in regulatory action that could have a material adverse event on our business. The FDA could seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could give rise to criminal proceedings.

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

Human Resources

As of December 31, 2007, Pharmos had 18 full-time employees, including 7 in the U.S. and 11in Israel. Of the 18 employees, 7 hold doctorate or medical degrees.

Pharmos’ employees are not covered by a collective bargaining agreement. To date, Pharmos has not experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

Pharmos’ subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for: (1) research and development of dexanabinol; (2) SubMicron Emulsion technology for injection and nutrition; (3) research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes; (4) research and development of CB2, including cannabinor. As of December 31, 2007, the total amounts received under such grants amounted to $17,827,499. Under the terms of the grant agreements, aggregate future royalty payments related to sales of products developed, if any, as a result of the grants are limited to $16,338,559 based on grants received through December 31, 2007. Pharmos will be required to pay royalties to the Chief Scientist ranging from 3% to 5% of product sales, if any, as a result of the research activities conducted with such funds. Aggregate royalty payments per product are limited to the amount of funding received to develop that product and interest. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. See “Conditions in Israel.”

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

We are at an early stage of development. Our lead product, dextofisopam, has completed Phase 2a testing for irritable bowel syndrome (“IBS”), and patient screening commenced for a Phase 2b study of dextofisopam for the treatment of IBS in June 2007. We have determined that we will not continue with the development of Cannabinor at this time, but will focus resources on other CB2 compounds that have better potential. Cannabinor will be available for outlicensing. Apart from an ophthalmic product that was sold to Bausch & Lomb Incorporated in October 2001, most of our other potential products are early in the research and development phase, and product revenues may not be realized from the sale of any such products for at least the next several years, if at all. Many of our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing, as well as lengthy regulatory approval. Because of the uncertain nature of the process, we cannot be sure that our research and development efforts will be successful, that our potential products will prove to be safe and effective in clinical trials or that we will develop any other commercially successful products.

We have a history of operating losses and expect to sustain losses in the future.

We have experienced significant operating losses since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $197 million. We expect to incur operating losses over the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our ability to generate revenues and achieve profitability depends in part upon our ability, alone or with others, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products.

We may not be able to obtain financing in the future.

As of December 31, 2007, we had an accumulated deficit of approximately $197 million. The development of our technology and potential products will require a commitment of substantial funds to conduct the costly and time-consuming research necessary to develop and optimize our technology, and ultimately, to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors, including:

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

We believe that our cash and cash equivalents and short term investments as of December 31, 2007, combined with our $4.0 million private placement of convertible debentures in January 2008 should be sufficient to fund our continuing operations beyond December 31, 2008.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In addition, Israel has in the past been the subject of an economic boycott, as have companies doing business with Israel. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, there has been an increase in the unrest and terrorist activity that began in September 2000 and has continued with varying levels of severity into 2008. We do not believe that the political and security situation has had any material negative impact on our business to date; however, the situation is volatile, and we cannot be sure that security and political conditions will have no such effect in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Pharmos is headquartered in Iselin, New Jersey, where it leases its executive offices and maintains clinical, regulatory and business development staff. The New Jersey lease expires in 2009. Pharmos also leases facilities used in the operation of its research, development and administrative activities in Rehovot, Israel. The facility in Rehovot has been improved to meet the special requirements necessary for the operation of Pharmos’ research and development activities. In the opinion of the management, these facilities are sufficient to meet the current and anticipated future requirements of Pharmos. In addition, management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities. The monthly lease obligations for our office space in 2007 are $17,881 for Iselin, New Jersey and $12,306 for Rehovot, Israel. The approximate square footage for Iselin, New Jersey and Rehovot, Israel are 7,399 and 10,426, respectively. A portion of the NJ offices are subleased; the net monthly lease obligations and approximate square footage are $3,122 and 1,441 square feet, respectively.

In February 2007 Pharmos Ltd. signed a new four-year lease for its Rehovot facilities. There is an early termination date on January 31, 2009 with no penalty to Pharmos if the company elects to notify of early termination 150 days prior to the early termination date. About 11,180 square feet of the facility in Rehovot were subleased between October 1, 2007 to January 31, 2008. On January 31, 2008 we terminated 11,180 square feet and on February 1, 2008 subleased 5,036 square feet; the net monthly lease obligations and approximate square footage from February 1, 2008 are $6,363 and 5,391 square feet respectively. The sublease of the 5,036 square feet will terminate on January 31, 2009, the early termination date.

Item 3. Legal Proceedings

The Company and certain current officers were named as defendants in several purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in January 2005 in the U.S. District Court for the District of New Jersey. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 hereunder. The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements regarding the effectiveness of dexanabinol in treating TBI (Traumatic Brain Injury) which had the effect of artificially inflating the price of the Company’s common stock. These class actions have been consolidated by order of the court and lead plaintiffs and lead plaintiffs’ counsel have been appointed. An amended complaint was filed in September 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Pharmos Annual Meeting of Stockholders held on October 24, 2007, our stockholders elected the following persons as Class I Directors to serve until the 2008 annual meeting of stockholders and until their successors are duly elected and qualified: Charles Newhall III, David Schlachet and Abraham Sartani, MD. The results of the voting were as follows:

	VOTES FOR	VOTES WITHHELD

Charles Newhall III	18,477,113	581,585

David Schlachet	17,463,594	1,565,104

Abraham Sartani, MD	18,376,959	651,739

Also at the Annual Meeting, the stockholders approved the amendment of the Company’s 2000 Stock Option Plan authorizing the issuance of an additional 2,000,000 shares under such plan, thereby increasing the aggregate number of shares issuable under the plan from 2,700,000 to 4,700,000, with 9,111,467 votes for approval, 468,144 votes against approval and 31,868 abstentions.

Further, the stockholders ratified the Board’s selection of PricewaterhouseCoopers LLP as Pharmos’s independent registered public accounting firm for the fiscal year ended December 31, 2007, with 18,277,488 votes for ratification, 320,660 votes against ratification, 430,549 abstentions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Capital Market under the symbol “PARS.” The following table sets forth the range of high and low sales prices per share for the Common Stock as reported on Nasdaq during the periods indicated.

Year ended December 31, 2007	HIGH	LOW

4th Quarter	$.96	$.31
3rd Quarter	1.45	.79
2nd Quarter	2.28	1.33
1st Quarter	1.88	1.36

Year ended December 31, 2006	HIGH	LOW

4th Quarter	$2.22	$1.68
3rd Quarter	2.14	1.55
2nd Quarter	2.70	2.01
1st Quarter	2.93	2.00

The high and low sales prices for the Common Stock from January 1, 2008 through February 26, 2008 were $.95 and $.30, respectively. The closing price on February 26, 2008 was $.94.

On February 20, 2008, there were approximately 493 record holders of the Common Stock of the Company and approximately 16,347 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in “street name”.

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

PERFORMANCE GRAPH

The following graph compares the Company’s cumulative stockholder’s return for the five year period ended December 31, 2007 with the cumulative total return of the Nasdaq Equity Market Index and the Nasdaq Pharmaceuticals Index over the same period.

Item 6. Selected Financial Data

	Year Ended December 31,

	2007		2006		2005		2004		2003

Revenues	—		—		—		—		—
Operating expenses	($17,579,259)		($37,542,519	) (1)	($15,708,888)		($19,880,151)		($16,034,146)
Other income (expense), net	997,652		1,792,775		12,288,382	(2)	(2,532,390)		(2,679,517)
Loss before income taxes	(16,581,607)		(35,749,744)		(3,420,506)		(22,412,541)		(18,713,663)
Net loss	(15,625,825)		(35,136,969)		(2,929,872)		(21,967,767)		(18,485,865)
Net loss applicable to common shareholders	($15,625,825	) (3)	($35,136,969	) (3)	($2,929,872	) (3)	($21,967,767	) (3)	($18,485,865	) (3)

Net loss per share applicable to common shareholders –basic and diluted	($0.61)		($1.74)		($0.15)		($1.22)		($1.37)

Total assets	$12,374,959		$28,393,338		$48,990,772		$57,664,842		$69,622,482

Long term obligations	$410,594		$1,388,306		$1,125,551		$1,236,451		$5,772,344

Cash dividends declared	—		—		—		—		—

Average shares outstanding - basic and diluted	25,591,660		20,249,714		18,974,175		18,033,358		13,479,435

1.	The Company acquired in-process research and development in the Vela acquisition in October 2006. Vela results are consolidated from October 26, 2006 forward.

2.	Includes a $10.7 million milestone payment received in 2005 related to the sale of the ophthalmic product line in October 2001.

3.	Includes benefit of sales of Pharmos NJ Net Operating Loss in 2007, 2006, 2005, 2004 and 2003 of $955,782, $612,775, $490,634, $444,744 and $227,798, respectively.

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

Executive Summary

The results for the year ended December 31, 2007 and 2006 were a net loss of $15.6 million and $35.1 million or a loss per share of $.61 and $1.74, respectively.

The operating expenses for 2007 were $17.6 million, primarily comprised of $10.6 million research and development expenses primarily relating to the commencement of the dextofisopam Phase 2b clinical trial, and $6.7 million of general and administration expenses.

In 2007 the Company commenced the dextofisopam Phase 2b clinical trial with 72 randomized patients enrolled as of December 31, 2007 of an anticipated 480 patient trial.

General and administrative expenses included severance payments aggregations $1,014,732 relating to the departure of three senior executives.

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

Equity based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). The Company has elected to expense these awards on a straight line basis over the life of the awards. As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the years ended December 31,2007 and 2006 were $1,076,606 and $939,500 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the years ended December 31, 2007 and 2006 of $(0.61) and $(1.74) are $0.04 and $0.05 more as a result of adopting SFAS 123R.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the years ended December 31, 2007 and 2006 include expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the years ended December 31, 2007 and 2006, the Company recognized compensation expense of $1,076,606 and $939,500 for stock options which were recognized in the Consolidated Statement of Operations. As of December 31, 2007 and 2006, the total compensation costs related to non-vested awards not yet recognized is $510,000 which will be recognized over the next three and one-quarter years.

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

Year Ended December 31, 2005

Net loss as reported	($2,929,872)
Add: Stock-based employee compensation expense included in reported net loss	1,171,728

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,578,359)

Pro forma net loss	($6,336,503)

Loss per share:
Basic and diluted, as reported	($0.15)
Basic and diluted, pro forma	($0.33)

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

2005

Risk-free interest rate	3.71-4.45%
Expected lives (in years)	5
Dividend yield	0%
Expected volatility	99 -107%

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

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, its then Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, its then President and Chief Operating Officer. The Company granted retention awards consisting of cash and restricted stock units to Dr. Aviv. The Company granted retention awards consisting of cash and restricted stock to Dr. Riesenfeld (the “Awards”). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards vested on his departure from the Company on April 2, 2006 and the expense of those awards was accelerated through April 2, 2006. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The aggregate fair value of the restricted stock awards totaled $2 million. For financial reporting purposes, the cash awards and the fair value of the restricted stock awards, which totaled $2,500,000, will be expensed pro rata over the vesting periods. Per the Awards, only Dr. Riesenfeld was issued the restricted stock; Dr. Aviv received restricted stock units.

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

Tax Valuation Allowance

The Company has assessed the likelihood of realizing future taxable income and has determined that a 100% deferred tax valuation allowance is deemed necessary. In the event the Company were to determine that it would be able to realize its deferred tax asset, an adjustment to the valuation allowance would increase income or decrease the loss in the period such determination is made.

Results of Operations

           Years Ended December 31, 2007 and 2006

The Company recorded no product sales revenue and cost of sales during 2007 and 2006.

During 2007, the Company increased its expenditures on research and development activities. In 2006, the Company completed its acquisition of Vela Pharmaceuticals, Inc. which included $20,608,000 of in-process research and development costs. The Vela operations have been integrated into Pharmos and the Company currently operates as one operating segment. Thus research and development expenditures in 2007 were greater than in 2006. From the Vela acquisition, the Company initiated a large Phase 2b study of Dextofisopam for the treatment of IBS in the first half of 2007.

The acquisition of Vela resulted in the Company acquiring three potential drug candidates in various stages of development. The Company initiated a large scale Phase IIb trial involving approximately 480 patients with Dextofisopam for irritable bowel syndrome (IBS) in June 2007. The second drug acquired through Vela was VPI-013 for female sexual dysfunction and neuropathic pain. This drug candidate has completed Phase IIa testing and the Company intends to seek to license this to a partner. The Company also intends to license out the third drug candidate, Tianeptine, also for IBS which has completed pre-clinical testing. Significant additional clinical testing and related expenses will be needed before these drugs reach the market if at all. The additional expenses cannot be quantified at this time.

A Phase 2a clinical trial with the Company’s NanoEmulsion delivery technology for topical application of analgesic and anti-inflammatory agents commenced in June 2007 targeting 126 patients. Completion is expected in mid 2008.

During the first half of 2007 the Company completed two Phase 2a proof of principle trials for Cannabinor with the iv formulation, a drug candidate for treating pain. Cannabinor is a CB2 selective agonist and is the first of the CB2 molecules tested in humans.

During 2007 the Company focused on lowering its general and administrative costs. During 2006, the Company incurred higher professional fees primarily in connection with legal fees related to the proxy contest including the coverage of Lloyd Miller’s legal costs, higher investor relation costs related to the acquisition and proxy preparation.

Included in the 2007 general and administrative costs are costs relating to the departure of three senior executives. These payments were made under contractual agreements. After including these expenses in 2007, the aggregate general and administrative costs are lower than in 2006 due in part to cost management efforts and the scaling back of activities not core to the Company’s research and development efforts.

The Company is currently dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since its inception, except for 2001. During 2007, the Company funded the majority of its expenses and other capital requirements with $13 million of common stock issued in conjunction with the Vela acquisition, utilization of cash and short term investments available from external financing in earlier years, income from grants received from the Office of the Chief Scientist of Israel and the sale of NJ Net Operating Losses. At December 31, 2007, the Company has an accumulated deficit of $197 million and expects to continue to incur losses going forward. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company’s product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”

Research efforts in 2007 and 2006 have been focused on the identification of new, potentially more potent CB2 agonists, completion of preclinical toxicology and safety pharmacology studies of an oral formulation of Cannabinor, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel. The major increase in year-to-date operating expenses year–over-year reflects the shift from primarily in-house research & development activities in 2005 to preclinical and clinical trials in 2006.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. In June 2007 the Company announced that patient screening had commenced in the Phase 2b trial for Dextofisopam for IBS with a target of 480 patients. Through December 31, 2007 expenditures on this trial amounted to $5,188,539.

The Cannabinor expenditures for the two Phase 2a trials amounted to $1,180,952 and the costs of the NanoEmulsion Phase 2a trial aggregated $313,038 in 2007.

Gross expenses for other research and development projects in early stages of development for the year ended December 31, 2007 and 2006 were $4,350,348 and $ 6,477,805, respectively. Research & development (R&D) gross expenses increased by $2,500,745 or 28% from $8,956,821 in 2006 to $11,457,566 in 2007 due to the commencement of the Dextofisopam Phase 2b clinical trial and a $1.0 million milestone payment made by Pharmos upon the study’s commencement. The Company recorded research and development grants received from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $812,042 and $1,445,513 during 2007 and 2006, respectively, which reduced research and development expenses. The decrease in grants is directly related to the decrease in the underlying eligible activity for the grants in 2007 over 2006 as the Company focused more research funds on the US based Phase 2b clinical trial of Dextofisopam. Total research and development expenses, net of grants, increased by $3,134,216 or 42% from $7,511,308 in 2006 to $10,645,524 in 2007.

In process acquired research and development costs decreased by $20,607,575 from $$20,607,575 in 2006 to $0 in 2007. The in process acquired research and development costs were acquired in conjunction with the acquisition of Vela in 2006.

General and administrative expenses decreased by $2,410,266 or 26%, from $9,108,867 in 2006 to $6,698,601 in 2007. The decrease in general and administrative expenses is due to lower, professional fees, investor relations and insurance costs by $1,933,000, $358,000, and $348,000 respectively, in 2007 compared to 2006. These decreases were offset in part by an increase in salary and benefit costs of $547,000 in 2007 as compared to 2006. The lower professional fees in 2007 are due to non-recurring legal and consulting fees that were incurred in 2006 related to the Vela acquisition and business development. The decrease in investor relation costs is primarily related to 2006 non recurring proxy printing and distribution costs associated with the Vela acquisition. The decline in insurance costs reflect favorable renewal rates and reduced policy coverage limits. The increase in salary and benefit costs is primarily attributed to severance costs associated with the departure of several executives.

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

Other income net, decreased by $10,495,607 from income of $12,288,382 in 2005 to income of $1,792,775 in 2006. Income of $10,725,688 was recognized for the net payment received from B&L in the first quarter of 2005. Interest expense decreased by $166,322 from $166,322 in 2005 to $0 in 2006. The decrease in 2005 interest expense is a result of the substantially reduced average outstanding balance and maturity at March 31, 2005 of the September 2003 Convertible Debentures. This debt was fully repaid as of March 31, 2005. Interest income increased by $263,164, or 17%, from $1,514,878 in 2005 to $1,778,042 in 2006 as a result of higher interest rates. During 2006, the Company recorded in other income royalties of $5,177 compared with $24,670 in 2005 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s CEO.

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

Liquidity and Capital Resources

The Company was not profitable from 2004 through 2007. During 2007, the Company funded the majority of its expenses and other capital requirements with the utilization of cash and short term investments available from external financing in earlier years, income from grants received from the Office of the Chief Scientist of Israel and the sale of NJ Net Operating Losses. At December 31, 2007, the Company had an accumulated deficit of $197 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to a marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling of $11.2 million as of December 31, 2007,combined with our $4.0 million private placement of convertible debentures in January 2008, will be sufficient to support the Company’s continuing operations beyond December 31, 2008.

The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company expects cash expenditures in research and development to increase in 2008 due primarily to the ongoing dextofisopam Phase 2b clinical trial. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products.

The following table describes the Company’s liquidity and financial position on December 31, 2007, and on December 31, 2006:

	December 31, 2007	December 31, 2006

Working capital	$9,504,348	$24,168,153
Cash and cash equivalents	$7,481,741	$12,757,013
Short term investments	$3,686,568	$13,172,673
Total cash, cash equivalents and short term investments	$11,168,309	$25,929,686

Current working capital position

As of December 31, 2007, the Company had working capital of $9.5 million consisting of current assets of $11.5 million and current liabilities of $2.0 million. This represents a decrease of $14.7 million from its working capital of $24.2 million on current assets of $26.7 million and current liabilities of $2.5 million as of December 31, 2006.

Current and future liquidity position

Management believes that cash, cash equivalents and short term investments, totaling $11.2 million as of December 31, 2007 combined with our $4.0 million private placement of convertible debentures in January 2008, will be sufficient to support the Company’s continuing operations beyond December 31, 2008. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

Cash

At December 31, 2007, cash and cash equivalents totaled $7.5 million. At December 31, 2006 cash and cash equivalents totaled $12.8 million. This net decrease in cash of $5.3 million was due to the utilization of cash for operating activities. The cash and cash equivalents, in combination with the short term investments, will be used to finance future operating expenses.

The Company has a lease agreement for the premises it occupies in New Jersey. The lease agreement expires in 2009. The lease agreement is secured by a letter of credit of $65,031. This amount is included in restricted cash at December 31, 2007.

In addition, the Company’s subsidiary, Pharmos Ltd., has a lease agreement for the premises it occupies in Israel. The lease agreement expired in November 2006 and was renewed for a four year term in February 2007. There is an early termination date on January 31, 2009 with no penalty to Pharmos if the company elects to notify of early termination 150 days prior to the early termination date. The lease agreement is secured by a letter of guarantee in the amount of $177,016 based on the Israeli consumer price index. A deposit of $86,695 is included in restricted cash at December 31, 2007.

Operating activities

Net cash used in operating activities for 2007 was $15.4 million compared to $19.7 million for 2006. The decrease is primarily attributed to lower research and development costs and general and administrative expenses incurred in 2007.

Capital expenditures

Our capital expenditures for property, plant and equipment for 2007, 2006 and 2005 totaled approximately $177,000, $165,000 and $137,000 respectively for normal replacements and improvements.

Investing activities

In 2007, the Company purchased short term investments that were typically auction rate securities and investments that mature between 90 days and one year. Short term investments are reinvested upon maturity to the extent that the funds are not needed to meet operating activity cash flow needs. In 2007, the Company received $16.4 million in short term investment proceeds and reinvested $6.9 million in short term investments.

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

At December 31, 2007 we held $2,650,000 in Auction Rate Securities (“ARS”). At February 11, 2008 we had only one remaining ARS. The one remaining ARS, issued by George Washington University, is for $1,000,000. The reset auction for this security failed to clear on February 13, 2008. An auction failure occurs when the parties wishing to sell securities could not. This ARS, a general obligation of George Washington University, was reset at the maximum rate, as defined and is backed by student loans.

If the issuers are unable to successfully close future auctions and their credit ratings. deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and currently believe this security is not impaired, primarily due to insurance covering the investment, however, it could take until the final maturity of the underlying note (up to 30 years) to realize our investment’s recorded value. Based on our current cash balances, and other potential sources of cash, we do not anticipate the potential lack of liquidity on this investment will affect our ability to execute our current business plan.

Bausch & Lomb

In October 2001, Bausch & Lomb purchased all rights to the Company’s loteprednol etabonate (LE) ophthalmic product line for cash and assumption of certain ongoing obligations. The Company received gross proceeds of approximately $25 million in cash for its rights to Lotemax® and Alrex®, prescription products that are made and marketed by Bausch & Lomb under a 1995 Marketing Agreement with the Company; in addition, Bausch & Lomb also acquired future extensions of LE formulations including Zylet®, a product that was submitted to the FDA for marketing approval in September 2003. In December 2004, Bausch & Lomb received approval from the FDA of its New Drug Application for Zylet® as an ophthalmic anti-inflammatory/antibiotic combination product. During January 2005, the Company received gross proceeds of approximately $12.2 million from Bausch & Lomb. An additional milestone payment of up to $10 million could be paid to the Company to the extent sales of the new product exceed an agreed-upon forecast in the first two years. A review of Zylet sales provided by Bausch and Lomb indicated that no additional payments are due the Company as actual sales of Zylet did not reach the agreed levels. The Company had a passive role as a member of a joint committee overseeing the development of Zylet® and had an obligation to Bausch & Lomb to fund up to a maximum of $3.75 million of the LE-T development cost, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb to Pharmos in October 2001. In July 2003, the Company paid Bausch & Lomb $1.57 million of its liability for the development of Zylet®. As of December 31, 2004, Pharmos owed an additional $1.56 million as its share of these research and development related Zylet® expenses and represents the maximum amount Pharmos owes Bausch & Lomb. Pharmos paid Bausch & Lomb the remaining research and development related expenses in January 2005. The Company incurred transaction and royalty costs of approximately $2 million. The Company also compensated the LE patent owner approximately $2.7 million ($1.5 million paid upon closing and $1.2 million paid in October 2002) from the proceeds of the sale of Lotemax® and Alrex® in return for his consent to the Company’s assignment of its rights under the license agreement to Bausch & Lomb. During January 2005, the Company paid Dr. Bodor approximately $1.3 million per the agreement with respect to Zylet®. Pharmos owes Dr. Bodor an additional 14.3% of the payment the Company will receive from Bausch & Lomb in the event that certain sales levels are exceeded in the first two years following commencement of sales in the U.S.

Common Stock Transactions

At the closing of the Vela Pharmaceuticals Inc. acquisition on October 25, 2006, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders. Pharmos also agreed to reimburse

Vela for $679,000 of operating expenses from July 1, 2006 through closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of dextofisopam, aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. In the event that such shares or payments are issued or funded in future periods, a determination will then be made as to whether the values are to be written off as in-process research and development and charged to results of operations; any such future charge could be material. None of the conditions requiring issuance of these contingent shares or funding these payments had been met as of December 31, 2007 except for a $1.0 million milestone payment made by Pharmos due upon the study’s commencement.

On January 3, 2008, the Company entered into an Amendment to the Merger Agreement relating to its acquisition of Vela. The Amendment defers the payment by the Company of certain cash milestones payable by the Company to the former stockholders of Vela upon (A) the enrollment of the final patient in the Company’s current Phase 2b clinical trial for dextofisopam ($1 million payment obligation) and (B) the successful completion of such Phase 2b trial ($2 million payment obligation). Payment of such cash milestones will be deferred until such time as (X) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee of at least $10 million, or a financing with net proceeds of at least such amount, and (Y) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. Additionally, the Company’s obligations to issue to the former Vela stockholders 2 million share of Common Stock after final patient enrollment in the dextofisopam Phase 2b clinical trial and 2.25 million shares of Common Stock after a successful Phase 2b trial are deferred until November 2, 2009.

Other

In 2007, 2006, and 2005, the Company sold $12,136,911, $7,781,267, and $6,413,522, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2007, 2006, and 2005 were $955,782, $612,775 and $490,634, respectively and such amounts were recorded as a tax benefit in the consolidated statements of operations. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period. When a change of ownership is triggered, the Company’s net operating losses (NOL) asset may be impaired. The Company believes that substantially all of its Federal NOL generated since 1995 are not impaired, except for approximately $60 million relating to Vela’s results of operations prior to Vela’s acquisition by Pharmos. The Company requests that all investors contact the Company prior to allowing their ownership interest to reach a five-percent level.

Commitments and Long Term Obligations

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Undetermined *

Operating Leases	$548,356	$311,801	$236,555	$—	$—	$—
Other long-term liabilities reflected on our balance sheet*	358,706	—	—	—	—	358,706

Total	$907,062	$311,801	$236,555	$—	$—	$358,706

*

Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $264,934.

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

The remaining milestones are as follows:

•	$1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial (1)

•	$2 million cash + 2.25 million shares: Successful completion of Phase 2b(1)

•	$2 million + 2 million shares: NDA submission

•	$2 million cash +2.25 million shares: FDA approval

•	1 million shares: Approval to market in Europe or Japan

•	4 million shares: $100 million sales of dextofisopam, when and if approved, in any 12-month period

(1) The above milestones have been amended and deferred as a condition of the convertible debentures issued January 3, 2008. If the respective milestone is achieved, payment of these milestones will be deferred until such time as 1). the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee or at least $10 million, and 2). Payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. Additionally, the Vela acquisition agreement has been amended to defer the equity milestones issuable to the Vela shareholders related to such Phase 2b events until November 1, 2009 at the earliest.

Management believes that cash, cash equivalents, and short term investments of $11.2 million as of December 31, 2007, combined with our $4.0 million private placement of convertible debentures in January 2008, will be sufficient to support the Company’s continuing operations beyond December 31, 2008. The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Pharmos’s internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Pharmos’s internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

Robert F. Johnston	71	Executive Chairman of the Board of Directors
S. Colin Neill	61	President, Chief Financial Officer, Secretary and Treasurer
Srinivas Akkaraju, MD, Ph.D*	39	Director
Anthony B. Evnin, Ph.D*	67	Director
Lloyd Miller III*	54	Director
Elkan R. Gamzu, Ph.D	65	Director
Charles W. Newhall III	63	Director

*	Members of the Audit Committee

Robert F. Johnston became Executive Chairman of the Board of Directors of Pharmos in January 2008. Mr. Johnston, a venture capitalist, is President of Johnston Associates which he founded in 1968 to provide financing for emerging companies in the biotechnology and healthcare fields. Mr. Johnston was a founder and Chairman of Vela Pharmaceuticals, Inc., which merged into Pharmos in late 2006, and has founded numerous public companies including Sepracor, Cytogen, I-STAT, Ecogen, Genex and Envirogen. He also played an active and key role in the early formations of private companies such as Sonomed, Immunicon, PharmaStem (formerly Biocyte), ExSAR and Targent. Mr. Johnston served as CEO of Cytogen from July 1988 to April 1989. He is also a member of the Advisory Council of the Department of Molecular Biology at Princeton University and the Executive Committee of the Friends of the Institute for Advanced Study in Princeton, as well as Founder and President of Educational Ventures, a foundation focused on funding improvements in the educational system; and Vice-Chairman of Center for Education Reform (CER) an advocate for charter schools. Mr. Johnston received his B.A. from Princeton University and his M.B.A. from New York University.

S. Colin Neill became President of Pharmos in January 2008, and has served as Chief Financial Officer, Secretary, and Treasurer of Pharmos since October 2006. Prior to becoming President, he also served as Senior Vice President from October 2006 to January 2008. From September 2003 to October 2006, Mr. Neill served as Chief Financial Officer, Treasurer and Secretary of Axonyx Inc., a biopharmaceutical company that develops products and technologies to treat Alzheimer’s disease and other central nervous system disorders, where he played an integral role in the merger between Axonyx and TorreyPines Therapeutics Inc., a privately-held biopharmaceutical company. Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc., a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its successful sale in 2001. Following that sale from April 2001 to September 2003 Mr. Neill served as an independent consultant assisting small start-up and development stage companies in raising capital. Earlier experience was gained as Vice President Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a masters degree in Accounting and Finance from the London School of Economics. He is a Certified Public Accountant in New York State and a Chartered Accountant in Ireland. Mr. Neill serves on the board of OXIS International, Inc. and Pro Pharmaceuticals, Inc.

Elkan R. Gamzu, Ph.D., a Director of the Company since February 2000 and Chief Executive Officer between March 2007 and January 2008, is a consultant to the biotechnology and pharmaceutical industries, a Principal of enERGetics Biopharmaceutical Consultancy, LLC, and was a founding partner of the due diligence company BioPharmAnalysis, LLC. From December 1, 2004 until February 24, 2005, Dr. Gamzu was the interim CEO of XTL Biopharmaceuticals, Ltd. Prior to becoming a consultant, Dr. Gamzu held a number of senior executive positions in the biotechnology and pharmaceutical companies, including President and Chief Executive Officer of Cambridge Neuroscience, Inc. from 1994 until 1998. Dr. Gamzu also served as President and Chief Operating Officer and Vice President of Development for Cambridge Neuroscience, Inc. from 1989 to 1994. Previously, Dr. Gamzu held a variety of senior positions with Warner-Lambert where he was Vice President, Development and Hoffmann-La Roche, Inc. In 2001 and 2002, Dr. Gamzu was part-time Interim VP, Product Management Leadership for Millennium Pharmaceuticals, Inc. Dr. Gamzu is a member of the Board of Directors of three other biotechnology companies: the privately held biotechnology companies Neurotech Inc., NeuroHealing Pharmaceuticals Inc. and AviTx Inc., for which he also serves as President.

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

Anthony B. Evnin, Ph.D., a director since October 2006, is a General Partner of Venrock, a venture capital firm, where he has been a Partner since 1975. He is currently a member of the Board of Directors of Icagen, Inc., Infinity Pharmaceuticals, Inc., Memory Pharmaceuticals Corp., Renovis, Inc., and Sunesis Pharmaceuticals, Inc., as well as being on the Board of Directors of a number of private companies. He was formerly a director of IDEC Pharmaceuticals Corporation, Dianon Systems, Inc., BioSurface Technologies, Inc., Sepracor, Inc., IDEXX Laboratories, Inc., Athena Neurosciences, Inc., Genetics Institute, Inc., SUGEN, Inc., Axys Pharmaceuticals, Inc., Centocor, Inc., Ribozyme Pharmaceuticals, Inc., Triangle Pharmaceuticals, Inc., Caliper Life Sciences, Inc., and Sonic Innovations, Inc. Dr. Evnin received an A.B. in Chemistry from Princeton University and a Ph.D. in Chemistry from the Massachusetts Institute of Technology.

Lloyd I. Miller, III, a director since October 2006, is a registered investment advisor and has been a member of the Chicago Board of Trade since 1978 and a member of the Chicago Stock Exchange since 1996. Mr. Miller is currently a director of Stamps.com, American BankNote Corporation and Synergy Brands Inc. Mr. Miller previously served on the board of directors of several other companies, including Anacomp, Denny’s Corporation, Vulcan International, Celeritek, Inc., Dynabazaar, Inc. (formerly FairMarket, Inc.), American Controlled Industries and Aldila Inc. Mr. Miller’s principal occupation is investing assets held by Mr. Miller on his own behalf and on behalf of his family. Mr. Miller graduated from Brown University in 1977 with a Bachelor’s Degree.

Charles W. Newhall III, a director since October 2006, co-founded New Enterprise Associates (NEA). Founded in 1978, Baltimore-based NEA is one of the largest Venture Capital firms in the United States. To date Mr. Newhall has served as a director of over 40 venture backed companies. Many have gone public and have been acquired. Several of these companies achieved market capitalizations in excess of $1 billion. He also started several healthcare information technology companies like PatientKeeper, TargetRx, and LifeMetrix. Some of his current board memberships include Vitae Pharmaceuticals, Supernus Pharmaceuticals, Co-Genesys, Bravo Health, Hospital Partners of America, TargetRx, and Sensors for Medicine and Science.

In 1986 he founded the Mid-Atlantic Venture Capital Association (MAVA), which now has over 80 venture capital firms that are members, and is one of the most active regional venture associations in the country. He is Chairman Emeritus of MAVA. Before NEA, Mr. Newhall was a Vice President of T. Rowe Price. He served in Vietnam commanding an independent platoon including an initial reconnaissance of Hamburger Hill. His decorations include the Silver Star and Bronze Star V (1st OLC.) He received an MBA from Harvard Business School, and an Honors Degree in English from the University of Pennsylvania.

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

Board Committees

The Board has a standing Compensation Committee, Governance and Nominating Committee and Audit Committee.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company’s executive officers, including the Chief Executive Officer, and for administering the Company’s stock option plans. Members of the Compensation Committee are Messrs. Newhall and Evnin.

The Governance and Nominating Committee, created by the Board in February 2004, assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess Board effectiveness and helps develop and implement the Company’s corporate governance guidelines. Members of the Governance and Nominating Committee are Messrs. Miller, Newhall and Evnin.

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent registered public accounting firm and evaluating the Company’s accounting policies and its system of internal controls. Consistent with the Nasdaq audit committee structure and membership requirements, the Audit Committee is comprised of three members: Messrs. Evnin, Miller and Akkaraju, all of whom are independent directors. While more than one member of the Company’s Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K, Mr. Miller, the Committee chairperson, is the designated audit committee financial expert. Mr. Miller is considered “independent” under applicable Nasdaq rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2007, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

General Executive Compensation Policy

The Compensation and Stock Option Committee of the Board of Directors establishes the general compensation policies of the Company, the compensation plans and specific compensation levels for executive officers, and administers the Company’s 2001 Employee Stock Purchase Plan, as well as the 2000, 1997 and 1992 Incentive and Non-Qualified Stock Option Plans. The Compensation and Stock Option Committee is composed of two independent, non-employee Directors who have no interlocking relationships as defined by the Securities and Exchange Commission.

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

The Compensation and Stock Option Committee believes that the chief executive officer’s compensation should be heavily influenced by Company performance. Although the officers existing employment agreement with the Company (see “Employment Contracts”) provides for a base level of compensation, the Committee determines the appropriate level of bonuses and increases, if any, based in large part on Company performance. The Committee also considers the salaries of CEOs of comparably-sized companies and their performance. Stock options are granted to the CEO, as to other executives, primarily based on the executive’s ability to influence the Company’s long-term growth.

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

Executive Officers’ Compensation Paid in 2007

Cash Compensation. During 2005, the Company redirected its efforts to drug discovery activities, to the development of early stage drug candidates and to business development activities involving potential strategic alliances, product acquisitions and mergers and acquisitions. As a result, the Company significantly reduced its operating expenses in 2005. Consistent with this retrenchment and refocusing of efforts, and following the unfavorable clinical trial results in December 2004 for dexanabinol which was tested as an agent to treat severe traumatic brain injury, the Compensation and Stock Option Committee determined in January 2006 not to award any cash bonus to the Company’s Chief Executive Officer, Dr. Haim Aviv who was awarded a cash bonus of $50,000 for his 2006 performance. The Committee increased his annual base compensation 3%, effective January 1, 2007, from $322,396 for 2006 to $332,068 for 2007.

Dr. Elkan R Gamzu was hired February 26, 2007 as Chief Executive Officer. Dr. Gamzu separated from the Company effective January 3, 2008. Dr. Gamzu’s 2007 compensation of $452,500 includes $252,500 in salary and $200,000 in accrued severance compensation in accordance with his employment agreement.

Under the terms of his employment contract, Alan Rubino, the Company’s Former President and Chief Operating Officer, received a cash bonus of $100,000 in January 2007 for his performance in 2006, and an increase of 3% in his base compensation effective January 1, 2007 from $315,000 for 2006 to $324,450 for 2007. Mr. Rubino separated from the Company effective December 18, 2007, and in accordance with his employment contract received $486,675 in severance compensation.

Under the terms of his employment contract, Colin Neill, the Company’s President and Chief Financial Officer, received a cash bonus of $18,750 in January 2007 for his performance in 2006. Pursuant to the terms of his employment agreement, Mr. Neill’s base salary in 2007 was $265,000.

Stock Options. The Committee in January 2007 awarded Dr. Aviv 60,000 stock options, Alan Rubino 50,000 stock options and Colin Neill 40,000 stock options under the Company’s 2000 Stock Plan, with 25% vesting on the first anniversary of the date of grant and the remainder vesting in twelve equal quarterly installments over the next three years, and exercisable at the fair market value of the Company’s Common Stock as of the date of grant. These grants were similar to grants made to the Company’s officers in earlier years and continue to incentivize management to create value for shareholders.

Dr. Haim Aviv’s unvested existing stock option grants were vested and the exercise term was extended to the original grant term in accordance with his employment and employment termination agreements.

Alan Rubino’s unvested existing stock option grants were vested and the exercise term was extended to the original grant term in accordance with his employment and employment termination agreements.

The Committee also awarded 150,000 and 200,000 stock options to Dr. Elkan Gamzu in conjuction with his employment agreement in February 2007 under the Company’s 2000 Stock Plan with 25% vesting on the first anniversary of the date of grant and the remainder vesting in twelve equal quarterly installments over the next three years, and exercisable at the fair market value of the Company’s Common Stock as of the date of grant. Subsequently, in accordance with Dr. Elkan’s separation agreement, 25% of these options will vest with an exercise life through January 3, 2009. The balance of the February 2007 grants are forfeited effective January 3, 2008.

Bonuses for 2007 and Compensation Determinations for 2008

Cash Compensation. In January, 2008, the Compensation and Stock Option Committee decided, based on his performance in 2007, to award Colin Neill a cash bonus of $50,000. The Committee increased his annual base compensation 13%, effective January 1, 2008, from $265,000 for 2007 to $300,000 for 2008 reflecting his increased responsibilities and duties as President and Chief Financial Officer.

Equity Compensation. Mr. Neill also received a portion of his bonus for 2007 in the form of 75,000 shares of common stock. Seeking to base a significant part of their respective compensation on future performance, the Committee in January 2008 awarded 350,000 ten-year stock options to Mr. Johnston and 130,000 ten-year stock options to Mr. Neill all under the Company’s 2000 Stock Plan. Mr. Johnston will also be eligible for an additional grant of 100,000 ten-year stock options on October 1, 2008 if certain performance-based milestones are achieved prior to that date in the areas of corporate development and clinical product trials.

March 2007 Chief Executive Officer Transition

On February 26, 2007, Elkan Gamzu, Ph.D., was appointed by the Board of Directors to become Chief Executive Officer, effective March 31, 2007. Dr. Aviv retired as Chief Executive Officer and Chief Scientist on that date, but remained as Chairman of the Board.

December 2007 and January 2008 Officer Transitions

On December 12, 2007 Alan Rubino resigned as President and Chief Operating Officer of the Company. On January 3, 2008, the Company announced that Elkan Gamzu, Ph.D., who had been Chief Executive Officer, retired from that position and will remain on the Board. Robert F. Johnston was named as the Company’s new Executive Chairman of the Board of Directors, and Colin Neill was named to serve as President in addition to his responsibilities as Chief Financial Officer, Treasurer and Secretary.

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

THE COMPENSATION AND
STOCK OPTION COMMITTEE
Anthony B. Evnin
Charles W. Newhall, III

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer of the Company in 2007 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2007.

Name/Principal Position	Year	Salary		Bonus		Option Awards	All Other Compensation		Total Compensation

Haim Aviv, Ph.D. former	2007	$362,533	(1)	$120,073		$571,777	$211,142	(2)	$1,265,525
Chairman, Chief Executive	2006	$322,396		$170,000		$78,379	$34,692	(2)	$605,467
Officer and Chief Scientist	2005	$308,497					$37,412	(2)	$345,909

Elkan R. Gamzu, Ph.D,	2007	$452,500	(3)			$18,346	$6,750	(4)	$477,596
Director and former Chief	2006
Executive Officer	2005

Alan L. Rubino	2007	$797,606	(6)			$185,520	$32,895	(5)	$1,016,021
Former President & Chief	2006	$315,000		$160,000		$136,800	$24,454	(5)	$636,254
Operating Officer	2005	$41,761	(6)	$52,500			$1,277	(5)	$95,538

S. Colin Neill	2007	$265,000		$75,000	(8)	$31,036	$20,712	(9)	$391,748
President,	2006	$62,938	(7)	$38,750		$40,199	$2,800	(9)	$144,687
Chief Financial Officer,	2005
Secretary & Treasurer

(1)

Dr. Haim Aviv served as Chief Executive Officer through March 31, 2007. His compensation consists of compensation paid in the US and Israel. 2007 compensation includes $250,418 in consulting income paid to Dr. Aviv in accordance with his severance agreement. Dr. Aviv resigned from the Board of Directors in January 2008.

(2)

In 2007, consists of deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy for $96,945, $105,844 in insurance premiums and/or car allowance and $8,353 in retirement benefits. In 2006, consists of deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy for $18,537, $10,782 in insurance premiums and/or car allowance and $5,373 in retirement benefits. In 2005, consists of deferred payment obligations of the Company equal to the cost of premiums that would otherwise have been payable to maintain a split dollar life insurance policy for $17,125 and $20,287 in insurance premiums and/or car allowance.

(3)	Dr. Gamzu served as Chief Executive Officer from March 2007 to January 2008. Dr. Gamzu’s compensation consists of $252,500 in salary and $200,000 in employment contract severance payments.

(4)	Consists of 401k employer contribution.

(5)	Consists of contributions to insurance premiums and/or car allowance and 401k employer contribution.

(6)

Mr. Rubino joined Pharmos Corporation in November 2005 and served as President and Chief Operating Officer through December 12, 2007. Mr. Rubino’s 2007 compensation consists of $310,931 in salary and $486,675 in severance payments in accordance with his employment contract.

(7)	Mr. Neill joined Pharmos Corporation in October 2006. He became President in January 2008.

(8)	Consists of $50,000 in cash and 75,000 shares of common stock valued at $25,000.

(9)

In 2007, consists of $6,750 in 401k employer contribution, 4,962 in life insurance and $9,000 in automobile allowance. In 2006, consists of $662 in 401k employer contribution and $2,138 in automobile allowance.

GRANTS OF PLAN-BASED AWARDS IN 2007

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Haim Aviv, PhD (1)	1/17/2007	60,000	$1.84	$71,316

Elkan R. Gamzu, Ph.D, (2)	1/17/2007	20,000	$1.84	$26,659
(3)	2/26/2007	150,000	$1.55	$168,343
(4)	3/31/2007	200,000	$1.46	$210,808

Alan L. Rubino (5)	1/17/2007	50,000	$1.84	$66,647

S. Colin Neill (6)	1/17/2007	40,000	$1.84	$53,317

(1) 25% of the options granted to Dr. Aviv were to vest upon the first anniversary of the grant with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant. This grant was accelerated and fully vested in accordance with Dr. Aviv’s separation agreement in March 2007.

(2) 25% of the options granted to Dr. Gamzu vest upon the first anniversary of the grant with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.

(3) 25% of the options granted to Dr. Gamzu vest upon the first anniversary of the grant with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.

(4) 25% of the options granted to Dr. Gamzu vest upon the first anniversary of the grant with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.

(5) 25% of the options granted to Mr. Rubino were to vest upon the first anniversary of the grant with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant. This grant was accelerated and fully vested in accordance with Mr. Rubino’s separation agreement in December 2007.

(6) 25% of the options granted to Mr. Neill vest upon the first anniversary of the grant with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.

All option grants in 2007 were made under the Company’s 2000 Stock Option Plan. The Company made no equity or non-equity incentive plan awards in 2007.

OPTION EXERCISES AND STOCK VESTED IN 2007

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting($)

Haim Aviv, PhD	—	$ —	37,975	(1)	$105,841
Elkan R. Gamzu, PhD.	—	$ —	—		$—
Alan L. Rubino	—	$ —	—		$—
S. Colin Neill	—	$ —	—		$—

(1)

Dr. Aviv received an award of 75,950 shares of restricted stock in September 2004, 37,975 shares of which vested in December 2005. The remaining 37,975 shares vested upon his departure from the Company in March 2007.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

				Option Awards			Stock Awards

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity Incentive Plan awards: Number of securities underlying unexercsied Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That have not vested ($)

Haim Aviv, PhD	60,000	0		60,000	$1.84	1/17/2017
	325,000	0		325,000	$2.15	1/24/2016
	38,000	0		38,000	$3.85	2/15/2015
	38,000	0		38,000	$21.20	2/12/2014
	37,500	0		37,500	$5.10	2/18/2013
	30,000	0		30,000	$9.50	3/5/2012
	20,000	0		20,000	$9.38	4/2/2011
	20,001	0		20,001	$20.15	6/6/2010
	13,000	0		13,000	$6.25	4/16/2009
	20,000	0		20,000	$13.91	5/18/2008

	601,501	0		601,501

Elkan R. Gamzu, PhD.	0	200,000	(1)	200,000	$1.46	1/03/2009
	0	150,000	(2)	150,000	$1.55	1/03/2009
	0	20,000	(3)	20,000	$1.84	1/17/2017
	8,750	12,250	(4)	20,000	$2.15	1/24/2016
	3,437	1,563	(5)	5,000	$3.85	2/15/2015
	5,000	0		5,000	$21.20	2/12/2014
	2,250	0		2,250	$5.10	2/18/2013
	4,000	0		4,000	$9.50	3/5/2012
	1,250	0		1,250	$9.38	4/2/2011
	3,000	0		3,000	$20.15	6/6/2010
	3,000	0		3,000	$12.03	1/20/2010

	30,687	383,813		413,500

Alan Rubino	50,000	0		50,000	$1.84	1/17/2017
	225,000	0		225,000	$2.18	11/14/2015
	100,000	0		100,000	$2.18	11/14/2015

	375,000			375,000

S. Colin Neill	0	40,000	(6)	40,000	$1.84	1/17/2017
	35,000	55,000	(7)	90,000	$1.75	10/5/2016

	35,000	95,000		130,000

(1) 25% of the options were scheduled to vest upon the first anniversary of the grant date March 31, 2007 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant. Due to the officer’s separation agreement of January 2008, 50,000 options will vest in January 2008 with the balance of the grants options cancelled.

(2) 25% of the options were scheduled to vest upon the first anniversary of the grant date February 26, 2007 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant. Due to the officer’s separation agreement of January 2008, 37,500 options will vest in January 2008 with the balance of the grants options cancelled.

(3) 5,000 of these options vested on January 3, 2008, 3,750 vest on January 17, 2008 and the remaining options are scheduled to vest in twelve equal increments on a quarterly basis beginning on April 17, 2008.

(4) 2,813 of these options vested on January 3, 2008, the remaining options are scheduled to vest in nine equal increments on a quarterly basis beginning on January 24, 2008.

(5) 391 of these options vested on January 3, 2008, the remaining options are scheduled to vest in five equal increments on a quarterly basis beginning on February 15, 2008.

(6) 25% of the options granted to Mr. Neill vest upon the first anniversary of the grant date of January 17, 2007 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.

(7) The remaining options are scheduled to vest in eleven equal increments on a quarterly basis beginning on January 5, 2008

The Company made no equity plan incentive awards in 2007.

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

As of December 31, 2007, 2,420,386 options to purchase shares of the Company’s Common Stock were outstanding under various option plans. During 2007, the Company granted 870,000 options to purchase shares of its Common Stock to employees, directors and consultants.

A summary of the various established stock option plans is as follows:

1992 Plan. The maximum number of shares of the Company’s Common Stock available for issuance under the 1992 Plan is 150,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate would again be available for options to be issued under the 1992 Plan. As of December 31, 2007, there were no options outstanding to purchase the Company’s Common Stock under this plan. The Company does not plan to issue any additional options from the 1992 Plan.

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

The maximum number of shares of Common Stock available for issuance under the 1997 Plan is 300,000 shares, as amended, and under the 2000 Plan, as amended, is 4,700,000 shares. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1997 Plan and the 2000 Plan that expire or terminate will again be available for options to be issued under each Plan.

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

The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. Under the 2001 Plan, for any given calendar year, a participating employee can only be granted Rights to purchase that number of shares which, when multiplied by the exercise price of the Rights, does not exceed more than 10% of the employee’s base pay. To date, the Company has issued 12,560 shares of its common stock under the 2001 Plan. The Company did not issue any shares under the 2001 Plan in 2007.

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

1997 Employees and Directors Warrants Plan

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997. 206,000 Warrants to purchase 206,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 191,000 were granted at an exercise price of $7.95 per share and 15,000 were granted and an exercise price of $8.30 per share (together, the “1997 Employees Warrants”). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and shall expire in the year 2007. 20,000 Warrants to purchase 20,000 shares of Common Stock were granted to directors of the Company at an exercise price of $7.95 per share (the “1997 Directors Warrants”) on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2007. At December 31, 2007, there were no employee warrants outstanding.

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

Employment Contracts

Haim Aviv, Ph.D. Dr. Aviv retired as CEO on March 31, 2007. In April 2001, the Compensation and Stock Option Committee of the Board of Directors recommended, and the Board approved, a one-year employment/consulting agreement for Dr. Aviv, as Chairman of the Board and Chief Executive Officer of the Company. Dr. Aviv has agreed to devote a majority of his business time to the Company and to Pharmos Ltd. The agreement provides for automatic one year renewals unless either the Company terminates the agreement at least 180 days prior to the scheduled expiration date during the initial one year term (and 90 days for subsequent terms) or Dr. Aviv terminates the agreement at least 60 days in advance of termination. Dr. Aviv’s base compensation for 2006 was $322,396 and for 2007 was $362,533, and is allocated between the Company and is paid in US dollars and Pharmos Ltd which is paid in shekels and may result in exchange rate differences. The Company also agreed to make available for Dr. Aviv’s benefit following his death, termination of employment for disability or retirement at the age of at least 62 an amount equal to the cost of insurance premiums the Company would otherwise have incurred to obtain and maintain a “split-dollar” life insurance policy on his life (approximately $10,000 per year, accruing interest at 8% per year). In addition, the Company agreed to pay, in lieu of contributing to other benefits plans on his behalf, an amount equal to an aggregate of approximately 21% of his base compensation toward the “Management Insurance Scheme” managed by the government of Israel for members of management of Israeli companies.

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

On September 6, 2004, the Board of Directors approved, and Pharmos entered into, a Retention Award Agreement with Dr. Aviv. The Company granted a retention award of $300,000 cash and 75,950 restricted stock units to Dr. Aviv (the Award). Under the agreement, one-half of the Award vested on December 31, 2005 and the balance was scheduled to vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Aviv’s retirement agreement, the balance of his Award vested on his retirement as CEO on March 31, 2007.

Elkan R. Gamzu. Dr. Gamzu resigned on January 3, 2008.In February 2007, the Compensation and Stock Option Committees of the Board of Directors recommended, and the Board approved, an employment agreement for Dr. Gamzu as full time Chief Executive Officer of the Company. Dr. Gamzu’s base compensation for 2007, effective February 26, was $300,000. Dr. Gamzu’s agreement allows for an annual bonus of up to 25% of his base salary upon the attainment of agreed upon goals and milestones. In subsequent years, the bonus is to range from minimum of 25% of base salary to target of 50% of base salary, with no maximum limit, based on milestones and determined by the CEO and Compensation Committee. The other provisions of Dr. Gamzu’s employment agreement relating to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv’s employment agreement, as described above, except that Mr. Rubino does not participate in the “Management Insurance Scheme” of Pharmos Ltd.

Alan L. Rubino. Mr. Rubino resigned on December 12, 2007.In November 2005, the Compensation and Stock Option Committees of the Board of Directors recommended, and the Board approved, a three-year employment agreement for Mr. Rubino as full time President and Chief Operating Officer of the Company. Mr. Rubino’s base compensation for 2005, effective November 14, was $315,000, $315,000 for 2006 and $324,450 for 2007. Mr. Rubino received a sign-on bonus of $40,000 in November 2005. Mr. Rubino received a performance bonus for 2005 (pro rated) of $12,500 and received a performance bonus for fiscal year 2006 of $160,000 (including a special bonus of $60,000 in recognition of his performance during the negotiation and consummation of the Vela acquisition, including the proxy fight and related settlement). In subsequent years, the bonus is to range from minimum of 25% of base salary to target of 50% of base salary, with no maximum limit, based on milestones and determined by the CEO and Compensation Committee. The other provisions of Mr. Rubino’s employment agreement relating to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations are substantially similar to the those included in Dr. Aviv’s employment agreement, as described above, except that Mr. Rubino does not participate in the “Management Insurance Scheme” of Pharmos Ltd.

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

DIRECTOR COMPENSATION FOR 2007

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)

Srinivas Akkaraju, M.D., Ph.D.	30,000		6,665	36,665

Mony Ben Dor	45,000	(4)	17,530	62,530

Anthony B. Evnin, Ph.D.	30,000		6,665	36,665

Elkan R. Gamzu, Ph.D.	5,833	(2)	17,712	23,545

Lloyd I. Miller, III	35,000	(3)	6,665	41,665

Charles W. Newhall, III	30,000		6,665	36,665

Abraham Sartani, M.D.	33,334		18,348	51,682

David Schlachet	35,000	(5)	17,530	52,530

(1)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2007. All options awarded to Directors in 2007 remained outstanding at fiscal year-end.

(2)	Reflects partial fee due to the resignation from board upon accepting Chief Executive Officer position in February 2007.

(3)	Includes $5,000 fee as Chair of the Governance Committee.

(4)	Includes $10,000 fee as Lead Director and $5,000 fee as chair of the Compensation Committee.

(5)	Includes $5,000 fee as chair of the Audit Committee.

Director Retirements and New Director Appointment in 2008

On January 3, 2008, the Company announced the retirement of Haim Aviv, Ph.D., David Schlachet and Mony Ben Dor from the Board of Directors. On that date, the Board appointed Robert F. Johnston to the Board to serve as Executive Chairman. On February 11, 2008, Abraham Sartani retired from the Board of Directors.

Change in Director Compensation for 2008

Director compensation for 2008 will be as follows:

1.

At the election of each Director, either (i) 20,000 ten-year stock options granted in January and 20,000 fully vested ten-year stock options to be granted on July 1, or (ii) a cash payment of $6,000 in January and $6,000 on July 1; and

2.

The Chairman of the Audit Committee will be granted an additional 5,000 fully vested ten-year stock options in January and 5,000 fully vested ten-year stock options to be granted on July 1; and the Chairmen of the Compensation and the Governance and Nominating Committees will each be granted an additional 2,500 fully vested ten-year stock options in January and 2,500 fully vested ten-year stock options to be granted on July 1.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Stock Option Committee in 2007 were Mony Ben Dor, Anthony B. Evnin and Elkan Gamzu (until his appointment as CEO in March). There were no interlocks on the Compensation and Stock Option Committee in 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,458,361	$ 4.17	2,153,137
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,458,361	$ 4.17	2,153,137

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of February 20, 2008, except as set forth in the footnotes, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company’s Stock, (ii) each of the Company’s executive officers who served during 2007 and Directors, and (iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person’s name.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Total (1)

Robert F. Johnston (2) c/o Pharmos Corporation 99 Wood Avenue South, Suite 311 Iselin, NJ 08830	864,102	3.4%

Srinivas Akkaraju, M.D., Ph.D. (3) c/o Panorama Management, LLC 2440 Sand Hill Road, Suite 302 Menlo Park, CA 94025	2,851,410	11.1%

Anthony B. Evnin (4) c/o Venrock Associates 30 Rockefeller Plaza, Room 5508 New York, NY 10112	1,289,462	5.0%

Elkan R. Gamzu, Ph.D. (5) enERGetics 99 Wells Avenue, Suite 302 Newton, MA 02459	138,563	*

Lloyd I. Miller, III (6) 4550 Gordon Drive Naples, FL 34102	1,971,525	7.7%

Charles W. Newhall, III (7) 1119 St. Paul Street Baltimore, MD 21202	1,887,074	7.4%

S. Colin Neill (8) c/o Pharmos Corporation 99 Wood Avenue South, Suite 311 Iselin, NJ 08830	132,500	*

All Current Directors and Executive Officers as a group (seven persons) (9)	9,134,636	35.2%

Haim Aviv, Ph.D. (10) c/o Pharmos Ltd, Kiryat Weizmann Rehovot 76326, Israel	1,038,978	4.1%

Alan L. Rubino (11) c/o Pharmos Corporation 99 Wood Avenue South, Suite 311 Iselin, NJ 08830	376,000	1.5%

JP Morgan Partners BHCA LLP (12) c/o JP Morgan Partners, LLC 270 Park Avenue, 39th Floor New York, NY 10017	2,845,160	11.1%

New Enterprise Associates 10, LP (13) 1119 St. Paul Street Baltimore, MD 21202	1,880,824	7.3%

Venrock Associates (14)	1,283,212	5.0%
Venrock Associates III LP
Venrock Entrepreneurs Fund III LP 30 Rockefeller Plaza, Room 5508 New York, NY 10112

* Less than 1%.

(1) Based on 25,603,759 shares of common stock outstanding, plus each individual’s warrants or options which are either currently exercisable or will be exercisable within 60 days of the date set forth above. Assumes that no other individual will exercise any warrants and/or options.

(2) Consists of 747,435 outstanding shares  and 116,667 shares issuable upon exercise of currently exercisable options.

(3) Consists of shares beneficially owned by JP Morgan Partners BHCA LLP and 6,250 shares issuable upon exercise of currently exercisable warrants and/or options.

(4) Consists of shares beneficially owned by Venrock Associates, Venrock Associates III LP and Venrock Entrepreneurs Fund III LP and 6,250 shares issuable upon exercise of currently exercisable warrants and/or options.

(5) Consists of 2,000 outstanding shares and 136,563 shares issuable upon exercise of currently exercisable warrants and/or options.

(6) Of such shares beneficially owned by Mr. Miller, 1,603,097 shares are held by Milfam II, LP, 352,178 shares are held by Trust A-4, 10,000 shares are held directly by Mr. Miller and 6,250 shares issuable upon exercise of currently exercisable warrants and/or options.

(7) Consists of shares beneficially owned by New Enterprise Associates 10, LP and 6,250 shares issuable upon exercise of currently exercisable warrants and/or options.

(8) Consists of 75,000 outstanding shares and 57,500 shares issuable upon exercise of currently exercisable warrants and/or options.

(9) Consists of 8,798,906 outstanding shares and 335,730 shares issuable upon exercise of currently exercisable warrants and/or options.

(10) Consists of 268,970 outstanding shares and 770,008 shares issuable upon exercise of currently exercisable warrants and/or options. Dr. Aviv retired as CEO in March 2007 and retired from the Board in January 2008.

(11) Consists of 1,000 outstanding shares and 375,000 shares issuable upon exercise of currently exercisable options. Mr. Rubino resigned as President and Chief Operating Officer in December 2007.

(12) As of January 25, 2008, based on a Form 4 filed with the SEC.

(13) As of October 25, 2006, based on a Schedule 13D filed with the SEC.

(14) As of January 3, 2008, based on a Schedule 13D filed with the SEC.

Item 13. Certain Relationships, Related Transactions and Director Independence

Herbamed License Agreement. The Company’s subsidiary, Pharmos Ltd., is party to a License Agreement with Herbamed, Ltd., a company controlled by Dr. Haim Aviv, the Company’s former Chairman and Chief Executive Officer. The License Agreement licenses to Herbamed the Company’s patent rights for the oral delivery of lipophilic substances in the limited field of nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 3% on net sales. During 2007 and 2006, the Company recognized royalties of $4,992 and $5,177, respectively.

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

CEO Retirement Agreement. Pursuant to the retirement agreement with the Company, the Chairman and former CEO acquired his corporate automobile on June 30, 2007 for $31,008. The automobile’s fair market value as of June 2007 was $64,599 and its depreciated cost as of the June 30, 2007 was $68,278. The discounted benefit of $33,591 was included in general and administrative expenses.

Director Independence. The Company has determined that seven of the nine Directors serving at December 31, 2007 (Srinivas Akkaraju, Mony Ben Dor, Anthony B. Evnin, Lloyd I. Miller, III, Charles W. Newhall, III, Abraham Sartani and David Schlachet), were independent under applicable Nasdaq rules.

Item 14. Principal Accounting Fees and Services

Audit fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006, its reviews of the Company’s unaudited consolidated interim financial statements, and for SEC filings were $257,000 and $441,000, respectively.

Audit-related fees

There were no audit—related fees in 2007. Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with Vela acquisition due diligence services in 2006 were $43,000.

Tax fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its income tax compliance and related tax services for the years ended December 31, 2007, and 2006 were $0 and $35,000, respectively.

All other fees

A fee of $1,500 was incurred in each of 2007 and 2006 in relation to subscription services for accounting related topics. The Company also licenses Automated Disclosure Checklist - Client Assist from PricewaterhouseCoopers LLP at no cost.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by PricewaterhouseCoopers LLP in 2007.

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

	3(h)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4	Instruments defining the rights of security holders, including indentures

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

10(m)	1997 Incentive and Non-Qualified Stock Option Plan (Annexed as Appendix B to the Proxy Statement on Form 14A filed November 5, 1997).**

10(n)	Amended and Restated 2000 Incentive and Non-Qualified Stock Option Plan.**

10(o)	Amendment to the 2000 Stock Option Plan (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 10, 2007).**

10(p)	2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Form 14A filed on June 6, 2001).**

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

10(bb)

Employment Agreement between Pharmos Corporation and Elkan R. Gamzu, dated as of March 20, 2007 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed March 26, 2007).

	10(cc)	Letter of Agreement between Pharmos Corporation and Haim Aviv, dated March 20, 2007 (incorporated by reference to Exhitit 10.2 of the registrant’s Current Report on Form 8-K filed March 26, 2007.

21	Subsidiaries of the Registrant

	21(a)	Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23	Consents of Experts and Counsel

	23(a) ***	Consent of PricewaterhouseCoopers LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

	31(a)***	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

	31(b)***	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

	32(a)***	Section 1350 Certification of Principal Executive Officer and Chief Financial Officer

(1)	Confidential information is omitted and identified by a * and filed separately with the SEC.

(**)	This document is a management contract or compensatory plan or arrangement.

(***)	Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMOS CORPORATION

By: /s/ Robert F. Johnston

Robert F. Johnston
Executive Chairman
(Principal Executive Officer)

Date: February 29, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/ S. Colin Neill

S. Colin Neill	President and Chief Financial Officer (Principal Financial and Accounting Officer)		February 29, 2008
/s/ Srinivas Akkaraju

Srinivas Akkaraju, MD, Ph.D	Director		February 29, 2008

/s/ Anthony B. Evnin

Anthony B. Evnin, Ph.D	Director		February 29, 2008

/s/ Elkan R. Gamzu, Ph.D

Elkan R. Gamzu, Ph.D	Director		February 29, 2008
/s/ Lloyd I. Miller

Lloyd I. Miller, III	Director		February 29, 2008

/s/ Charles W. Newhall, III

Charles W. Newhall, III	Director		February 29, 2008

Pharmos Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Pharmos Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006, and adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
February 27, 2008

PHARMOS CORPORATION
Consolidated Balance Sheets

	December 31,

	2007	2006

Assets
Current Assets
Cash and cash equivalents	$7,481,741	$12,757,013
Short-term investments	3,686,568	13,172,673
Restricted cash	86,695	82,926
Research and development grants receivable	3,859	297,865
Prepaid expenses and other current assets	225,185	424,658

Total current assets	11,484,048	26,735,135

Fixed assets, net	424,458	593,457
Restricted cash	65,031	63,922
Severance pay funded	264,934	975,810
Other assets	136,488	25,014

Total assets	$12,374,959	$28,393,338

Liabilities and Shareholder’s Equity
Current liabilities
Accounts payable	$768,768	$663,192
Accrued expenses	404,937	889,783
Warrant liability		11,435
Accrued wages and other compensation	805,995	1,002,572

Total current liabilities	1,979,700	2,566,982

Other liability	51,888	77,682
Severance pay	358,706	1,320,624

Total liabilities	2,390,294	3,965,288

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.03 par value; 60,000,000 shares authorized, 25,603,759 and 25,565,784 issued in 2007 and 2006, respectively	768,112	766,973
Paid-in capital in excess of par	205,881,331	204,700,030
Accumulated deficit	(196,664,352)	(181,038,527)

Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	9,984,665	24,428,050

Total liabilities and shareholders’ equity	$12,374,959	$28,393,338

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
Consolidated Statements of Operations

	Year ended December 31,

	2007	2006	2005

Expenses
Research and development, gross	$11,457,566	$8,956,821	$9,568,293
Grants	(812,042)	(1,445,513)	(1,406,508)

Research and development, net of grants	10,645,524	7,511,308	8,161,785
In-process acquired research and development	—	20,607,575	—

General and administrative	6,698,601	9,108,867	7,165,291
Depreciation and amortization	235,134	314,769	381,812

Total operating expenses	17,579,259	37,542,519	15,708,888

Loss from operations	(17,579,259)	(37,542,519)	(15,708,888)

Other income (expense)

Bausch & Lomb payment, net	—	—	10,725,688
Interest income	938,312	1,778,042	1,514,878
Interest expense	—	—	(166,322)
Change in value of warrants	11,435	27,445	259,075
Other (expense) income	47,905	(12,712)	(44,937)

Other income, net	997,652	1,792,775	12,288,382

Loss before income taxes	$(16,581,607)	$(35,749,744)	$(3,420,506)
Income tax benefit	(955,782)	(612,775)	(490,634)

Net loss	$(15,625,825)	$(35,136,969)	($2,929,872)

Net loss per share
- basic and diluted	($0.61)	($1.74)	($0.15)

Weighted average shares outstanding
- basic and diluted	25,591,660	20,249,714	18,974,175

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Years ended December 31, 2007, 2006 and 2005

	Common Stock					Treasury Stock
	Shares	Amount	Deferred Compensation	Paid-in Capital in Excess of Par	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity

December 31, 2004	95,137,076	$2,854,112	$(1,701,122)	$188,809,955	$(142,971,686)	14,189	$(426)	$46,990,833

Option issuance for consultant compensation				1,244				1,244
Amortization of stock option issuance below fair market value			68,772					68,772
Amortization of Retention Award Agreements			1,102,957					1,102,957
Effect of Stock Split (1:5)	(76,109,267)	(2,283,278)		2,283,278		(11,351)		—
Issuance of Retention Award Shares	37,975	1,139		(1,139)
Net Loss					(2,929,872)			(2,929,872)

December 31, 2005	19,065,784	571,973	(529,393)	191,093,338	(145,901,558)	2,838	(426)	45,233,934

Stock and option issuance for employee compensation and amortization of retention award				1,363,092				1,363,092
Issuance of Common Stock for Vela Acquisition, net of direct costs of $32,007	6,500,000	195,000		12,772,993				12,967,993
Reclassify deferred Compensation to Paid in Capital			529,393	(529,393)

Net loss					(35,136,969)			(35,136,969)

December 31, 2006	25,565,784	766,973	0	204,700,030	(181,038,527)	2,838	(426)	24,428,050

Stock and option issuance for employee compensation and amortization of retention award				1,182,440				1,182,440
Issuance of Retention Award Shares	37,975	1,139		(1,139)
Net Loss					(15,625,825)			(15,625,825)

December 31, 2007	25,603,759	$768,112	$0	$205,881,331	$(196,664,352)	2,838	$(426)	$9,984,665

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities

Net loss	$(15,625,825)	$(35,136,969)	$(2,929,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235,134	314,769	381,812
Provision for severance pay	(961,918)	305,977	(182,392)
Change in the value of warrants	(11,435)	(27,445)	(259,074)
Amortization of debt discount and issuance costs	—	—	126,256
Share-based compensation	1,182,441	1,363,092	1,172,973
Non cash portion of in-process research and development charge	—	13,000,000	—
Income from Bausch & Lomb milestone payment, net	—	—	(10,725,688)
Gain on disposition of fixed assets	(12,383)	—	—
Changes in operating assets and liabilities:
Research and development grants receivable	294,006	436,372	803,545
Prepaid expenses and other current assets	199,473	118,451	(280,299)
Other assets	(111,474)	3,482	450
Accounts payable	105,576	143,788	(410,230)
Accrued expenses	(484,846)	314,561	(580,191)
Accrued wages and other compensation	(196,577)	(495,209)	741,293
Other liabilities	(25,794)	(43,222)	71,492

Net cash used in operating activities	(15,413,622)	(19,702,353)	(12,069,925)

Cash flows from investing activities
Purchases of fixed assets	(176,592)	(165,366)	(137,222)
Proceeds from disposition of fixed assets	122,839	—	—
Proceeds from Bausch & Lomb milestone payment	—	—	12,275,000
Payment to Bausch & Lomb related to sale of ophthalmic business	—	—	(1,532,528)
Royalty payment and grant reimbursement related to Bausch & Lomb milestone payment	—	—	(1,549,312)
Purchase of short-term investments	(6,933,488)	(23,312,980)	(41,748,343)
Proceeds from sale of short-term investments	16,419,593	45,888,650	6,000,000
Severance pay funding	710,876	(203,611)	39,727
Decrease (increase) in restricted cash	(4,878)	(4,447)	4,843,348

Net cash provided by (used in) investing activities	10,138,350	22,202,246	(21,809,330)

Cash flows from financing activities
Costs from registration of common stock issued with Vela Acquisition	—	(32,007)	—
Repayment of convertible debentures	—	—	(4,846,148)

Net cash (used in) financing activities	—	(32,007)	(4,846,148)

Net increase (decrease) in cash and cash equivalents	(5,275,272)	2,467,886	(38,725,403)

Cash and cash equivalents at beginning of year	12,757,013	10,289,127	49,014,530

Cash and cash equivalents at end of year	$7,481,741	$12,757,013	$10,289,127

Supplemental information:
Interest paid	—	—	$32,086
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued with Vela acquisition	—	$13,000,000	—

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.	The Company

Pharmos Corporation (the “Company” or “Pharmos”) is a specialty pharmaceutical company that discovers and develops new novel therapeutic drugs to treat a range of indicators including pain, inflammatory, auto-immune and select CNS disorders. The Company has executive offices in Iselin, New Jersey and certain discovery, research and development activities are conducted through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.	Liquidity and Business Risks

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of December 31, 2007, the Company’s accumulated deficit was approximately $197 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company has funded its operations through the use of cash obtained principally from third party financing, milestone payments from Bausch and Lomb, and government grants. Management believes that the cash, cash equivalents and short term investments of $11.2million as of December 31, 2007, combined with the $4.0 million private placement of convertible debentures that closed in January 2008 will be sufficient to support the Company’s continuing operations beyond December 31, 2008.

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

The following table summarized the equivalent number of potential common shares assuming the related securities that were outstanding as of December 31, 2007 and 2006 had been converted.

Pharmos Corporation
Notes to Consolidated Financial Statements

	2007	2006

Stock options	2,420,386	1,924,622
Warrants	297,739	424,769
Restricted stock – non vested	—	37,975

Total potential dilutive securities not included in loss per share	2,718,125	2,387,366

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts at December 31, 2007 and 2006.

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

Realized gains and losses on sales of investment securities are determined based on the specific identification method.

	2007	2006

Securities greater than 90 days	$1,036,568	$5,172,673
Auction Rate Securities	2,650,000	8,000,000

Total Short Term Investments	$3,686,568	$13,172,673

Since December 31, 2007 the Company liquidated certain Auction Rate Securities. At February 11, 2008 the Company had one remaining Auction Rate Security. The one remaining ARS, issued by George Washington University, is for $1,000,000. The reset auction for this security failed to clear on February 13, 2008. An auction failure occurs when the parties wishing to sell securities could not. This ARS, a general obligation of George Washington University, was reset at the max rate as defined and is backed by student loans. Additionally the ARS is insured and as a result no impairment charge has been deemed necessary. Based on the Company’s current cash balances, and other potential sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute on the current business plan.

Revenue recognition

The Company’s policy with respect to license fees is to recognize revenue when all performance obligations are completed. The Company had no product sales revenue during 2007, 2006, or 2005 and

Pharmos Corporation
Notes to Consolidated Financial Statements

does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

Research and development costs

All research and development costs are expensed when incurred. The Company accounts for reimbursements of research and development costs as a reduction of research and development expenses as the underlying expenses are incurred.

Pharmos Corporation
Notes to Consolidated Financial Statements

Research and development grants receivable

As of December 31, 2007 and 2006, research and development grant receivables consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

Restricted cash

The Company has a lease agreement for the premises it occupies in New Jersey. The lease agreement expires in 2009. The lease agreement is secured by a letter of credit of $65,031. This amount is included in restricted cash at December 31, 2007.

In addition, the Company’s subsidiary, Pharmos Ltd., has a lease agreement for the premises it occupies in Israel. The lease agreement expired in January 2007. In February 2007 the Company renewed the lease for a four year term. There is an early termination date on January 31, 2008 and January 31, 2009 with no penalty to Pharmos if the company elects to notify an early termination 150 days prior to one of the early termination dates. The lease agreement is secured by a letter of guarantee in the amount of $177,016 based on the Israeli consumer price index. A deposit of $86,695 is included in restricted cash (current) at December 31, 2007.

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

Severance expenses in Israel for the years ended December 31, 2007, 2006 and 2005 amounted to $267,879, $396,826, and $102,962, respectively and have been included in the appropriate R&D and G&A expense categories.

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

Effective January 1, 2007, the Company adopted, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Pharmos conducts business in the US and Israel and, as a result, files US, New Jersey and Israeli income tax returns. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of December 31, 2007.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

Pharmos Corporation
Notes to Consolidated Financial Statements

Share based compensation

The Company has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, restricted stock awards, and other stock unit awards. The maximum number of shares of Common Stock available for issuance under the 2000 Plan, as amended, is 4,700,000 shares. At December 31, 2007, awards relating to 2,420,386 shares were outstanding. Pharmos stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have 10 year terms, and vest no later than four years from the date of grant.

Under the terms of the Pharmos Employee Stock Purchase Plan (ESPP), all full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. During the year ended December 31, 2007, no shares were purchased under the ESPP and 87,440 shares remain for issuance under the 2001 Plan.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). The Company has elected to expense these awards on a straight line basis over the life of the awards. As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the years ended December 31,2007 and 2006 were $1,076,606 and $939,500 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the years ended December 31, 2007 and 2006 of $(0.61) and $(1.74) are $0.04 and $0.05 more as a result of adopting SFAS 123R.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the years ended December 31, 2007 and 2006 include expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the years ended December 31, 2007 and 2006, the Company recognized compensation expense of $1,076,606 and $939,500 for stock options which were recognized in the Consolidated Statement of Operations. As of December 31, 2007 and 2006, the total compensation costs related to non-vested awards not yet recognized is $510,000 which will be recognized over the next three and one-quarter years.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. The following table sets forth the computation of basic and diluted loss per share for the year ended December 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied

Pharmos Corporation
Notes to Consolidated Financial Statements

the fair value recognition provisions of SFAS 123 to its stock plans. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:

Year Ended December 31, 2005

Net loss as reported	($ 2,929,872)
Add: Stock-based employee compensation expense included in reported net loss	1,171,728
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,578,359)

Pro forma net loss	($ 6,336,503)

Loss per share:
As reported - basic and diluted	($ 0.15)
Pro forma - basic and diluted	($ 0.33)

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumption:

2005

Risk-free interest rate	3.71-4.45%
Expected lives (in years)	5
Dividend yield	0%
Expected volatility	99 -107%

Recently Issued Accounting Pronouncements

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

Under the amended Merger Agreement, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. Pharmos also agreed to reimburse Vela for $679,000 of operating expenses from July 1, 2006 through closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of dextofisopam, aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. In the event that such shares or payments are issued or funded in future periods, a determination will then be made as to whether the values are to be written off as in - process research and development and charged to results of operations; such future charge could be material. None of the conditions requiring issuance of these contingent shares or funding these payments were met at December 31, 2007 except for a $1.0 million milestone payment made by Pharmos due upon the study’s commencement.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

The Company’s 2006 consolidated statement of operations includes the results of operations from Vela from October 26, 2006 forward. The following table presents unaudited pro forma consolidated results of operations for Pharmos for the years ended December 31, 2006 and 2005, as though the Vela acquisition was completed as of the beginning of each period.

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

During January 2005, an amended agreement was signed in regard to Zylet and the Company received gross proceeds of approximately $12.2 million from Bausch & Lomb. Additionally, the Company may receive a milestone payment of up to $10 million if actual sales during the first two years following Bausch & Lomb’s commercialization exceed agreed-upon forecasted amounts. A review of Zylet sales provided by Bausch and Lomb indicated that no additional payments are due the Company as actual sales of Zylet did not reach the agreed levels. Pharmos agreed to pay up to $3.75 million of Bausch & Lomb’s costs of developing Zylet, of which $600,000 was deducted from the purchase price paid by Bausch & Lomb in October 2001. In July 2003, another $1.57 million was paid to Bausch & Lomb. As of December 31, 2004, Pharmos owed an additional $1.56 million as its share of these research and development related Zylet expenses, which was included in accounts payable and represents the final amount Pharmos owes Bausch & Lomb for their project development under the terms of the agreement. This amount was paid to Bausch & Lomb in January 2005.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

6.	Fixed Assets

Fixed assets consist of the following:

	December 31,

	2007	2006

Laboratory, pilot plant and other equipment	$2,727,055	$3,053,556
Leasehold improvements	839,713	812,070
Office furniture and fixtures	288,965	299,759
Computer equipment	822,835	1,192,439
Vehicles	—	49,489

	4,678,568	5,407,313
Less - Accumulated depreciation	(4,254,110)	(4,813,856)

Total Fixed Assets	$424,458	$593,457

Depreciation of fixed assets was $235,134, $314,769, and $381,812 in 2007, 2006 and 2005, respectively.

7.	Grants for Research and Development

During 2007, 2006 and 2005, gross research and development costs amounted to $11,457,566, $8,956,821, and $9,568,293 respectively.

The Company has entered into agreements with the State of Israel, which provide for grants for research and development relating to certain projects. Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense. Such reductions amounted to $812,042, $1,445,513 and $1,406,508 during 2007, 2006 and 2005, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of the technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 3% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds up to the amount received and interest.

As of December 31, 2007, the total amounts received under such grants amounted to $17,827,499. Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $16,338,559, exclusive of interest, based on grants received through December 31, 2007.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

8.	Private Placement of Convertible Debt

On September 26, 2003, the Company completed a private placement of convertible debentures and warrants to six institutional investors, generating total gross proceeds of $21.0 million. Five million dollars of the proceeds was to be used for working capital purposes, and $16.0 million would be available to fund acquisitions upon the approval of the investors. The convertible debentures were convertible into common stock of the Company at a fixed price of $20.20, 205% above the closing bid price of the stock for the five days preceding the closing date. The debentures, which bore an interest rate of 4%, were redeemed in 13 substantially equal monthly increments beginning March 31, 2004. In general, amounts converted into shares of Pharmos common stock reduced the monthly redemption amount proportionately. The $16.0 million earmarked for acquisition activity was held in escrow until repaid. The debentures were fully repaid during March 2005; As of December 31, 2005, there are no remaining funds in the escrow account. In connection with the financing, the Company also issued 1,102,941 three-year warrants (including 102,941 placement agent warrants) to purchase 1,102,941 shares of common stock at an exercise price of $10.20 per share. Total issuance costs related to the financing were approximately $1,229,000 in cash and $434,000 for the value of the placement agent warrants. The issuance costs allocated to the warrants were recorded as a reduction to additional paid in capital. The placement agent warrants were capitalized and were amortized over the life of the debt. The Company calculated the value of the warrants at the date of the transaction, including the placement agent warrants, being approximately $4,652,877 under the Black-Scholes option-pricing method (assumption: volatility 75%, risk free rate 1.59% and zero dividend yield). The Company allocated the $19.34 million in net proceeds between the convertible debentures and the warrants based on their relative fair values. The Company has reported the debt discount of approximately $3.5 million as a direct reduction to the face amount of the debt in accordance with APB 21. The discount accreted over the life of the outstanding debentures. Total accretion of the debt discount from inception through December 31, 2005 was $3,284,041. The issuance costs allocated to the convertible debentures of approximately $1.4 million had been being deferred and amortized to interest expense over the life of the debt. Total amortization of the debt issuance costs from inception through December 31, 2005 was $1,309,075. During the first quarter of 2004, one of the investors converted a total of $2 million plus interest into 99,533 shares of common stock. In conjunction with this conversion, the relating unamortized debt discount and issuance costs totaling $267,912 was reclassified to additional paid in capital. As of December 31, 2005, all the debentures had been either repaid or converted into common stock of the Company. As of December 31, 2005, 351,400 of the total warrants issued were exercised totaling approximately $3,584,280. There were no warrants exercised during 2005, 2006 or 2007.

9.	Shareholders Equity Transactions

2007 Transactions

On March 31, 2007, 37,975 shares were issued to Haim Aviv for shares which vested, according to the terms of his Retention Award Agreement and his severance agreement.

During 2007, 2006 and 2005, there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan. All full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. As of December 31, 2007, there were 87,440 shares remaining for issuance under the 2001 Plan.

For the year ended December 31, 2007, there were no options exercised under the Company’s Stock Option Plans. For the year ended December 31, 2007, the Company incurred a non-cash charge of $1,076,606 for stock options to employees and directors.

Pharmos Corporation
Notes to Consolidated Financial Statements

As of December 31, 2007, the Company had reserved 2,420,386 for outstanding stock options and 297,739 for outstanding warrants.

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

Some of the warrants issued in connection with various equity financing and related transactions contain anti-dilution provisions requiring adjustment. The following table summarizes the common shares issuable upon exercise of warrants outstanding at December 31, 2007 as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

	Warrants	Weighted Average Exercise Price

Warrants Outstanding at 12/31/04	1,383,188	$10.35

Cancelled	(206,878)	$8.90

Warrants Outstanding at 12/31/05	1,176,310	$9.05

Cancelled	(751,541)	$2.04

Warrants Outstanding at 12/31/06	424,769	$7.02

Cancelled	(127,030)	$7.10

Warrants Outstanding at 12/31/07	297,739	$6.99

Warrants Exercisable at 12/31/07	297,739	$6.99

Warrants Exercisable at 12/31/06	424,769	$7.02

Warrants Exercisable at 12/31/05	1,176,310	$9.05

Schedule of warrants expiration:

Expiration Date	Common Shares Issuable Upon Exercise

2008	297,739

11.	Stock Option Plans

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

The maximum number of shares of Common Stock available for issuance under the 1997 Plan was 300,000 shares, as amended, and under the 2000 Plan is 4,700,000 shares, as amended. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like.

Pharmos Corporation
Notes to Consolidated Financial Statements

Common Stock subject to options granted under the 1997 Plan and the 2000 Plan that expire or terminate will again be available for options to be issued under each Plan.

All stock option grants during 2007 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan.

The following table summarizes activity in stock options approved by the Company’s Board of Directors:

	Option	Weighted Average Exercise Price

Options Outstanding at 12/31/04	791,992	$13.65

Granted	575,310	$2.88
Cancelled	(169,003)	$12.21

Options Outstanding at 12/31/05	1,198,299	$8.63

Granted	881,000	$2.09
Cancelled	(154,677)	$8.82

Options Outstanding at 12/31/06	1,924,622	$5.62

Granted	870,000	$1.70
Cancelled	(374,236)	$7.06

Options Outstanding at 12/31/07	2,420,386	$3.99

Options exercisable at 12/31/07	1,606,763	$5.12

Options exercisable at 12/31/06	879,467	$9.62

Options exercisable at 12/31/05	622,333	$13.81

Additional information with respect to the outstanding stock options as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$1.46 - $2.01	945,000	5.4 years	$1.71	238,749	$1.83

$2.15 - $3.95	1,072,062	7.4 years	$2.41	964,690	$2.42

$5.10 - $8.75	93,774	4.2 years	$5.41	93,774	$5.41

$9.38 - $21.20	309,550	4.2 years	$15.98	309,550	$15.98

	2,420,386	6.1 years	$3.99	1,606,763	$5.12

Pharmos Corporation
Notes to Consolidated Financial Statements

On September 6, 2004, the Board of Directors approved the Retention Award Agreements and Pharmos entered into Retention Award Agreements with each of Dr. Haim Aviv, Chairman and Chief Executive Officer, and Dr. Gad Riesenfeld, its then President and Chief Operating Officer. The Company granted retention awards of 75,949 restricted stock units to Dr. Aviv and 50,633 shares of restricted stock to Dr. Riesenfeld (the Awards). Under the agreement, one-half of the Awards vested on December 31, 2005 and the balance shall vest and become non-forfeitable on June 30, 2007, subject to certain accelerated vesting provisions. Under the terms of Dr. Riesenfeld’s severance agreement, the balance of his Awards vested on his departure from the Company on April 2, 2006 and the expense of those awards was accelerated on April 2, 2006. Under the terms of Dr. Aviv’s severance agreement, the balance of his Awards vested on his departure from the Company on March 31, 2007 and the expense of those awards was accelerated at March 31, 2007. The fair value of the restricted shares was based on the fair value of the stock on the issuance date. The Awards of restricted stock are not included in the above stock option table.

Fair value of options:

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2007	2006

Risk-free interest rate	4.20-4.75%	4.35-4.69%
Expected lives (in years)	6.16	5
Dividend yield	0%	0%
Expected volatility	79 -80%	80 -84%
Fair value	$1.28	$1.60

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

During the years ended December 31, 2007, 2006 and 2005, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan in the amount of 870,000 or a fair value of $1,117,347, 881,000 options, or a fair value of $1,412,443, and 575,310 options, or a fair value of $949,900, respectively. The fair value of options that vested during the years ended December 31, 2007, 2006 and 2005, without considering forfeitures, was $1,018,539, $1,046,956 and $4,939,943, respectively.

12.	Related Parties

The Company’s Pharmos Ltd. subsidiary renewed a License Agreement with Herbamed, Ltd., a company controlled by the Company’s Chairman and Chief Executive Officer. The License Agreement licenses to Herbamed the Company’s patent rights for the oral delivery of lipophilic substances in the limited field of

Pharmos Corporation
Notes to Consolidated Financial Statements

nutraceuticals, which include food and dietary supplements, food additives, vitamins and herbs. Under the terms of the revised License Agreement, Herbamed will pay to Pharmos Ltd. royalties of 3% on net sales. During 2007, 2006 and 2005, the Company recognized other income of $4,992, $5,177, and $24,670, respectively, under terms of the licensing agreement with Herbamed.

CEO Retirement Agreement. Pursuant to the retirement agreement with the Company, the Chairman and former CEO acquired his corporate automobile on June 30, 2007 for $31,008. The automobile’s fair market value as of June 2007 was $64,599 and its depreciated cost as of the June 30, 2007 was $68,278. The discounted benefit of $33,591 was included in general and administrative expenses.

13.	Income Taxes

For 2007, 2006 and 2005, the Company has not recorded a tax benefit on the operating losses generated by U.S and Israeli operations. After an assessment of all available evidence, including historical and forecasted operating results, management has concluded that realization of the Company’s net operating loss carryforwards (“NOLs”), which includes Vela’s historical NOLs and research tax credits generated through the acquisition date, and other deferred tax assets could not be considered more likely than not. Based on this assessment, the Company has increased the valuation allowance established on deferred tax assets by approximately $3,177,000, $40,510,000, and $1,617,000 in 2007, 2006 and 2005, respectively. A substantial portion of the increase in the December 31, 2006 valuation allowance related to the acquired NOLs and tax credits of Vela.

In 2007, 2006, and 2005, the Company sold $12,136,911, $7,781,267 and $6,413,522, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2007, 2006, and 2005, net of commissions, were $955,782, $612,775 and $490,634, respectively, and such amounts were recorded as a tax benefit in the accompanying statements of operations. In December 2006, the Company received $493,000 related to the sale of Vela net operating losses. In accounting for the Vela acquisition, such amount was allocated to the purchase price and, accordingly, is not reflected in the accompanying 2006 statement of operations. The State renews the Program annually and currently limits the aggregate proceeds to $60,000,000. We cannot be certain if we will be able to sell any of our remaining or future New Jersey loss carryforwards or tax credits under the Program.

For 2007, 2006 and 2005, the Company’s recorded tax benefit differs from the benefit calculated by applying the statutory U.S. federal income tax rate due to the valuation allowances established on deferred tax assets in those periods and non-deductible charges, including the in - process research and development charge, offset by the aforementioned tax benefits from the sale of New Jersey NOLs.

At December 31, 2007 and 2006, the Company’s deferred tax assets are comprised of the following:

	2007	2006

Domestic NOLs	$75,906,000	$72,883,000
Israeli NOLs	877,000	818,000
Research and Development Credit Carryforwards	6,831,000	7,080,000
In Process Research and Development	8,231,000	8,231,000
Accrued expenses, compensation and other	1,204,000	860,000

Net Deferred Tax Assets	93,049,000	89,801,000
Valuation allowance	(93,049,000)	(89,801,000)

	$—	$—

Pharmos Corporation
Notes to Consolidated Financial Statements

At December 31, 2007 the Company had net operating losses of approximately $207 million and $92 million for U.S and New Jersey tax return purposes, respectively. Of these amounts, approximately $60 million and $42 million, respectively, relate to Vela’s results of operations prior to the acquisition. Management believes that Vela’s State of New Jersey NOL will not qualify to be available for sale under the Program. Net operating losses for Israel tax return purposes approximated $3 million at December 31, 2007. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that may be subject to annual limitations on utilization. The remaining U.S. NOLs begin to expire in 2008 and continue to expire through 2027.

The Vela acquisition has been regarded as a tax free reorganization, although no assurances can be given to this treatment, within the meaning of Section 368(a) of the Internal Revenue Code.

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

At December 31, 2007, the future gross minimum lease commitments with respect to non-cancelable operating leases (including office and equipment leases) with initial terms in excess of one year are as follows:

Lease Commitments

2008	$311,801
2009	233,810
2010	2,745
2011	—
2012	—

$548,356

Rent expense during 2007, 2006 and 2005 amounted to $447,316, $623,165, and $544,013, respectively. In 2007, 2006 and 2005, rent expense is net of sublease income of $100,713, $128,850, and $97,630, respectively. A sublease agreement expired on March 31, 2007 and was at an annual rate of $97,630. A second sublease entered into March 2006 is for $37,466 annually and expires on December 2009. The Israel facility entered into a sub-lease agreement for a portion of the leased space in 2007.

Consulting contracts and employment agreements

In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

Dividend restrictions

Dividends may be paid by the Company’s subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 2007, 2006 or 2005.

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

The Company has a 401-K defined contribution profit-sharing plan covering its’ U.S. employees. Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $39,204, $46,080, and $49,132 in 2007, 2006 and 2005, respectively.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

Geographic information for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Net loss
United States	$(15, 553,864)	$(34,848,770)	$(2,709,593)
Israel	(71,961)	(288,199)	(220,279)

	$(15,625,825)	$(35,136,969)	$(2,929,872)

Total assets
United States	$10,827,747	$25,245,098	$45,752,574
Israel	1,547,212	3,148,240	3,238,198

	$12,374,959	$28,393,338	$48,990,772

Long lived assets, net
United States	$18,280	$38,368	$86,505
Israel	406,178	555,089	656,355

	$424,458	$593,457	$742,860

Capital expenditures, net
United States	$9,100	$1,155	$8,401
Israel	167,492	164,211	128,821

	$176,592	$165,366	$137,222

Pharmos Corporation
Notes to Consolidated Financial Statements

17. Quarterly Information (Unaudited)

Year ended December 31, 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating Expenses	$5,100,362	$4,877,224	$3,732,191	$3,869,482
Loss from Operations	(5,100,362)	(4,877,224)	(3,732,191)	(3,869,482)
Other income	347,267	239,821	193,636	216,928
Net loss [2]	$(4,753,095)	$(4,637,403)	$(3,538,555)	$(2,696,772)
Net loss per share – basic and diluted*	$(.19)	$(.18)	$(.14)	$(.11)

Year ended December 31, 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating Expenses[1]	$3,458,184	$4,596,064	$4,730,287	$24,757,984
Loss from Operations	(3,458,184)	(4,596,064)	(4,730,287)	(24,757,984)
Other income	455,498	497,688	488,734	350,855
Net loss [2]	$(3,002,686)	$(4,098,376)	$(4,241,553)	$(23,794,354)
Net loss per share – basic and diluted*	$(.16)	$(.21)	$(.22)	$(1.00)

* The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

1.

Fluctuations within operating expenses are primarily related to expenses with clinical trials and the timing of the receipt of grants and the acquisition of Vela in process research and development expenses in the fourth quarter of 2006.

2.	Includes the sale of the NJ Net Operating Losses in the fourth quarters of 2007 and 2006 of $955,782, and $612,775, respectively.

SUBSEQUENT EVENTS

Private Placement of Convertible Debentures

Pharmos Corporation announced on January 3, 2008 that it completed an initial closing of a private placement of its 10% Convertible Debentures due November 2012. At the initial closing the Company issued $4,000,000 principal amount of the Debentures, at par, and received gross proceeds in the same amount.

The purchasers consisted of certain existing investors in the Company, namely Venrock Associates (which is affiliated with Anthony B. Evnin), New Enterprise Associates (which is affiliated with Charles W. Newhall, III), Lloyd I. Miller, III and Robert F. Johnston.

The Debentures mature the earlier of November 1, 2012 or the sale of the Company. The Debentures, together with all accrued and unpaid interest thereon, may be repaid, without premium or penalty, commencing on November 1, 2011.

A condition of closing was the amendment of the 2006 Vela acquisition agreement to defer the cash milestones payable by the Company to the former stockholders of Vela Pharmaceuticals Inc. upon (A) the enrollment of the final patient in the Company’s current Phase 2b clinical trial for dextofisopam ($1 million) and (B) the successful completion of such Phase 2b ($2 million). Payment will be deferred until such time as (X) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee or at least $10 million, and (Y) Payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash.

Pharmos Corporation
Notes to Consolidated Financial Statements

Additionally, the Vela acquisition agreement was amended to defer the equity milestones issuable to the Vela shareholders related to such Phase 2b events until November 1, 2009.

Starting on November 1, 2009 (or earlier sale of the Company), any outstanding Debenture may be converted at the option of the holder. The conversion price is fixed equal to $0.70 per share. The Debentures bear interest at the rate of 10% per annum, payable semi-annually either in cash or common stock of the Company at the option of the Company.

Under the terms of the offering, the Company may raise gross proceeds up to an aggregate of $8,000,000 from the sale of Debentures in the placement (including the Debentures issued at the initial closing). The proceeds will be used for working capital, in particular for the ongoing Phase 2b trial for dextofisopam. The securities issued and issuable in the offering have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or applicable exemption from registration requirements.

Board and Management Changes

Pharmos Corporation also announced the following changes in its Board of Directors and Management, in January and February 2008:

Board Changes

Robert F. Johnston has been elected to the Board as Executive Chairman effective January 3, 2008.

Haim Aviv, Ph.D., David Schlachet and Mony Ben Dor (all effective January 3, 2008) and Abraham Sartani (effective February 11, 2008) have retired from the Board.

The Pharmos Board now consists of six directors — Robert F. Johnston, Executive Chairman, Anthony B. Evnin (Venrock), Charles W. Newhall, III (New Enterprise Associates), Srinivas Akkaraju, M.D., Ph.D. (Panorama Capital), Lloyd I. Miller, III and Elkan Gamzu, Ph.D.

Management Changes

Effective January 3, 2008 the Pharmos Board designated Mr. Robert F. Johnston to serve as Executive Chairman of the Board and Mr. S. Colin Neill to serve as President, in addition to his current roles as Chief Financial Officer, Treasurer and Secretary.

Also effective January 3, 2008, Elkan Gamzu Ph.D., who had been Chief Executive Officer, retired from that position and will remain on the Board.