Form 10-Q
period 2008-03-31
PHARMOS CORP
filed 2008-05-08
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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
Yes   ☒     No    ☐.

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐  No    ☒.

As of May 8, 2008, the Registrant had outstanding 25,764,475 shares of its $.03 par value Common Stock.

Part I. Financial Information

Item 1 Financial Statements

PHARMOS CORPORATION
(Unaudited)
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007

Assets
Cash and cash equivalents	$11,327,248	$7,481,741
Short-term investments	—	3,686,568
Restricted cash	87,330	86,695
Research and development grants receivable	—	3,859
Prepaid expenses and other current assets	617,874	225,185

Total current assets	12,032,452	11,484,048

Fixed assets, net	321,296	424,458
Restricted cash	65,260	65,031
Severance pay funded	206,517	264,934
Other assets	210,969	136,488

Total assets	$12,836,494	$12,374,959

Liabilities and Shareholders’ Equity
Accounts payable	$1,313,925	$768,768
Accrued expenses	452,800	404,937
Accrued wages and other compensation	233,960	805,995

Total current liabilities	2,000,685	1,979,700

Other liabilities	40,816	51,888
Severance pay	245,463	358,706
Convertible debentures	4,000,000	—

Total liabilities	6,286,964	2,390,294

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding
Common stock, $.03 par value; 60,000,000 shares authorized, 25,764,475 and 25,603,759 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	772,934	768,112
Paid-in capital in excess of par	206,036,257	205,881,331
Accumulated deficit	(200,259,235)	(196,664,352)
Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	6,549,530	9,984,665

Total liabilities and shareholders’ equity	$12,836,494	$12,374,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PHARMOS CORPORATION
(Unaudited)
Consolidated Statements of Operations

	Three months ended March 31,

	2008	2007

Expenses
Research and development, gross	$2,778,234	$2,906,739
Grants	—	(336,641)

Research and development, net of grants	2,778,234	2,570,098
General and administrative	796,924	2,460,696
Depreciation and amortization	34,552	69,568

Total operating expenses	3,609,710	5,100,362

Loss from operations	(3,609,710)	(5,100,362)

Other (expense) income
Interest income	130,700	330,158
Interest expense	(122,862)	—
Other income	6,989	17,109

Other income, net	14,827	347,267

Net loss	($3,594,883)	($4,753,095)

Net loss per share
- basic and diluted	($0.14)	($0.19)

Weighted average shares outstanding
- basic and diluted	25,739,855	25,563,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows

	Three months ended March 31,

	2008	2007

Cash flows from operating activities
Net loss	$(3,594,883)	$(4,753,095)

Adjustments to reconcile net income (loss) loss to net cash used in operating activities:
Depreciation and amortization	34,552	69,568
Provision for severance pay	(113,243)	(58,647)
Change in the value of warrants	—	(11,435)
Stock based compensation	159,748	538,272
Amortization of restricted shares issuance	—	105,845
Loss of disposition of fixed assets	26,429	—
Changes in operating assets and liabilities:
Research and development grants receivable	3,859	(290,515)
Prepaid expenses and other current assets	(392,689)	(172,411)
Other assets	(74,481)	750
Accounts payable	545,157	703,465
Accrued expenses	47,863	9,583
Accrued wages and other compensation	(572,035)	26,194
Other liabilities	(11,072)	(46,833)

Net cash used in operating activities	(3,940,795)	(3,879,259)

Cash flows from investing activities
Purchases of fixed assets	(445)	(90,033)
Proceeds from disposition of fixed assets	42,626	—
Purchase of short-term investments	—	(6,661,286)
Proceeds from sale of short-term investments	3,686,568	7,072,673
Severance pay funding	58,417	121,901
Increase in restricted cash	(864)	(1,199)

Net cash provided by investing activities	3,786,302	442,056

Cash flows from financing activities
Proceeds from issuance of convertible debentures	4,000,000	—

Net increase (decrease) in cash and cash equivalents	3,845,507	(3,437,203)

Cash and cash equivalents at beginning of year	7,481,741	12,757,013

Cash and cash equivalents at end of period	$11,327,248	$9,319,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

1.	The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of diseases of the nervous system, including disorders of the brain-gut axis (e.g., Irritable Bowel Syndrome IBS), with a focus on pain/inflammation, and autoimmune disorders. The Company’s most advanced product, dextofisopam, produced a statistically significant greater number of months of adequate relief over placebo in a Phase 2a clinical trial in IBS (n=141, p=0.033). On June 20, 2007 the Company announced patient screening had commenced in its Phase 2b clinical trial of dextofisopam, which is expected to enroll approximately 480 female patients with diarrhea-predominant or alternating irritable bowel syndrome (d- and a-IBS). IBS is a chronic and sometimes debilitating condition that affects roughly 10%-15% of U.S. adults and is two to three times more prevalent in women than men. With an absence of safe and effective therapies, dextofisopam’s novel non-serotonergic brain-gut mechanism holds the potential for a unique and innovative treatment approach to d- and a-IBS.

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

The Company has four libraries of CB2 molecules, and is now conducting preclinical development of PRS-639,058 for neuropathic pain. The molecule is a CB2 agonist and is a follow on to Cannabinor. Two large pharmaceutical companies are conducting their own experiments with Cannabinor under material transfer agreements for indications other than neuropathic pain.

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

The Pharmos Ltd. subsidiary in Rehovot, Israel was downsized during 2007 and now operates with 9 employees. The core team continues the CB2 selective discovery and research efforts and some of the preclinical work previously conducted in house. The Israel based team is also conducting the NanoEmulsion (NE) Phase 2a study with diclofenac, and is expected to complete patient recruitment by mid 2008.

The Company has corporate offices in Iselin, New Jersey and conducts research, discovery and development through its wholly owned subsidiary, Pharmos, Ltd., in Rehovot, Israel.

2.	Convertible Debentures

On January 3, 2008, Pharmos Corporation completed an initial closing of a private placement of its 10% Convertible Debentures due November 2012. At the initial closing the Company issued $4,000,000 principal amount of the Debentures, at par, and received gross proceeds in the same amount.

The purchasers consisted of certain existing investors in the Company, namely Venrock Associates, New Enterprise Associates, Lloyd I. Miller, III and Robert Johnston.

The Debentures mature the earlier of November 1, 2012 or the sale of the Company. The Debentures, together with all accrued and unpaid interest thereon, may be repaid, without premium or penalty, commencing on November 1, 2011. Starting on November 1, 2009 (or earlier sale of the Company), any outstanding Debenture may be converted into common shares at the option of the holder. The conversion price is fixed equal to $0.70 per share. The Debentures bear interest at the rate of 10% per annum, payable semi-annually either in cash or common stock of the Company at the option of the Company.

The number of shares of common stock that may be issued pursuant to the conversion terms of the outstanding 10% Convertible Debentures amounts to 5,714,286.

Should the Company elect to pay the interest payments in common stock, the interest conversion rate is defined as the greater of (i) the average of the closing price immediately prior to the applicable interest payment date (July 15, 2008), (ii) the closing price on the date of the second closing, if there is such a closing, and (iii) the closing price on the date of the first closing. The closing price on the date of the first closing was $0.34 which would result in a total of 5,882,352 shares of common stock that may be issued pursuant to the payment terms of the Convertible Debenture. Should the price be greater than $0.34 at the payment date, fewer shares would be issued.

Under the terms of the offering, the Company may raise gross proceeds up to an aggregate of $8,000,000 from the sale of Debentures in the placement (including the Debentures issued at the initial closing). A second closing was targeted for no later than 45 days from the date of the initial closing but has not yet occurred. In connection with such second closing, three of the purchasers had each agreed with the Company to purchase up to an additional $166,667 of Debentures (an aggregate of $500,000) if the amount of Debentures acquired by other investors at the second closing is less than such $500,000 amount.

The Company also entered into a Registration Rights Agreement with the purchasers, pursuant to which the Company will register such the shares issuable upon conversion of the Debentures and issuable, at the Company’s option, in lieu of cash interest payments.

The Registration Rights Agreement, as amended on April 25, 2008, provides that if a Registration Statement covering such shares is not declared effective on or before December 31, 2008 or if its effectiveness is suspended for more than 15 trading days during any 12 month period, the Company will pay to the holders of the Debentures liquidated damages equal to 1% of their purchase price for the Debentures, and will make additional payments of 1% on each monthly anniversary until the Company’s default is cured, up to a maximum of 25% of the aggregate purchase price.

The Company incurred $217,083 in financing costs which have been capitalized and are being amortized utilizing an effective interest rate of 7%. $25,060 in costs have been amortized in the quarter ended March 31, 2008. These costs have been included in interest expense.

3.	Liquidity and Business Risks

The Company was not profitable from 2002 through March 31, 2008, the Company had an accumulated deficit of $200.3 million and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $11.3 million as of March 31, 2008, will be sufficient to support the Company’s currently planned continuing operations through at least March 2009.

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

On September 26, 2007, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with Nasdaq listing rules. We had until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. On March 25, 2008, Pharmos received notice from Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(D), Pharmos has been provided an additional period of 180 calendar days, or until September 22, 2008, to regain compliance.

No assurance can be given that we will regain compliance during any additional compliance period. If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

4.	Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd and Vela Acquisition Corp. All significant intercompany balances and transactions are eliminated in consolidation. Vela Acquisition Corp. is dormant and was used as the vehicle to acquire Vela Pharmaceuticals Inc. in October 2006. Our discovery and research efforts are conducted by Pharmos Ltd. The functional currency for Pharmos Ltd. is the US dollar.

Research and development grants receivable

As of March 31, 2008 and December 31, 2007, research and development grant receivables consist of grants for research and development from the office of the Chief Scientist in Israel (OCS) relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses. At March 31, 2008 the Company had $66,945 in overpaid and advanced grant payments received that were classified as accrued liabilities.

Investments

The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. The Company invests in a variety of instruments such as commercial paper, US Government securities and corporate securities with an effective maturity of less than one year. Some of the Company’s investments were in auction-rate securities (ARS) that were held as investments available for sale. Auction rate securities are instruments with long-term underlying maturities, but for which an auction is conducted periodically, as specified, to reset the interest rate and allow investors to buy or sell the instruments. Because auctions generally occur more often than annually, and because the Company holds these instruments in order to meet short-term liquidity needs, the auction rate securities are classified as short-term investments in the Consolidated Balance Sheet. The Company has liquidated all its ARS securities at par. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method. The Consolidated Statement of Cash Flows reflects the gross amount of the purchases of short term investments and the proceeds from maturities of short term securities and sales of auction rate securities.

The table below does not show any short term investments at March 31, 2008 as all the Company’s liquid assets were in cash and cash equivalent.

December 31, 2007
Securities greater than 90 days	$1,036,568
Auction Rate Securities	2,650,000
Total Short Term Investments	$3,686,568

Restricted cash

Both short term and long term restricted cash represents deposits held for or by landlords.

Tax Provision

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2008 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with.

Foreign exchange

The Company’s foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other (expense) income. To date, such gains and losses have been insignificant.

Equity based compensation

During the three months ended March 31, 2008 and 2007, the Company recognized equity based compensation expense of $159,748 and $538,272, respectively, for stock options which was recognized in the Statement of Operations. As of March 31, 2008, the total compensation costs related to non-vested awards not yet recognized is $463,655 which will be recognized over the next four years.

During the three months ended March 31, 2008 and 2007, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

March 31, 2008	744,000	$0.35	$0.24

March 31, 2007	870,000	$1.70	$1.23

The 2007 option grants include 200,000 options granted contingent upon the approval by the Company’s shareholders of an increased number of authorized shares in the 2000 Amended and Restated Stock Option Plan. This grant was issued upon the increase in the of authorized shares in the 2000 Amended and Restated Stock Option Plan at the annual shareholders meeting held on October 24, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards “(FAS) No. 159”, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” “(FAS No. 159)”, which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

Activities” “EITF 07-03”. Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-03 on January 1, 2008 and capitalized $381,472 in prepayments at March 31, 2008.

5.	Vela Pharmaceuticals, Inc.

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of dextofisopam.

The remaining milestones are as follows:

•	$1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial(1)

•	$2 million cash + 2.25 million shares: Successful completion of Phase 2b(1)

•	$2 million + 2 million shares: NDA submission

•	$2 million cash +2.25 million shares: FDA approval

•	1 million shares: Approval to market in Europe or Japan

•	4 million shares: $100 million sales of dextofisopam, when and if approved, in any 12-month period

(1)The above milestones have been amended and deferred as a condition of the convertible debentures issued January 3, 2008 (see Note 2 above). If the respective milestone is achieved, payment of these milestones will be deferred until such time as 1). the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee of at least $10 million, and 2). Payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. Additionally, the Vela acquisition agreement has been amended to defer the equity milestones issuable to the Vela shareholders related to such Phase 2b events until November 1, 2009 at the earliest.

6.	Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending March 31, 2008 and 2007, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	March 31, 2008	March 31, 2007

Stock options	2,885,034	2,695,705
Warrants	263,529	297,739

Total potential dilutive securities not included in loss per share	3,148,563	2,993,444

On January 3, 2008 the Company issued $4,000,000 in convertible debentures (see note 2). Starting on November 1, 2009 these debentures may be converted into common shares at the option of the holder. The conversion price is fixed at $0.70 per share and could result in an additional 5,714,286 common shares. These shares have been excluded from the diluted loss per share since inclusion would have been anti-dilutive.

7.	Collaborative Agreements

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the former Chairman and Chief Executive Officer of Pharmos. In the three months ending March 31, 2008 and 2007, the Company recorded in other income royalties of $2,456 and $897, respectively, per the licensing agreement with Herbamed.

8.	Common Stock Transactions

In the three months ended March 31, 2008 there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans.

During the first quarter of 2008, the Company incurred a non-cash charge of $56,250 for the award of 28,572 shares of common stock each to three departing board members in recognition for their service and 75,000 shares of common stock awarded to the President/CFO as part of his annual bonus. These shares were valued at their fair market value on date of the awards.

9.	Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintains development operations in the United States and Israel. The Company’s selling operations are maintained in the United States.

Geographic information for the three months ending March 31, 2008 and 2007 are as follows:

	Three months ended March 31,

	2008	2007

Net (loss) income
United States	$(3,558,109)	$(4,730,868)
Israel	(36,774)	(22,227)

	$(3,594,883)	$(4,753,095)

Capital Expenditures
United States	$—	$6,185
Israel	445	83,848

	$445	$90,033

Geographic information as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

Total Assets
United States	$11,741,232	$10,827,747
Israel	1,095,262	1,547,212

	$12,836,494	$12,374,959

Long Lived Assets, net
United States	$15,598	$18,280
Israel	305,698	406,178

	$321,296	$424,458

10. Subsequent Event

The Registration Rights Agreement entered into on January 3, 2008 in connection with the sale of the Company’s 10% Convertible Debentures due November 2012 was amended on April 25, 2008 to provide that (i) the Company shall use commercially reasonable efforts to cause the registration statement to be declared effective by the Commission not later than the earlier of (a) December 31, 2008 or (b) the fifth business day following the date on which the Company is notified by the Commission that the registration statement will not be reviewed or is no longer subject to further review and comments and (ii) liquidated damages shall be payable by the Company if the registration statement is not declared effective by the Commission on or before December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains information that may constitute “forward-looking statements.” The use of words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2007 and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Executive Summary of 2008 Strategy and Operating Plan

Pharmos’ business is the discovery and development of new drugs to treat a range of indications including pain, inflammation, autoimmunity and select CNS disorders, including disorders of the “CNS-brain gut” axis. Our discovery program is focused on capitalizing on our expertise in the biology, chemistry and manufacturing of cannabinoid-based therapeutics, with the goal of developing increasingly potent, drugable and selective cannabinoid receptor agonists and antagonists for the treatment of a variety of human diseases. Modulation of these receptors in preclinical models of disease suggests that potential areas for therapeutic intervention include the treatment of chronic pain, autoimmune disease, osteoporosis, asthma, allergy, atherosclerosis and obesity. Based on our advanced preclinical testing of drug candidates, we are currently focused on the use of CB2-selective compounds for the treatment of chronic pain and autoimmunity.

The Company’s strategy has changed since the acquisition of Vela in October 2006. The late clinical stage asset, Dextofisopam, is currently in a 480 patient Phase 2b trial, following a successful Phase 2a trial. The Company has determined that the trial is the principal shareholder value driver and consequently is optimizing the allocation of cash resources to this program. The Company may also partner / out license Dextofisopam to an appropriate strategic partner.

The Company is currently seeking a partner who will take the lead in both operating and funding the ongoing research programs in Israel, namely the CB2 receptor selective library of compounds, including preclinical development of PRS-639,058 for neuropathic pain. Also available for licensing or partnership is Pharmos’ proprietary 3% diclofenac NanoEmulsion cream currently in Phase 2a clinical trial as topical treatment for osteoarthritis pain. The study is being conducted at several Israeli hospitals with completion of subject recruitment expected in mid-2008. To facilitate these efforts, the Company has engaged a boutique life science investment bank.

The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus. Assets involved are Tianeptine to treat IBS or functional dyspepsia and VPI-013 to treat hypoactive sexual desire disorder and potentially neuropathic pain.

Pharmos’ lead product, Dextofisopam, has completed a double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo, suggesting that Dextofisopam has the potential to become a novel firstline treatment for IBS. The design of a larger, Phase 2b, dose-ranging study was discussed at a 2005 meeting with FDA, and Pharmos initiated a Phase 2b trial in

February 2007 and in June 2007 the Company announced patient screening had commenced. Dextofisopam is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Unlike the two 5-HT3 or 5-HT4 IBS therapies currently available have significant safety concerns, Dextofisopam’s novel non-serotonergic activity offers a unique and innovative approach to IBS treatment.

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

The Company has four libraries of CB2 molecules, and is now conducting preclinical development of PRS-639,058 for neuropathic pain. The molecule is a CB2 agonist and is a follow on to Cannabinor. Two large pharmaceutical companies are conducting their own experiments with Cannabinor under material transfer agreements for indications other than neuropathic pain.

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

The results for the three months ended March 31, 2008 and 2007 were a net loss of $3.6 million and $4.8 million, respectively. On a loss per share basis, this equates to $(0.14) and $(0.19) for the quarters ended March 31, 2008 and 2007, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of March 31, 2008, the Company’s accumulated deficit was approximately $200.3 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products.

Results of Operations
Three Months ended March 31, 2008 and 2007

Total operating expenses for the first quarter of 2008 decreased by $1,490,652 or 29%, from $5,100,362 in 2007 to $3,609,710 in 2008.

Research & development gross expenses decreased by $128,505 or 4% from $2,906,739 in 2007 to $2,778,234 in 2008, related to the Company’s primary focus of cash resources on the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs. The Company recorded research and development grants from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $-0- and $336,641 during the first quarter of 2008 and 2007, respectively, which reduced research and development expenses. The decline in research and development grants directly related to the decrease in the underlying eligible activity for the grants as the Company focused more research funds on the US based Phase 2b clinical trial for Dextofisopam. Total research and development expenses, net of grants, increased by $208,136 or 8%, from $2,570,098 in 2007 to $2,778,234 in 2008.

During the first quarter, the Company advanced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients. The Phase IIb trial is expected to enroll approximately 480 patients in about 70 sites over an 18 month period. Costs of $2.0 million were incurred during the quarter in connection with the trial, comprising CRO-related activities and patient recruitment costs. Dextofisopam was one of the compounds the Company obtained through the acquisition of Vela Pharmaceuticals Inc which closed in October 2006. The continued development of this compound through late-stage clinical testing will significantly increase the research and development expenses going forward.

A Phase 2a clinical trial with the Company’s NanoEmulsion delivery technology for topical application of analgesic and anti-inflammatory agents commenced in June 2007 targeting 126 patients. Completion of patient recruitment is expected in mid 2008.

General and administrative expenses for the first quarter of 2008 decreased by $1,663,772, or 68%, from $2,460,696 in 2007 to $796,924. The decline reflects decreases in virtually every general and administrative expense category. The primary reductions include a $792,730 reduction in payroll and a $674,286 reduction in consultant and professional fees. The decrease in payroll costs reflect the impact of the third and fourth quarter 2007 restructuring plans which have reduced the Company’s head count from 51 employees in March 2007 to 14 employees in March 2008. The decrease in consulting and professional fees in 2008 result from non recurring 2007 costs related to contractual payment obligations associated with the retirement of the Company’s chief executive officer, higher legal and accounting fees in 2007 and a non recurring recruitment fee of $42,000 in 2007.

Depreciation and amortization expenses decreased by $35,016, or 50%, from $69,568 in 2007 to $34,552 in 2008. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2007 restructuring plans.

Other income (expense) net, decreased by $332,440 from $347,267 in other income in 2007 to $14,827 in other income in 2008. The majority of the decrease is from decreased interest income of $188,023 from a decline in cash, cash equivalents and short term investments. In the first quarter of 2008 the Company recorded $122,862 in interest expense and charges related to the issuance of $4,000,000 in convertible debentures issued on January 3, 2008.

During the quarter, the Company recorded, in other income, royalties of $2,456 compared with $897 in 2007 per the licensing agreement with Herbamed Ltd, a company controlled by Dr. Haim Aviv, the Company’s former Chairman and former CEO.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end

December 31, 2007 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $200.3 million at March 31, 2008. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

In January 2008, the Company completed an initial closing of a private placement of its 10% Convertible Debentures due November 2012 [See Note 2 to Financial Statements] and obtained net proceeds of $4.0 million.

The following table describes the Company’s liquidity and financial position on March 31, 2008, and on December 31, 2007:

	March 31, 2008	December 31, 2007

Working capital	$10,031,767	$9,504,348

Cash and cash equivalents	$11,327,248	$7,481,741

Short term investments	$—	$3,686,568

Total cash, cash equivalents and short term investments	$11,327,248	$11,168,309

Current working capital position

As of March 31, 2008, the Company had working capital of $10.0 million consisting of current assets of $12.0 million and current liabilities of $2.0 million. This represents an increase of $0.5 million from its working capital of $9.5 million on current assets of $11.5 million and current liabilities of $2.0 million as of December 31, 2007. This increase in working capital of $0.5 million was principally associated with the funding of research and development and general and administrative activities offset by the proceeds from the convertible debenture proceeds.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $11.3 million as of March 31, 2008, will be sufficient to support the Company’s currently planned continuing operations through at least March 2009. The Company routinely pursues various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

On September 26, 2007, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with Nasdaq listing rules. We had until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. On March 25, 2008, Pharmos received notice from Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(D), Pharmos has been provided an additional period of 180 calendar days, or until September 22, 2008, to regain compliance.

No assurance can be given that we will regain compliance during any additional compliance period. If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

Cash

At March 31, 2008, cash and cash equivalents totaled $11.3 million. At December 31, 2007 cash and cash equivalents totaled $7.5 million. This net increase in cash of $3.8 million was due primarily to the net conversion of $3.7 million of short term investments into cash, $4.0 million in proceeds from the issuance of convertible debentures and $3.9 million spent for normal operating requirements. The cash, cash equivalents will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first three months of 2008 was $3.9 million compared to net cash used of $3.9 million for the first three months of 2007. There is virtually no change in cash used in operating activities between the two periods. However, a greater portion of the cash was utilized for R&D spending over G&A spending in 2008 as compared to 2007 which reflects the focus of expenditures on the Dextofisopam clinical trial and the cost reduction benefits from the 2007 restructuring programs.

Investing activities

During the first three months of 2008, the Company had net investment proceeds from the sale of short term investments of $3.7 million, proceeds from the disposition of assets of $42,000 and a severance pay funding benefit of $58,000.

Financing activities

The Company realized $4 million in proceeds from the issuance of convertible debentures. See note 2 regarding the issuance of the convertible debentures.

Commitment and Contingencies

As of March 31, 2008, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Undetermined
Operating leases	$478,306	$304,976	$173,330	$0	$—	$—
Convertible debenture	4,000,000			4,000,000
Other long-term liabilities reflected on our balance sheet*	245,463	—	—	—	—	245,463
Total	$4,723,769	$304,976	$173,330	$4,000,000	$—	$245,463

*

Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $206,517.

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of dextofisopam.

The remaining milestones are as follows:

•	$1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial(1)

•	$2 million cash + 2.25 million shares: Successful completion of Phase 2b(1)

•	$2 million + 2 million shares: NDA submission

•	$2 million cash +2.25 million shares: FDA approval

•	1 million shares: Approval to market in Europe or Japan

•	4 million shares: $100 million sales of dextofisopam, when and if approved, in any 12-month period

(1)The above milestones have been amended and deferred as a condition of the convertible debentures issued January 3, 2008. [See Note 2 above]. If the respective milestone is achieved, payment of these milestones will be deferred until such time as 1). the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee or at least $10 million, and 2). Payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. Additionally, the Vela acquisition agreement has been amended to defer the equity milestones issuable to the Vela shareholders related to such Phase 2b events until November 1, 2009 at the earliest.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards “(FAS) No. 159”, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” “(FAS No. 159)”, which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-030 on January 1, 2008 and capitalized $381,472 in prepayments at March 31, 2008.

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

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos’ principal executive officer and principal financial officer and several other members of Pharmos’ senior management at March 31, 2008. Based on this evaluation, Pharmos’ principal executive officer and principal financial officer concluded that as of March 31, 2008, Pharmos’ disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

          None

Item 1A	Risk Factors

Nasdaq Listing

On September 26, 2007, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with Nasdaq listing rules. We had until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. On March 25, 2008, Pharmos received notice from Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(D), Pharmos has been provided an additional period of 180 calendar days, or until September 22, 2008, to regain compliance.

No assurance can be given that we will regain compliance during the compliance period. If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

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

The purchasers consisted of certain Directors of, and/or existing investors in, the Company, namely Venrock Associates (which is affiliated with Anthony B. Evnin), New Enterprise Associates (which is affiliated with Charles W. Newhall, III), Lloyd I. Miller, III and Robert F. Johnston.

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

The number of shares of common stock that may be issued pursuant to the conversion terms of the outstanding 10% Convertible Debentures amounts to 5,714,286.

Should the Company elect to pay the interest payments in common stock, the interest conversion rate is defined as the greater of (i) the average of the closing price immediately prior to the applicable interest payment date (July 15, 2008), (ii) the closing price on the date of the second closing, if there is such a closing, and (iii) the closing price on the date of the first closing. The closing price on the date of the first closing was $0.34 which would result in a total of 5,882,352 shares of common stock that may be issued pursuant to the payment terms of the Convertible Debenture. Should the price be greater than $0.34 at the payment date, fewer shares would be issued.

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

The Company also entered into a Registration Rights Agreement with the purchasers, pursuant to which the Company will register such the shares issuable upon conversion of the Debentures and issuable, at the Company’s option, in lieu of cash payments.

The Registration Rights Agreement, as amended on April 25, 2008, provides that if a Registration Statement covering such shares is not declared effective on or before December 31, 2008 or if its effectiveness is suspended for more than 15 trading days during any 12 month period, the Company will pay to the holders of the Debentures liquidated damages equal to 1% of their purchase price for the Debentures, and will make additional payments of 1% on each monthly anniversary until the Company’s default is cured, up to a maximum of 25% ($1,000,000) of the aggregate purchase price.

Item 3	Defaults upon Senior Securities	NONE

Item 4	Submission of Matters to Vote of Security Holders	NONE

Item 5	Other Information	NONE

Item 6	Exhibits

Number	Exhibit

4.1

Securities Purchase Agreement dated as of January 3, 2008 by and among Pharmos Corporation and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on January 4, 2008).

4.2

Letter Agreement dated January 3, 2008 regarding Additional Debenture Investment among Pharmos Corporation, New Enterprise Associates 10, Limited Partnership, Lloyd I. Miller, III and Robert F. Johnston (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

4.3	10% Convertible Debenture dated as of January 3, 2008 of Pharmos Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

4.4

Registration Rights Agreement dated as of January 3, 2008 by and among Pharmos Corporation and the Purchasers named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

4.5

Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2008 by and among Pharmos Corporation and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2008).

4.6

Amendment No. 3 to Agreement and Plan of Merger dated as of January 3, 2008 by and among Pharmos Corporation and the Representatives named therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

4.7

Amendment No. 2 dated as of January 3, 2008 to the Rights Agreement, dated as of September 5, 2002, as amended on October 23, 2006 (the “Rights Agreement”), between Pharmos Corporation and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

10.1	Agreement dated January 3, 2008 between Pharmos Corporation and Mony Ben Dor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

10.2	Agreement dated January 3, 2008 between Pharmos Corporation and David Schlachet (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

10.3	Agreement dated January 3, 2008 between Pharmos Corporation and Haim Aviv (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Date: May 8, 2008
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)