Form 10-Q
period 2008-06-30
PHARMOS CORP
filed 2008-08-07
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐      No ☒.

As of August 4, 2008, the Registrant had outstanding 25,764,475 shares of its $.03 par value Common Stock.

Part I. Financial Information

Item 1 Financial Statements

PHARMOS CORPORATION
(Unaudited)
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007

Assets
Cash and cash equivalents	$9,036,652	$7,481,741
Short-term investments	—	3,686,568
Restricted cash	38,666	86,695
Research and development grants receivable	—	3,859
Prepaid expenses and other current assets	517,715	225,185

Total current assets	9,593,033	11,484,048

Fixed assets, net	252,603	424,458
Restricted cash	65,429	65,031
Severance pay funded	171,747	264,934
Other assets	187,117	136,488

Total assets	$10,269,929	$12,374,959

Liabilities and Shareholders’ Equity
Accounts payable	$1,119,128	$768,768
Accrued expenses	714,168	404,937
Accrued wages and other compensation	276,716	805,995

Total current liabilities	2,110,012	1,979,700

Other liabilities	29,744	51,888
Severance pay	201,339	358,706
Convertible debentures	4,000,000	—

Total liabilities	6,341,095	2,390,294

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding Common stock, $.03 par value; 60,000,000 shares authorized, 25,764,475 and 25,603,759 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	772,934	768,112
Paid-in capital in excess of par	206,083,121	205,881,331
Accumulated deficit	(202,926,795)	(196,664,352)
Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	3,928,834	9,984,665

Total liabilities and shareholders’ equity	$10,269,929	$12,374,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PHARMOS CORPORATION
(Unaudited)
Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Expenses
Research and development, gross	$2,147,992	$3,667,030	$4,926,226	$6,573,769
Grants	(18,199)	(194,308)	(18,199)	(530,949)

Research and development, net of grants	2,129,793	3,472,722	4,908,027	6,042,820

General and administrative	454,065	1,337,435	1,250,989	3,798,131
Depreciation and amortization	30,109	67,067	64,661	136,635

Total operating expenses	2,613,967	4,877,224	6,223,677	9,977,586

Loss from operations	(2,613,967)	(4,877,224)	(6,223,677)	(9,977,586)

Other (expense) income
Interest income	64,392	264,720	195,092	594,878
Interest expense	(123,852)	—	(246,714)	—
Other income (expense)	5,869	(24,899)	12,858	(7,790)

Other (expense) income, net	(53,591)	239,821	(38,764)	587,088

Net loss	($2,667,558)	($4,637,403)	($6,262,441)	($9,390,498)

Net loss per share
- basic and diluted	($0.10)	($0.18)	($0.24)	($0.37)

Weighted average shares outstanding
- basic and diluted	25,761,637	25,600,920	25,750,746	25,582,247

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows

	Six months ended June 30,

	2008	2007

Cash flows from operating activities
Net loss	$(6,262,441)	$(9,390,498)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,661	136,635
Provision for severance pay	(157,367)	(117,349)
Change in the value of warrants	—	(11,435)
Stock based compensation	206,610	719,172
Amortization of restricted shares issuance	—	105,845
Gain on disposition of fixed assets	(8,044)	(14,699)
Changes in operating assets and liabilities:
Research and development grants receivable	3,859	282,189
Prepaid expenses and other current assets	(292,530)	(108,703)
Other assets	(50,629)	6,068
Accounts payable	350,360	297,648
Accrued expenses	309,231	(294,701)
Accrued wages and other compensation	(529,279)	(334,427)
Other liabilities	(22,144)	(58,724)

Net cash used in operating activities	(6,387,713)	(8,782,979)

Cash flows from investing activities
Purchases of fixed assets	(445)	(131,775)
Proceeds from disposition of fixed assets	115,683	95,489
Purchase of short-term investments	—	(6,661,286)
Proceeds from sale of short-term investments	3,686,568	14,719,593
Severance pay funding	93,187	138,031
Decrease (increase) in restricted cash	47,631	(2,444)

Net cash provided by investing activities	3,942,624	8,157,608

Cash flows from financing activities
Proceeds from issuance of convertible debentures	4,000,000	—

Net increase in cash and cash equivalents	1,554,911	(625,371)

Cash and cash equivalents at beginning of year	7,481,741	12,757,013

Cash and cash equivalents at end of period	$9,036,652	$12,131,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

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

The Company’s NanoEmulsion (NE) drug delivery system, a proprietary asset derived from our formulation expertise, completed a second Phase I trial in 2006 that confirmed the safety, and tolerability as well as low systemic exposure of a more optimized NE diclofenac cream formulation. On June 27, 2007 the Company announced that patient screening had commenced in its Phase 2a clinical trial of its topical NanoEmulsion (NE)

drug delivery technology formulated with 3% diclofenac diethanolamine salt. The trial will compare the safety and analgesic efficacy of the diclofenac NE cream with placebo in approximately 126 subjects with knee osteoarthritis (OA). OA affects approximately 12% of U.S. adults, a significant portion of who are not treated pharmacologically due to side effects associated with the commonly used oral treatments. A site-specific, topical diclofenac product that could deliver a high drug concentration to the affected joint with minimal systemic exposure could reduce the risk of treatment-limiting side effects while maintaining the analgesic effect. The Company believes that it has sufficient patient data to measure efficacy and, given the typically slow recruitment encountered in the summer, the Company has decided to cease enrollment, complete those patients currently in screening, and evaluate and analyze the results of the 100+ patients who have completed the trial.

Other compounds in Pharmos’ pipeline are in pre-clinical studies and are targeted as potential treatments for inflammatory bowel disease, pain, multiple sclerosis, rheumatoid arthritis and other disorders.

The Pharmos Ltd. subsidiary in Rehovot, Israel was downsized during 2007 with 4 additional employment positions terminated in 2008 and now operates with 6 employees. The core team continues the CB2 selective discovery and research efforts and some of the preclinical work previously conducted in house.

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

The purchasers consisted of certain existing investors in the Company, namely Venrock Associates (which is associated with Anthony B. Evnin), New Enterprise Associates (which is affiliated with Charles W. Newhall, III), Lloyd I. Miller, III and Robert Johnston.

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

The total possible number of shares of common stock that may be issued pursuant to the conversion terms of the outstanding 10% Convertible Debentures amounts to 5,714,286.

The Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the first interest payment date, July 15, 2008, in common stock and received waivers from three of the four holders of the convertible debentures to pay the interest in common stock notwithstanding the absence of a registration statement. The interest conversion rate is defined as the greater of (i) the average of the five closing prices immediately prior to the applicable interest payment date, (ii) the closing price on the date of the second closing (which has not occurred to date), and (iii) the closing price on the date of the first closing (which was $0.34). The average of the five closing prices prior to July 15 was $0.358. The dollar amount of interest incurred from January 3, 2008 (the debenture inception) to July 14, 2008 to be paid in stock amounted to $159,602 which, converted at $0.358 per share, resulted in an aggregate of 445,815 shares to be issued to the debenture holders who agreed to receive interest in the form of common stock. In addition, the Company made a cash interest payment of $53,201 to the fourth debenture holder.

The closing price on the date of the first closing was $0.34 which means that, under the payment terms of the Convertible Debentures, up to an additional 5,294,118 shares of common stock could be issued as interest over the remaining life of the Convertible Debentures. Should the price be greater than $0.34 at the payment date, fewer shares would be issued.

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

The Company also entered into a Registration Rights Agreement (including two subsequent amendments thereto) with the purchasers, pursuant to which the Company will, at the request of holders of a majority of the debentures and underlying shares, register for resale such of the shares issued and/or issuable upon conversion of the Debentures and issued and/or issuable in lieu of cash interest payments as permitted by the SEC.

The Company incurred $217,083 in financing costs which have been capitalized and are being amortized utilizing an effective interest rate of 7%. $23,852 and $48,912 in costs have been amortized in the quarter and six months ended June 30, 2008. These costs have been included in interest expense.

3. Liquidity and Business Risks

The Company was not profitable from 2002 through June 30, 2008. The Company had an accumulated deficit of $202.9 million as of June 30, 2008 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $9 million as of June 30, 2008, will be sufficient to support the Company’s currently planned continuing operations through December 31, 2008. In the second quarter of 2008, our estimated costs increased related to our patient recruitment advertising programs, thereby reducing the anticipated cash available for continuing operations beyond December 31, 2008. All of the above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to raise capital and/or sell non-core assets. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

The Company routinely actively pursues various funding options, including equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. There can be no assurance that the Company will be successful in its efforts to raise additional capital. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

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

Research and development grants receivable

As of June 30, 2008 and December 31, 2007, research and development grant receivables consist of grants for research and development from the office of the Chief Scientist in Israel (OCS) relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses. At June 30, 2008 the Company had $52,761 in overpaid and advanced grant payments received that were classified as accrued liabilities.

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

The table below does not show any short term investments at June 30, 2008 as all the Company’s investments were in cash and cash equivalents.

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

Equity based compensation

During the six months ended June 30, 2008 and 2007, the Company recognized equity based compensation expense of $206,589 and $719,172, respectively, for stock and stock options which was recognized in the Statement of Operations. As of June 30, 2008, the total compensation costs related to non-vested awards not yet recognized is $391,298 which will be recognized over the next 3.75 years.

During the six months ended June 30, 2008 and 2007, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

June 30, 2008	744,000	$0.35	$0.24
June 30, 2007	870,000	$1.70	$1.23

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

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” “EITF 07-03”. Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-03 on January 1, 2008. At June 30, 2008 there were $277,529 in capitalized prepayments.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact of adopting SFAS 161 on our financial statements.

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

6. Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending June 30, 2008 and 2007, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	June 30, 2008	June 30, 2007

Stock options	2,839,554	2,537,211
Warrants	—	297,739

Total potential dilutive securities not included in loss per share	2,839,554	2,834,950

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

7. Collaborative Agreements

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the former Chairman and Chief Executive Officer of Pharmos. In the three and six months ending June 30, 2008 and 2007, the Company recorded in other income royalties of $605 and $3,061 compared with $1,155 and $2,052 for the same periods in 2007, respectively, per the licensing agreement with Herbamed.

8. Common Stock Transactions

In the six months ended June 30, 2008 there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans.

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

Geographic information for the three and six months ending June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Net (loss) income
United States	$(2,699,053)	$(4,311,033)	$(6,257,162)	$(9,041,901)
Israel	31,495	(326,370)	(5,279)	(348,597)

	$(2,667,558)	$(4,637,403)	$(6,262,441)	$(9,390,498)

Capital Expenditures
United States	$—	$2,914	$—	$9,100
Israel	—	38,826	445	122,675

	$—	$41,740	$445	$131,775

Geographic information as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007

Total Assets
United States	$9,077,787	$10,827,747
Israel	1,192,142	1,547,212

	$10,269,929	$12,374,959

Long Lived Assets, net
United States	$12,916	$18,280
Israel	239,687	406,178

	$252,603	$424,458

10. Subsequent Event

Interest on Convertible Debentures - The Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the first interest payment date, July 15, 2008, in common stock and received waivers from three of the four holders of the convertible debentures to pay the interest in common stock notwithstanding the absence of a registration statement. The interest conversion rate is defined as the greater of (i) the average of the five closing prices immediately prior to the applicable interest payment date, (ii) the closing price on the date of the second closing (which has not occurred to date), and (iii) the closing price on the date of the first closing (which was $0.34). The average of the five closing prices prior to July 15 was $0.358. The dollar amount of interest incurred from January 3, 2008 (the debenture inception) to July 14, 2008 to be paid in stock amounted to $159,602 which, converted at $0.358 per share, resulted in an aggregate of 445,815 shares to be issued to the debenture holders who agreed to receive interest in the form of common stock. In addition, the Company made a cash interest payment of $53,201 to the fourth debenture holder.

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

The Company is currently seeking a partner who will take the lead in both operating and funding the ongoing research programs in Israel, namely the CB2 receptor selective library of compounds, including preclinical development of PRS-639,058 for neuropathic pain. Also available for licensing or partnership is Pharmos’ proprietary 3% diclofenac diethanolamine salt NanoEmulsion cream currently in Phase 2a clinical trial as topical treatment for osteoarthritis pain. The study was conducted at several Israeli hospitals. The Company believes that it has sufficient patient data to measure efficacy and, given the typically slow recruitment encountered in the summer, the Company has decided to cease enrollment, complete those patients currently in screening, and evaluate and analyze the results of the 100+ patients who have completed the trial. To facilitate these efforts, the Company engaged a boutique life science investment bank.

The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus. Assets involved are Tianeptine to treat IBS or functional dyspepsia and VPI-013 to treat hypoactive sexual desire disorder and potentially neuropathic pain.

Pharmos’ lead product, Dextofisopam, has completed a double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo, suggesting that Dextofisopam has the potential to become a novel firstline treatment for IBS. The design of a larger, Phase 2b, dose-ranging study was discussed at a 2005 meeting with FDA, and Pharmos initiated a Phase 2b trial in February 2007 and in June 2007 the Company announced patient screening had commenced. Dextofisopam is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Unlike the two 5-HT3 or 5-HT4 IBS therapies currently available have significant safety concerns, Dextofisopam’s novel non-serotonergic activity offers a unique and innovative approach to IBS treatment. Patient enrollment in the Dextofisopam trial continues and is expected to be completed in the first half of 2009.

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

The Company’s core proprietary discovery platform focuses on synthetic cannabinoid compounds. Cannabinor, the initial CB2-selective receptor agonist candidate, has completed two Phase 2a clinical trials for pain relief with an intravenous (IV) formulation. In January 2007, Pharmos reported that in the first of these studies intravenous (i.v.) Cannabinor was generally safe and well tolerated, but failed to meet the primary endpoint of reversing capsaicin-induced pain. However, analysis of additional endpoints of heat-induced and pressure-induced pain looking at the non capsaicin sensitized skin indicated that i.v. Cannabinor did in fact exhibit a statistically significant systemic analgesic effect compared to placebo. In April 2007, Pharmos reported that the lowest dose of Cannabinor (12mg) produced a statistically significant decrease in pain versus placebo as in subjects undergoing third molar dental extraction model, but that this effect was not seen in the higher dose groups (24mg and 48 mg). This is an unexpected pattern of results and as such the Company has determined that it will not continue with the development of Cannabinor at this time, but will focus resources on other CB2 compounds that have better potential. Cannabinor will be available for outlicensing.

The Company has four libraries of CB2 molecules, and is now conducting preclinical development of PRS-639,058 for neuropathic pain. The molecule is a CB2 agonist and is a follow on to Cannabinor. Two large pharmaceutical companies are conducting their own experiments with Cannabinor and/or other CB2 compounds under material transfer agreements for indications other than neuropathic pain.

Pharmos is conducting a clinical program to develop its proprietary NanoEmulsion (NE) drug delivery technology. Two Phase I studies in healthy volunteers have been completed and confirmed the safety and tolerability as well as the low systemic exposure of a diclofenac NE topical cream. The Company’s NanoEmulsion (NE) drug delivery system, a proprietary asset derived from our formulation expertise, completed a second Phase I trial in 2006 that confirmed the safety, and tolerability as well as low systemic exposure of a more optimized 3% diclofenac diethanolamine salt NE cream formulation. On June 27, 2007 the Company announced that patient screening had commenced in its Phase 2a clinical trial of its topical NanoEmulsion (NE) drug delivery technology formulated with 3% diclofenac diethanolamine salt. The trial will compare the safety and analgesic efficacy of the diclofenac NE cream with placebo in approximately 126 subjects with knee osteoarthritis (OA). OA affects approximately 12% of U.S. adults, a significant portion of who are not treated pharmacologically due to side effects associated with the commonly used oral treatments. A site-specific, topical diclofenac product that could deliver a high drug concentration to the affected joint with minimal systemic exposure could reduce the risk of treatment-limiting side effects while maintaining the analgesic effect.

The results for the three and six months ended June 30, 2008 and 2007 were a net loss of $2.7 million and $4.6 million and a net loss of $6.3 million and $9.4 million, respectively. On a loss per share basis, this equates to $(0.10) and $(0.18) for the quarter and $(0.24) and $(0.37) for the first half, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of June 30, 2008, the Company’s accumulated deficit was $202.9 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products (See note 3).

Results of Operations
Three Months ended June 30, 2008 and 2007

Total operating expenses for the second quarter of 2008 decreased by $2,263,257 or 46%, from $4,877,224 in 2007 to $2,613,967 in 2008.

Research & development gross expenses decreased by $1,519,038 or 41% from $3,667,030 in 2007 to $2,147,992 in 2008, related to the Company’s primary focus of cash resources on the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs. The Company recorded research and development grants from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $18,199 and $194,308 during the second quarter of 2008 and 2007, respectively, which reduced research and development expenses. The decline in research and development grants directly related to the decrease in the underlying eligible activity for the grants as the Company focused more research funds on the US based Phase 2b clinical trial for Dextofisopam. Total research and development expenses, net of grants, decreased by $1,342,929 or 39%, from $3,472,722 in 2007 to $2,129,793 in 2008.

During the second quarter, the Company advanced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients. The Phase IIb trial is expected to enroll approximately 480 patients in about 70 sites over an 18 month period. Costs of $1,470,000 were incurred during the quarter in connection with the trial, comprising CRO-related activities and patient recruitment costs. During the second quarter, the Company engaged a second CRO to identify and manage additional sites. As the Company is currently behind its planned enrollment schedule, additional expenses were incurred in conducting a centralized advertising campaign to enhance patient enrollment. Dextofisopam was one of the compounds the Company obtained through the acquisition of Vela Pharmaceuticals Inc which closed in October 2006. The continued development of this compound through late-stage clinical testing will significantly increase the research and development expenses going forward. Patient enrollment in the Dextofisopam trial continues and is expected to be completed in the first half of 2009.

A Phase 2a clinical trial with the Company’s NanoEmulsion delivery technology for topical application of analgesic and anti-inflammatory agents commenced in June 2007 targeting 126 patients. The Company believes that it has sufficient patient data to measure efficacy and, given the typically slow recruitment encountered in the summer, the Company has decided to cease enrollment, complete those patients currently in screening, and evaluate and analyze the results of the 100+ patients who have completed the trial.

General and administrative expenses for the second quarter of 2008 decreased by $883,370, or 66%, from $1,337,435 in 2007 to $454,065. The decline reflects decreases in virtually every general and administrative expense category. The primary reductions include a $450,142 reduction in payroll and a $160,108 reduction in consultant and professional fees. The decrease in payroll costs reflect the impact of the third and fourth quarter 2007 restructuring plans which have reduced the Company’s head count from 51 employees in March 2007 to 11 employees at the end of June 2008. The decrease in consulting and professional fees in 2008 result from a decline in legal costs from lower patent costs, a decline in investor relation costs, and a one time IRS section 382 tax analysis cost incurred in 2007.

Depreciation and amortization expenses decreased by $36,958, or 55%, from $67,067 in 2007 to $30,109 in 2008. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2007 restructuring plans.

Other income (expense) net, decreased by $293,412 from $239,821 in other income in 2007 to $53,591 in other expense in 2008. The majority of the decrease is from decreased interest income of $200,328 from a decline in cash, cash equivalents and short term investments. In the second quarter of 2008 the Company recorded

$123,852 in interest expense related to the issuance of $4,000,000 in convertible debentures issued on January 3, 2008.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2007 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Six Months ended June 30, 2008 and 2007

Total operating expenses for the first half 2008 ended June 30, 2008 decreased by $3,753,909 or 38% from $9,977,586 in 2007 to $6,223,677 in 2008.

Research & development gross expenses decreased by $1,647,543 or 25% from $6,573,769 in 2007 to $4,926,226 in 2008, related to the Company’s primary focus of cash resources on the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $18,199 and $530,949 during the first half of 2008 and 2007, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, decreased by $1,134,793 or 19% from $6,042,820 in 2007 to $4,908,027 in 2008.

During the first half of 2008, the Company advanced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients, which is expected to enroll approximately 480 patients in about 70 sites over an 18 month period. Costs of $3,496,000 were incurred during the first half in connection with the trial. During the second quarter, the Company engaged a second CRO to identify and manage additional sites. As the Company is currently behind its planned enrollment schedule, additional expenses were incurred in conducting a centralized advertising campaign to enhance patient enrollment. Dextofisopam was one of the compounds the Company obtained through the acquisition of Vela Pharmaceuticals Inc which closed in October 2006. The continued development of this compound through late-stage clinical testing will significantly increase the research and development expenses going forward. Patient enrollment in the Dextofisopam trial continues and is expected to be completed in the first half of 2009.

A Phase 2a clinical trial with the Company’s NanoEmulsion delivery technology for topical application of analgesic and anti-inflammatory agents commenced in June 2007 targeting 126 patients. The Company believes that it has sufficient patient data to measure efficacy and, given the typically slow recruitment encountered in the summer, the Company has decided to cease enrollment, complete those patients currently in screening, and evaluate and analyze the results of the 100+ patients who have completed the trial.

General and administrative expenses for the first half 2008 decreased by $2,547,142, or 67% from $3,798,131 in 2007 to $1,250,989 in 2008. The decline reflects decreases in virtually every general and administrative expense category. The primary reductions include a $1,242,872 reduction in payroll and a $834,393 reduction in consultant and professional fees. The decrease in payroll costs reflect the impact of the third and fourth quarter 2007 restructuring plans which have reduced the Company’s head count from 51 employees in March 2007 to 11 employees at the end of June 2008 and severance payments that were incurred in 2007. The decrease in consulting and professional fees in 2008 result from non recurring 2007 costs related to contractual payment obligations associated with the retirement of the Company’s chief executive officer, higher legal and accounting fees in 2007, a one time IRS section 382 tax analysis cost incurred in 2007 and a non recurring recruitment fee of $42,000 in 2007.

Depreciation and amortization expenses decreased by $71,974, or 53%, from $136,635 in 2007 to $64,661 in 2008. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2007 restructuring plans.

Other income (expense), net, decreased by $625,852 from income of $587,088 in 2007 to other expense of $38,764 in 2008. The majority of the decrease is from decreased interest income of $399,786 from a decline in cash, cash equivalents and short term investments. In addition, in 2008 the Company recorded $246,714 in interest expense and charges related to the issuance of $4,000,000 in convertible debentures issued on January 3, 2008.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $202.9 million at June 30, 2008. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

In January 2008, the Company completed an initial closing of a private placement of its 10% Convertible Debentures due November 2012 and obtained gross proceeds of $4.0 million.

The following table describes the Company’s liquidity and financial position on June 30, 2008, and on December 31, 2007:

	June 30, 2008	December 31, 2007

Working capital	$7,483,021	$9,504,348

Cash and cash equivalents	$9,036,652	$7,481,741

Short term investments	$—	$3,686,568

Total cash, cash equivalents and short term investments	$9,036,652	$11,168,309

Current working capital position

As of June 30, 2008, the Company had working capital of $7.5 million consisting of current assets of $9.6 million and current liabilities of $2.1 million. This represents a decrease of $2.0 million from its working capital of $9.5 million on current assets of $11.5 million and current liabilities of $2.0 million as of December 31, 2007. This decrease in working capital of $2.0 million was principally associated with the funding of research and development and general and administrative activities offset by the proceeds from the convertible debenture proceeds.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $9.0 million as of June 30, 2008, will be sufficient to support the Company’s currently planned continuing operations through December 31, 2008. The Company routinely pursues various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. There can be no assurance that the Company will be successful in its efforts to raise additional capital. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

In the second quarter of 2008, our estimated costs increased related to our patient recruitment advertising programs; thereby reducing the anticipated cash available for continuing operations beyond December 31, 2008. All of the above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to raise capital and/or sell non-core assets. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

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

Cash

At June 30, 2008, cash and cash equivalents totaled $9.0 million. At December 31, 2007 cash and cash equivalents totaled $7.5 million. This net increase in cash of $1.5 million was due primarily to the net conversion of $3.7 million of short term investments into cash, $4.0 million in proceeds from the issuance of convertible debentures and $6.2 million spent for normal operating requirements. The cash, cash equivalents will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first six months of 2008 was $6.4 million compared to net cash used of $8.8 million for the first six months of 2007. The decrease reflects the decline in operating expenses. In addition, a greater portion of the cash was utilized for R&D spending rather than on G&A spending in 2008 as compared to 2007 which reflects the focus of expenditures on the Dextofisopam clinical trial and the cost reduction benefits from the 2007 restructuring programs.

Investing activities

During the first six months of 2008, the Company had net investment proceeds from the sale of short term investments of $3.7 million, proceeds from the disposition of assets of $116,000, a severance pay funding benefit of $93,000 and a decrease in restricted cash of $48,000.

Financing activities

The Company realized $4 million in proceeds from the issuance of convertible debentures. See note 2 regarding the issuance of the convertible debentures.

Commitment and Contingencies

As of June 30, 2008, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Undetermined
Operating leases	$380,658	$264,190	$116,468	$0	$—
Convertible debenture	4,000,000			4,000,000
Other long-term liabilities reflected on our balance sheet*	201,339	—	—	—	201,339
Total	$4,581,997	$264,190	$116,468	$4,000,000	$201,339

*

Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $171,747.

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

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-3 on January 1, 2008. At June 30, 2008 there were $277,529 in capitalized prepayments.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact of adopting SFAS 161 on our financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos’ principal executive officer and principal financial officer and several other members of Pharmos’ senior management at June 30, 2008. Based on this evaluation, Pharmos’ principal executive officer and principal financial officer concluded that as of June 30, 2008, Pharmos’ disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing. Management believes that the current cash, cash equivalents and short term investments, totaling $9.0 million as of June 30, 2008, will be sufficient to support our currently planned continuing operations through December 31, 2008. In the second quarter of 2008, our estimated costs increased related to our patient recruitment advertising programs, thereby reducing the anticipated cash available for continuing operations beyond December 31, 2008. All of the above factors raise substantial doubt about our ability to continue as a going concern. The Company is actively seeking to raise capital and/or sell non-core assets. There can be no assurance that we will be successful in our efforts to raise additional capital. Should we be unable to raise adequate financing or generate revenue in the future, our operations will need to be scaled back or discontinued.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Payment of Interest on Convertible Debentures in Shares of Common Stock

The Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the first interest payment date, July 15, 2008, in common stock and received waivers from three of the four holders of the convertible debentures to pay the interest in common stock notwithstanding the absence of a registration statement. The interest conversion rate is defined as the greater of (i) the average of the five closing prices immediately prior to the applicable interest payment date, (ii) the closing price on the date of the second closing (which has not occurred to date), and (iii) the closing price on the date of the first closing (which was $0.34). The average of the five closing prices prior to July 15 was $0.358. The dollar amount of interest incurred from January 3, 2008 (the debenture inception) to July 14, 2008 to be paid in stock amounted to $159,602 which, converted at $0.358 per share, resulted in an aggregate of 445,815 shares to be issued to the debenture holders who agreed to receive interest in the form of common stock.

Item 3 Defaults upon Senior Securities	NONE

Item 4 Submission of Matters to Vote of Security Holders	NONE

Item 5 Other Information

1.

On August 5, 2008, Lloyd I. Miller, III, resigned from the Pharmos Board of Directors as part of his decision to devote less of his time and resources to equity investments in biopharmaceutical companies.

2.

On August 5, 2008, the Company received written waivers from certain holders of its 10% Convertible Debentures Due November 1, 2012 — New Enterprise Associates 10, Limited Partnership (affiliated with Charles W. Newhall, III, a Director of Pharmos), Robert F. Johnston (Executive Chairman of Pharmos) and Venrock Associates, Venrock Associates III, L.P., and Venrock Entrepreneurs Fund III, L.P. (all of which are affiliated with Anthony B. Evnin, a Director of Pharmos) — that permitted the payment of interest to such holders, with respect to the interest due on the July 15, 2008 interest payment date, in the form of shares of common stock notwithstanding the absence of a registration statement. The interest conversion rate is defined as the greater of (i) the average of the five closing prices immediately prior to the applicable interest payment date, (ii) the closing price on the date of the second closing (which has not occurred to date), and (iii) the closing price on the date of the first closing (which was $0.34). The average of the five closing prices prior to July 15 was $0.358. The dollar amount of interest incurred from January 3, 2008 (the debenture inception) to July 14, 2008 to be paid in stock amounted to $159,602 which, converted at $0.358 per share, resulted in an aggregate of 445,815 shares to be issued to the debenture holders who agreed to receive interest in the form of common stock.

3.

On August 5, 2008, the Company entered into Amendment No. 2 to the Registration Rights Agreement entered into on January 3, 2008 by and among Pharmos Corporation, New Enterprise Associates 10, Limited Partnership (affiliated with Charles W. Newhall, III, a Director of Pharmos), Lloyd I. Miller, III (a former Director of Pharmos), Robert F. Johnston (Executive Chairman of Pharmos) and Venrock Associates, Venrock Associates III, L.P., and Venrock Entrepreneurs Fund III, L.P. (all of which are affiliated with Anthony B. Evnin, a Director of Pharmos) (collectively, the “Purchasers”) in connection with the sale of Pharmos’s 10% Convertible Debentures due November 2012. The amendment provides that (1) the Purchasers agree to suspend indefinitely their registration rights until those Purchasers (or their transferees) then holding more than 50% of the securities not yet sold under the registration statement or under Rule 144 consent to the reinstatement of such registration rights; and (2) any registration statement need cover the resale of only those registrable securities as are permitted by the SEC, and failure by the Company to register any registrable securities solely as a result of the SEC limitations will not subject the Company to liability for the payment of damages with respect to such registrable securities not successfully registered for such reason.

Item 6 Exhibits

Number	Exhibit

4.1

Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2008 by and among Pharmos Corporation and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2008).

4.2	Amendment No. 2 to Registration Rights Agreement by and among Pharmos Corporation and the Purchasers named therein.

4.3	Form of waiver under Pharmos Corporation 10% Convertible Debentures Due November 1, 2012.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Date: August 7, 2008
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)