Form 10-Q
period 2008-09-30
PHARMOS CORP
filed 2008-11-06
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11550

Pharmos Corporation

(Exact name of registrant as specified in its charter)

Nevada	36-3207413

(State or other jurisdiction of incorporation or	(IRS Employer Id. No.)
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

As of November 4, 2008, the Registrant had outstanding 26,210,290 shares of its $.03 par value Common Stock.

Part I. Financial Information

Item 1 Financial Statements

PHARMOS CORPORATION
(Unaudited)
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007

Assets
Cash and cash equivalents	$6,135,987	$7,481,741
Short-term investments	—	3,686,568
Restricted cash	38,823	86,695
Research and development grants receivable	—	3,859
Prepaid expenses and other current assets	556,900	225,185

Total current assets	6,731,710	11,484,048

Fixed assets, net	10,233	424,458
Assets held for sale	217,517	—
Restricted cash	65,600	65,031
Severance pay funded	162,264	264,934
Other assets	164,537	136,488

Total assets	$7,351,861	$12,374,959

Liabilities and Shareholders’ Equity
Accounts payable	$854,712	$768,768
Accrued expenses	724,654	404,937
Accrued wages and other compensation	243,405	805,995

Total current liabilities	1,822,771	1,979,700

Other liabilities	18,672	51,888
Severance pay	194,720	358,706
Convertible debentures	4,000,000	—

Total liabilities	6,036,163	2,390,294

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding
Common stock, $.03 par value; 60,000,000 shares authorized, 26,210,290 and 25,603,759 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	786,307	768,112
Paid-in capital in excess of par	206,300,963	205,881,331
Accumulated deficit	(205,771,146)	(196,664,352)
Treasury stock, at cost, 2,838 shares	(426)	(426)

Total shareholders’ equity	1,315,698	9,984,665

Total liabilities and shareholders’ equity	$7,351,861	$12,374,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PHARMOS CORPORATION
(Unaudited)
Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Expenses
Research and development, gross	$2,298,882	$2,711,774	$7,206,909	$9,285,543
Grants	—	(238,123)	—	(769,072)

Research and development, net of grants	2,298,882	2,473,651	7,206,909	8,516,471

General and administrative	436,758	1,200,594	1,687,747	4,998,725
Depreciation and amortization	24,853	57,946	89,514	194,581

Total operating expenses	2,760,493	3,732,191	8,984,170	13,709,777

Loss from operations	(2,760,493)	(3,732,191)	(8,984,170)	(13,709,777)

Other (expense) income
Interest income	43,061	198,703	238,152	782,146
Change in value of warrants	—	—	—	11,435
Interest expense	(122,580)	—	(369,294)	—
Other income (expense)	(4,340)	(5,067)	8,519	(12,857)

Other (expense) income, net	(83,859)	193,636	(122,623)	780,724

Net loss	($2,844,352)	($3,538,555)	($9,106,793)	($12,929,053)

Net loss per share - basic and diluted	($0.11)	($0.14)	($0.35)	($0.51)

Weighted average shares outstanding - basic and diluted	26,023,311	25,600,920	25,842,264	25,588,540

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows

	Nine months ended September 30,

	2008	2007

Cash flows from operating activities
Net loss	$(9,106,793)	$(12,929,053)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,514	194,581
Provision for severance pay	(163,986)	(765,614)
Change in the value of warrants	—	(11,435)
Stock based compensation	278,224	969,644
Debenture interest paid in common stock	159,602	—
Amortization of restricted shares issuance	—	105,845
Gain on disposition of fixed assets	(8,044)	(15,528)
Changes in operating assets and liabilities:
Research and development grants receivable	3,859	297,865
Prepaid expenses and other current assets	(331,715)	(56,341)
Other assets	(28,049)	6,068
Accounts payable	85,944	(51,905)
Accrued expenses	319,717	(187,137)
Accrued wages and other compensation	(562,590)	(52,891)
Other liabilities	(33,216)	(60,616)

Net cash used in operating activities	(9,297,533)	(12,556,517)

Cash flows from investing activities
Purchases of fixed assets	—	(167,494)
Proceeds from disposition of fixed assets	115,238	100,381
Purchase of short-term investments	—	(6,911,286)
Proceeds from sale of short-term investments	3,686,568	14,719,593
Severance pay funding	102,670	560,711
Decrease (increase) in restricted cash	47,303	(3,690)

Net cash provided by investing activities	3,951,779	8,298,215

Cash flows from financing activities
Proceeds from issuance of convertible debentures	4,000,000	—

Net decrease in cash and cash equivalents	(1,345,754)	(4,258,302)

Cash and cash equivalents at beginning of year	7,481,741	12,757,013

Cash and cash equivalents at end of period	$6,135,987	$8,498,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

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

The Company’s primary focus is on the development of Dextofisopam and to that end cash resources are being conserved and targeted for that program. On August 29, 2008 the Company announced that effective October 31, 2008 it would cease operations in Rehovot, Israel, and manage those activities out of the Company’s US headquarters in Iselin, New Jersey. The Company’s subsidiary in Israel, Pharmos Ltd. will be voluntarily liquidated. $217,517 in fixed assets have been reclassified to “Assets Held for Sale” for Pharmos Ltd. fixed assets that have options for purchase in excess of the assets carrying value.

For the research programs other than Dextofisopam, the Company’s strategy is to seek a partner who will take the lead in both operating and funding such other programs. The Company does not plan to invest any further funds into the programs that have been developed in Israel. These programs are available for sale / licensing or some other arrangement with potential partners.

Set out below is a description of the development status to date on the programs developed in our Israel based operations. The Rehovot offices and facilities were closed on October 31, 2008. Consulting arrangements are in place with the former Rehovot senior management to support ongoing business development and existing collaborations.

The Company’s core proprietary discovery platform focused on synthetic cannabinoid compounds. Cannabinor, the initial CB2-selective receptor agonist candidate, has completed two Phase 2a clinical trials for pain relief with an intravenous (IV) formulation. In January 2007, Pharmos reported that in the first of these studies intravenous (i.v.) Cannabinor was generally safe and well tolerated, but failed to meet the primary endpoint of reversing capsaicin-induced pain. The Company subsequently noted that analysis of additional endpoints of heat-induced and pressure-induced pain indicated that i.v. Cannabinor does in fact exhibit a statistically significant systemic analgesic effect compared to placebo. In April 2007, Pharmos reported that the lowest dose of Cannabinor (12mg) produced a statistical significant decrease in pain versus placebo as in subjects undergoing third molar dental extraction model, but that this effect was not seen in the higher dose groups (24mg and 48 mg). This was an unexpected pattern of results and as such the Company determined that it would not continue with the development of Cannabinor. Cannabinor is available for outlicensing.

The Company has four libraries of CB2 molecules, and has conducted preclinical development of PRS-639,058 for neuropathic pain. The molecule is a CB2 agonist and is a follow on to Cannabinor. A large pharmaceutical company is conducting its own experiments with Cannabinor under a material transfer agreement for indications other than neuropathic pain.

Pharmos’ cannabinoid research has been geared toward development of selective and specific CB2 receptor agonists. Because they have little affinity for the CNS-located CB1 receptor, CB2-selective and specific agonists lack the unwanted psychotropic side effects of many natural cannabinoids. By activating CB2 receptors, CB2 agonists inhibit autoimmune and inflammatory processes, and are likely to be useful for treating pain, autoimmune, inflammatory and degenerative disorders.

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

The Company has corporate offices in Iselin, New Jersey.

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

The Debentures mature the earlier of November 1, 2012 or the sale of the Company. The Debentures, together with all accrued and unpaid interest thereon, may be repaid, without premium or penalty, commencing on November 1, 2011. Starting on November 1, 2009 (or earlier sale of the Company), any outstanding Debenture may be converted into common shares at the option of the holder. The conversion price is fixed equal to $0.70 per share. The Debentures bear interest at the rate of 10% per annum, payable semi-annually either in cash or common stock of the Company at the option of the Company, provided that an effective registration statement is in effect.

The total possible number of shares of common stock that may be issued pursuant to the conversion terms of the outstanding 10% Convertible Debentures amounts to 5,714,286.

The Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the first interest payment date, July 15, 2008, in common stock and received waivers from three of the four holders of the convertible debentures to pay the interest in common stock notwithstanding the absence of a registration statement. The interest conversion rate is defined as the greater of (i) the average of the five closing prices immediately prior to the applicable interest payment date, (ii) the closing price on the date of the second closing (which has not occurred to date), and (iii) the closing price on the date of the first closing (which was $0.34). The average of the five closing prices prior to July 15 was $0.358. The dollar amount of interest incurred from January 3, 2008 (the debenture inception) to July 14, 2008 to be paid in stock amounted to $159,602 which, converted at $0.358 per share, resulted in an aggregate of 445,815 shares issued to the debenture holders who agreed to receive interest in the form of common stock. In addition, the Company made a cash interest payment of $53,201 to the fourth debenture holder.

The closing price on the date of the first closing was $0.34 which means that, under the payment terms of the Convertible Debentures, up to an additional 5,294,118 shares of common stock could be issued as interest over the remaining life of the Convertible Debentures. Should the price be greater than $0.34 at the payment date, fewer shares would be issued.

Under the terms of the offering, the Company may raise gross proceeds up to an aggregate of $8,000,000 from the sale of Debentures in the placement (including the Debentures issued at the initial closing). A second closing was targeted for no later than 45 days from the date of the initial closing but did not occur due largely to difficult market conditions.

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

The Company incurred $217,083 in financing costs which have been capitalized and are being amortized utilizing an effective interest rate of 7%. $22,580 and $71,492 in costs have been amortized in the quarter and nine months ended September 30, 2008. These costs have been included in interest expense.

The Company has been negotiating with fundamental investors to raise the additional capital needed to support operations and enable the completion of the Dextofisopam Phase 2b clinical trial.

3.	Liquidity and Business Risks

The Company was not profitable from 2002 through September 30, 2008. The Company had an accumulated deficit of $205.8 million as of September 30, 2008 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $6.1 million as of September 30, 2008, will be sufficient to support the Company’s currently planned continuing operations through at least December 31, 2008. In the second quarter of 2008, our estimated costs increased related to our patient recruitment advertising programs, thereby reducing the anticipated cash available for continuing operations beyond December 31, 2008. All of the above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking to raise capital and/or sell non-core assets. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

The Company is actively pursuing various funding options, including equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. There can be no assurance that the Company will be successful in its efforts to raise additional capital. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

On September 26, 2007, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with Nasdaq listing rules. We had until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. On March 25, 2008, Pharmos received notice from Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(D), Pharmos was provided an additional period of 180 calendar days, or until September 22, 2008, to regain compliance.

The Company was notified by Nasdaq on September 23, 2008 that it had failed to regain compliance with Marketplace Rule 4310. The Company requested a hearing on the matter. Subsequent to the hearing request, the Company received notice from Nasdaq that the minimum bid price and market value of publicly held shares requirements were suspended through January 16, 2009. Consequently no action will be taken by Nasdaq until January 16, 2009. If the Company is still deficient in bid price at the close of business on January 16, 2009, a hearing will be rescheduled. Current Nasdaq rules require the Company to maintain Shareholder’s Equity of $2.5M and our current Shareholder’s Equity is $1.3M.

Nasdaq rules regarding the composition of an audit committee require three independent directors. With the resignation of Lloyd Miller on August 5, 2008, the committee is currently composed of two members with Mr. Evnin being designated a financial expert. The Company plans to increase the size of the board and board committees at the next annual meeting or shortly thereafter.

No assurance can be given that we will regain compliance by January 16, 2009. If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

4.	Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd and Vela Acquisition Corp. All significant intercompany balances and transactions are eliminated in consolidation. Vela Acquisition Corp. is dormant and was used as the vehicle to acquire Vela Pharmaceuticals Inc. in October 2006. Operations in Israel ceased effective October 31, 2008 and the Company is voluntarily liquidating Pharmos Ltd.

Cash and Cash Equivalents

Cash and Cash Equivalents as of September 30, 2008 consist primarily of a money market fund invested in short term government obligations.

Research and development grants receivable

As of December 31, 2007, research and development grant receivables consist of grants for research and development from the office of the Chief Scientist in Israel (OCS) relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses. At September 30, 2008 the Company had $69,066 in overpaid and advanced grant payments received that were classified as accrued liabilities.

The OCS grants approved in 2007 included a clinical trial with oral Cannabinor. The Company subsequently decided not to perform this trial and rather focused on another CB2 molecule, PRS-639,058. The grants previously accrued relating to the program not carried out have now been reversed and classified as liabilities.

Investments

The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company had both the positive intent and ability to hold them to maturity. The Company invests in a variety of instruments such as commercial paper, US Government securities and corporate securities with an effective maturity of less than one year. Some of the Company’s investments were in auction-rate securities (ARS) that were held as investments available for sale. Auction rate securities are instruments with long-term underlying maturities, but for which an auction is conducted periodically, as specified, to reset the interest rate and allow investors to buy or sell the instruments. Because auctions generally occur more often than annually, and because the Company holds these instruments in order to meet short-term liquidity needs, the auction rate securities are classified as short-term investments in the Consolidated Balance Sheet. The Company has liquidated all its ARS securities at par. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method. The Consolidated Statement of Cash Flows reflects the gross amount of the purchases of short term investments and the proceeds from maturities of short term securities and sales of auction rate securities.

The table below does not show any short term investments at September 30, 2008 as all the Company’s investments were in cash and cash equivalents.

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

Equity based compensation

During the nine months ended September 30, 2008 and 2007, the Company recognized equity based compensation expense of $278,224 and $969,644, respectively, for stock and stock options which was recognized in the Statement of Operations. As of September 30, 2008, the total compensation costs related to non-vested awards not yet recognized is $348,525 which will be recognized over the next 3.5 years.

During the nine months ended September 30, 2008 and 2007, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

September 30, 2008	854,000	$0.36	$0.24
September 30, 2007	870,000	$1.70	$1.23

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

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” “EITF 07-03”. Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-03 on January 1, 2008. At September 30, 2008 there was $258,519 in capitalized prepayments.

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

The remaining milestones, none of which have been achieved to date, are as follows:

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

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending September 30, 2008 and 2007, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	September 30,
	2008	2007

Stock options	2,905,965	2,534,980
Warrants	—	297,739

Total potential dilutive securities not included in loss per share	2,905,965	2,832,719

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

Pharmos’ subsidiary, Pharmos Ltd., licensed its patents related to the oral delivery of lipophilic substances in the limited field of use of nutraceuticals to Herbamed, Ltd., a company in Israel controlled by the former Chairman and Chief Executive Officer of Pharmos. In the three and nine months ending September 30, 2008 and 2007, the Company recorded in other income royalties of $361 and $3,422 compared with $1,804 and $3,856 for the same periods in 2007, respectively, per the licensing agreement with Herbamed.

8.	Common Stock Transactions

In the nine months ended September 30, 2008 there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company’s Stock Option Plans.

In the third quarter of 2008, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the first interest payment date, July 15, 2008, in common stock and received waivers from three of the four holders of the convertible debentures to pay the interest in common stock notwithstanding the absence of a registration statement. The dollar amount of interest incurred from January 3, 2008 (the debenture inception) to July 14, 2008 to be paid in stock amounted to $159,602 which, converted at $0.358 per share, resulted in an aggregate of 445,815 shares issued to the debenture holders who agreed to receive interest in the form of common stock. In addition, the Company made a cash interest payment of $53,201 to the fourth debenture holder.

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

Geographic information for the three and nine months ending September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Net (loss) income
United States	$(2,836,178)	$(3,776,788)	$(9,093,340)	$(12,818,689)
Israel	(8,174)	238,233	(13,453)	(110,364)

	$(2,844,352)	$(3,538,555)	$(9,106,793)	$(12,929,053)

Capital Expenditures
United States	$—	$—	$—	$9,100
Israel	—	34,365	—	158,394

	$—	$34,365	$—	$167,494

Geographic information as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

Total Assets
United States	$6,567,361	$10,827,747
Israel	784,500	1,547,212

	$7,351,861	$12,374,959

Long Lived Assets, net
United States	$10,233	$18,280
Israel	217,517	406,178

	$227,750	$424,458

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

The Company’s primary focus is on the development of Dextofisopam and to that end cash resources are being conserved and targeted for that program. On August 29, 2008 the Company announced that effective October 31, 2008 it would cease operations in Rehovot, Israel, and manage those activities out of the Company’s US headquarters in Iselin, New Jersey. The Company’s subsidiary in Israel, Pharmos Ltd. will be voluntarily liquidated.

For the research programs other than Dextofisopam, the Company’s strategy is to seek a partner who will take the lead in both operating and funding such other programs. The Company does not plan to invest any further funds into the programs that have been developed in Israel. These programs are available for sale / licensing or some other arrangement with potential partners.

Set out below is a description of the development status to date on the programs developed in our Israel based operations. The offices and faculties were closed on October 31, 2008. Consulting arrangements are in place with the former Rehovot senior management to support ongoing business development and existing collaborations.

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

The Company’s core proprietary discovery platform focused on synthetic cannabinoid compounds. Cannabinor, the initial CB2-selective receptor agonist candidate, has completed two Phase 2a clinical trials for pain relief with an intravenous (IV) formulation. In January 2007, Pharmos reported that in the first of these studies intravenous (i.v.) Cannabinor was generally safe and well tolerated, but failed to meet the primary endpoint of reversing capsaicin-induced pain. The Company subsequently noted that analysis of additional endpoints of heat-induced and pressure-induced pain indicated that i.v. Cannabinor does in fact exhibit a statistically significant systemic analgesic effect compared to placebo. In April 2007, Pharmos reported that the lowest dose of Cannabinor (12mg) produced a statistical significant decrease in pain versus placebo as in subjects undergoing third molar dental extraction model, but that this effect was not seen in the higher dose groups (24mg and 48 mg). This was an unexpected pattern of results and as such the Company determined that it would not continue with the development of Cannabinor. Cannabinor is available for outlicensing.

The Company has four libraries of CB2 molecules, and has conducted preclinical development of PRS-639,058 for neuropathic pain. The molecule is a CB2 agonist and is a follow on to Cannabinor. A large pharmaceutical company is conducting its own experiments with Cannabinor under a material transfer agreement for indications other than neuropathic pain.

Pharmos’ cannabinoid research has been geared toward development of selective and specific CB2 receptor agonists. Because they have little affinity for the CNS-located CB1 receptor, CB2-selective and specific agonists lack the unwanted psychotropic side effects of many natural cannabinoids. By activating CB2 receptors, CB2 agonists inhibit autoimmune and inflammatory processes, and are likely to be useful for treating pain, autoimmune, inflammatory and degenerative disorders.

The results for the three and nine months ended September 30, 2008 and 2007 were a net loss of $2.8 million and $3.5 million and a net loss of $9.1 million and $12.9 million, respectively. On a loss per share basis, this equates to $(0.11) and $(0.14) for the quarter and $(0.35) and $(0.51) for the first nine months, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of September 30, 2008, the Company’s accumulated deficit was $205.8 million. The Company expects to incur additional losses over the next several years as the Company’s research and development and clinical trial programs continue. The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products (See note 3).

Results of Operations
Three Months ended September 30, 2008 and 2007

Total operating expenses for the third quarter of 2008 decreased by $971,698 or 26%, from $3,732,191 in 2007 to $2,760,493 in 2008.

Research & development gross expenses decreased by $412,892 or 16% from $2,711,774 in 2007 to $2,298,882 in 2008, related to the Company’s primary focus of cash resources on the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs. The Company recorded research and development grants from the Office of the Chief Scientist of Israel’s Ministry of Industry

and Trade of $0 and $238,123 during the third quarter of 2008 and 2007, respectively. The decline in research and development grants directly related to the decrease in the underlying eligible activity for the grants as the Company focused more research funds on the US based Phase 2b clinical trial for Dextofisopam. Total research and development expenses, net of grants, decreased by $174,769 or 7%, from $2,473,651 in 2007 to $2,298,882 in 2008.

In the quarter ended September 30, 2008, the Company advanced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients. The Phase IIb trial is expected to enroll approximately 480 patients in about 70 sites. Costs of $1,734,000 were incurred during the quarter in connection with the trial, comprising CRO-related activities and patient recruitment costs. During the second quarter, the Company engaged a second CRO to identify and manage additional sites. As the Company is currently behind its planned enrollment schedule, additional expenses were incurred in conducting a centralized advertising campaign to enhance patient enrollment. Dextofisopam was one of the compounds the Company obtained through the acquisition of Vela Pharmaceuticals Inc which closed in October 2006. The continued development of this compound through late-stage clinical testing will significantly increase the research and development expenses going forward. Patient enrollment in the Dextofisopam trial continues and is expected to be completed in the second half of 2009.

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

General and administrative expenses for the third quarter of 2008 decreased by $763,836, or 64%, from $1,200,594 in 2007 to $436,758 in 2008. The decline reflects decreases in virtually every general and administrative expense category. The primary reductions include a $468,120 reduction in payroll, a $92,902 reduction in consultant and professional fees and a reduction in BOD fees of $93,000. The decrease in payroll costs reflect the impact of the third and fourth quarter 2007 restructuring plans which have reduced the Company’s head count from 51 employees in March 2007 to 11 employees at the end of September 2008. The decrease in consulting and professional fees in 2008 result from a decline in legal costs from lower patent costs, a decline in investor relation costs, and a one time IRS section 382 tax analysis cost incurred in 2007. The decrease in the BOD meeting costs result from board members receiving Company common stock in lieu of cash payments.

Depreciation and amortization expenses decreased by $33,093, or 57%, from $57,946 in 2007 to $24,853 in 2008. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2007 restructuring plans.

Other income (expense) net, decreased by $277,495 from $193,636 in other income in 2007 to $83,859 in other expense in 2008. The majority of the decrease is from decreased interest income of $155,642 from a decline in cash, cash equivalents and short term investments. In the third quarter of 2008 the Company recorded $122,580 in interest expense related to the issuance of $4,000,000 in convertible debentures issued on January 3, 2008.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2008 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Nine Months ended September 30, 2008 and 2007

Total operating expenses for the first nine months ended September 30, 2008 decreased by $4,725,607 or 35% from $13,709,777 in 2007 to $8,984,170 in 2008.

Research & development gross expenses decreased by $2,078,634 or 22% from $9,285,543 in 2007 to

$7,206,909 in 2008, related to the Company’s primary focus of cash resources on the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs. The Company recorded research and development grant receivables from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $0 and $769,072 during the first nine months of 2008 and 2007, respectively, which reduced research and development expenses. Total research and development expenses, net of grants, decreased by $1,309,562 or 15% from $8,516,471 in 2007 to $7,206,909 in 2008.

During the first nine months of 2008, the Company advanced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients, which is expected to enroll approximately 480 patients in about 70 sites. . Costs of $5,230,000 were incurred during the first nine months of 2008 in connection with the trial. During the second quarter, the Company engaged a second CRO to identify and manage additional sites. As the Company is currently behind its planned enrollment schedule, additional expenses were incurred in conducting a centralized advertising campaign to enhance patient enrollment. Dextofisopam was one of the compounds the Company obtained through the acquisition of Vela Pharmaceuticals Inc which closed in October 2006. The continued development of this compound through late-stage clinical testing will significantly increase the research and development expenses going forward. Patient enrollment in the Dextofisopam trial continues and is expected to be completed in the second half of 2009.

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

General and administrative expenses for the first nine months decreased by $3,310,978, or 66% from $4,998,725 in 2007 to $1,687,747 in 2008. The decline reflects decreases in virtually every general and administrative expense category. The primary reductions include a $1,710,991 reduction in payroll, a $927,295 reduction in consultant and professional fees and a reduction of $266,384 in BOD meeting fees. The decrease in payroll costs reflect the impact of the third and fourth quarter 2007 restructuring plans which have reduced the Company’s head count from 51 employees in March 2007 to 11 employees at the end of September 2008 and severance payments that were incurred in 2007. The decrease in consulting and professional fees in 2008 result from non recurring 2007 costs related to contractual payment obligations associated with the retirement of the Company’s chief executive officer, higher legal and accounting fees in 2007, a one time IRS section 382 tax analysis cost incurred in 2007 and a non recurring recruitment fee of $42,000 in 2007. The decrease in BOD meeting costs result from Board Members receiving Company common stock in lieu of cash payments.

Depreciation and amortization expenses decreased by $105,067, or 54%, from $194,581 in 2007 to $89,514 in 2008. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2007 restructuring plans.

Other income (expense), net, decreased by $903,347 from income of $780,724 in 2007 to other expense of $122,623 in 2008. The majority of the decrease is from decreased interest income of $543,994 from a decline in cash, cash equivalents and short term investments. In addition, in 2008 the Company recorded $369,294 in interest expense and charges related to the issuance of $4,000,000 in convertible debentures issued on January 3, 2008.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $205.8 million at September 30, 2008. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

In January 2008, the Company completed an initial closing of a private placement of its 10% Convertible

Debentures due November 2012 and obtained gross proceeds of $4.0 million.

The following table describes the Company’s working capital, cash and cash equivalents and short term investments on September 30, 2008, and on December 31, 2007:

	September 30, 2008	December 31, 2007

Working capital	$4,908,939	$9,504,348

Cash and cash equivalents	$6,135,987	$7,481,741

Short term investments	$—	$3,686,568

Total cash, cash equivalents and short term investments	$6,135,987	$11,168,309

Current working capital position

As of September 30, 2008, the Company had working capital of $4.9 million consisting of current assets of $6.7 million and current liabilities of $1.8 million. This represents a decrease of $4.6 million from its working capital of $9.5 million on current assets of $11.5 million and current liabilities of $2.0 million as of December 31, 2007. This decrease in working capital of $4.6 million was principally associated with the funding of research and development and general and administrative activities offset by the proceeds from the convertible debenture proceeds.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $6.1 million as of September 30, 2008, will be sufficient to support the Company’s currently planned continuing operations at least through December 31, 2008. The Company routinely pursues various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets. There can be no assurance that the Company will be successful in its efforts to raise additional capital. Should the Company be unable to raise adequate financing or generate revenue in the future, long-term operations will need to be scaled back or discontinued.

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

On September 26, 2007, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with Nasdaq listing rules. We had until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. On March 25, 2008, Pharmos received notice from Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(D), Pharmos was provided an additional period of 180 calendar days, or until September 22, 2008, to regain compliance.

On September 23, 2008, we were notified by Nasdaq that we had failed to regain compliance with Marketplace Rule 4310. We requested a hearing on the matter. Subsequent to the hearing request, we received notice from Nasdaq that the minimum bid price and market value of publicly held shares requirements were suspended through January 16, 2009. Consequently no action will be taken by Nasdaq until January 16, 2009. If we are still deficient in bid price at the close of business on January 16, 2009, a hearing will be rescheduled. Current Nasdaq rules require the Company to maintain Shareholder’s Equity of $2.5M and our current Shareholder’s Equity is $1.3M.

Nasdaq rules regarding the composition of an audit committee require three independent directors. With the resignation of Lloyd Miller on August 5, 2008, the committee is currently composed of two members with Dr. Evnin being designated a financial expert. The Company plans to increase the size of the board and board committees at the next annual meeting or shortly thereafter.

No assurance can be given that we will regain compliance by January 16, 2009. If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

Cash

At September 30, 2008, cash and cash equivalents totaled $6.1 million. At December 31, 2007 cash and cash equivalents totaled $7.5 million. This net decrease in cash of $1.4 million was due primarily to the net conversion of $3.7 million of short term investments into cash, $4.0 million in proceeds from the issuance of convertible debentures and $9.3 million spent for normal operating requirements. The cash, cash equivalents will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first nine months of 2008 was $9.3 million compared to net cash used of $12.6 million for the first nine months of 2007. The decrease reflects the decline in operating expenses. In addition, a greater portion of the cash was utilized for R&D spending rather than on G&A spending in 2008 as compared to 2007 which reflects the focus of expenditures on the Dextofisopam clinical trial and the cost reduction benefits from the 2007 restructuring programs.

Investing activities

During the first nine months of 2008, the Company had net investment proceeds from the sale of short term investments of $3.7 million, proceeds from the disposition of assets of $115,000, a severance pay funding benefit of $103,000 and a decrease in restricted cash of $47,000.

Financing activities

The Company realized $4 million in proceeds from the issuance of convertible debentures. See note 2 regarding the issuance of the convertible debentures.

Commitment and Contingencies

As of September 30, 2008, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Undetermined

Operating leases	$307,882	$248,275	$59,607	$0	$—
Convertible debenture	4,000,000			4,000,000
Convertible debenture interest	1,633,333	400,000	800,000	433,333
Other long-term liabilities reflected on our balance sheet*	194,720	—	—	—	194,720

Total	$6,135,935	$648,275	$859,607	$4,433,333	$194,720

*

Consists of severance benefits payable under Israeli law. Because these benefits are paid only upon termination of employment, it is not possible to allocate the liability across future years. The Company has funded $162,264.

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of dextofisopam.

The remaining milestones, none of which have been achieved to date, are as follows:

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

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-3 on January 1, 2008. At September 30, 2008 there was $258,519 in capitalized prepayments.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos’ disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos’ principal executive officer and principal financial officer and several other members of Pharmos’ senior management at September 30, 2008. Based on this evaluation, Pharmos’ principal executive officer and principal financial officer concluded that as of September 30, 2008, Pharmos’ disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos’ management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A Risk Factors

Nasdaq Listing

On September 26, 2007, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with Nasdaq listing rules. We had until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. On March 25, 2008, Pharmos received notice from Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(D), Pharmos was provided an additional period of 180 calendar days, or until September 22, 2008, to regain compliance.

On September 23, 2008, we were notified by Nasdaq that we had failed to regain compliance with Marketplace Rule 4310. We requested a hearing on the matter. Subsequent to the hearing request, we received notice from Nasdaq that the minimum bid price and market value of publicly held shares requirements were suspended through January 16, 2009. Consequently no action will be taken by Nasdaq until January 16, 2009. If we are still deficient in bid price at the close of business on January 16, 2009, a hearing will be rescheduled. Current Nasdaq rules require the Company to maintain Shareholder’s Equity of $2.5M and our current Shareholder’s Equity is $1.3M.

Nasdaq rules regarding the composition of an audit committee require three independent directors. With the resignation of Lloyd Miller on August 5, 2008, the committee is currently composed of two members with Mr. Evnin being designated a financial expert. The Company plans to increase the size of the board and board committees at the next annual meeting or shortly thereafter.

No assurance can be given that we will regain compliance by January 16, 2009. If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing. Management believes that the current cash, cash equivalents and short term investments, totaling $6.1 million as of September 30, 2008, will be sufficient to support our currently planned continuing operations through at least December 31, 2008. In the second quarter of 2008, our estimated costs increased related to our patient recruitment advertising programs, thereby reducing the anticipated cash available for continuing operations beyond December 31, 2008. All of the above factors raise substantial doubt about our ability to continue as a going concern. The Company is actively seeking to raise capital and/or sell non-core assets. There can be no assurance that we will be successful in our efforts to raise additional capital. Should we be unable to raise adequate financing or generate revenue in the future, our operations will need to be scaled back or discontinued.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Payment of Interest on Convertible Debentures in Shares of Common Stock

The Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the first interest payment date, July 15, 2008, in common stock and received waivers from three of the four holders of the convertible debentures to pay the interest in common stock notwithstanding the absence of a registration statement. The interest conversion rate is defined as the greater of (i) the average of the five closing prices immediately prior to the applicable interest payment date, (ii) the closing price on the date of the second closing (which has not occurred to date), and (iii) the closing price on the date of the first closing (which was $0.34). The average of the five closing prices prior to July 15 was $0.358. The dollar amount of interest incurred from January 3, 2008 (the debenture inception) to July 14, 2008 to be paid in stock amounted to $159,602 which, converted at $0.358 per share, resulted in an aggregate of 445,815 shares issued to the debenture holders who agreed to receive interest in the form of common stock.

Item 3 Defaults upon Senior Securities	NONE

Item 4 Submission of Matters to Vote of Security Holders	NONE

Item 5 Other Information

1.	On November 5, 2008, Elkan Gamzu informed the Pharmos Board of Directors that he has decided not to stand for re-election to the Board at the next annual meeting of shareholders.

Item 6 Exhibits

Number	Exhibit

4.1

Amendment No. 2 to Registration Rights Agreement by and among Pharmos Corporation and the Purchasers named therein (incorporated by reference to exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.2

Form of waiver under Pharmos Corporation 10% Convertible Debentures Due November 1, 2012 (incorporated by reference to exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

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

Date: November 6, 2008

	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)