Form 10-K
period 2008-12-31
PHARMOS CORP
filed 2009-02-27
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $.03 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer [  ]                                                                Accelerated filer [  ]

Non-accelerated filer [  ]                                                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes   [X] No

The aggregate market value of the registrant’s Common Stock at June 30, 2008 held by those persons deemed to be non-affiliates was approximately $6,839,116.

As of February 18, 2009, the Registrant had outstanding 26,798,526 shares of its $.03 par value Common Stock.

PART I

This report contains information that may constitute "forward-looking statements."  The use of words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.  As and when made, we believe that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our company's historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Item 1.  Business

OVERVIEW OF BUSINESS

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of diseases of the nervous system, including disorders of the brain-gut axis e.g., Irritable Bowel Syndrome (IBS), with a focus on pain/inflammation, and autoimmune disorders. The Company's most advanced product, dextofisopam, produced a statistically significant greater number of months of adequate relief over placebo in a Phase 2a clinical trial in IBS (n=141, p=0.033). On June 20, 2007 the Company announced patient screening had commenced in its Phase 2b clinical trial of dextofisopam, which was targeted to enroll approximately 480 female patients with diarrhea-predominant or alternating irritable bowel syndrome (d- and a-IBS). IBS is a chronic and sometimes debilitating condition that affects roughly 10%-15% of U.S. adults and is two to three times more prevalent in women than in men. With an absence of safe and effective therapies, dextofisopam’s novel non-serotonergic activity holds the potential for a unique and innovative treatment approach to d- and a-IBS.

The Company has recently reevaluated the size of the Phase 2b trial and has concluded that a smaller trial could achieve the original objectives of the Phase 2b Dextofisopam trial. In that the Phase 2b trial is not going to be a registration /pivotal trial, the objectives that must be achieved in order to make a decision to progress into a Phase 3 trial are to: (1) determine the best dose to move into Phase 3, (2) replicate the efficacy observed in the Phase 2a trial, and (3) determine the optimal endpoints for Phase 3.  In addition, it is to ensure that the Phase 2b package is saleable and attractive to a pharmaceutical company for further development.

Pharmos’ cannabinoid research was geared toward development of selective and specific CB2 receptor agonists. By activating CB2 receptors, CB2 agonists inhibit autoimmune and inflammatory processes, and are likely to be useful for treating pain, autoimmune, inflammatory and degenerative disorders. Although progress has been made, the early stage of this work and resource limitations have resulted in termination of these programs.  Pharmos previously announced the closure of operations in Israel and the strategy to sell or out license the technology developed around the cannabinoid research.

On February 11, 2009, Pharmos Corporation and its Israeli subsidiary, Pharmos Ltd., entered into an Asset Purchase Agreement with Reperio Pharmaceuticals Ltd. for the sale of the patent rights and technical know how related to the compound known as PRS-639,058 and certain follow-on molecules.  Pharmos had developed these compounds in preclinical testing for neuropathic pain.  It is anticipated that the transaction will close on or before June 6, 2009.  As a condition to closing, Reperio must obtain the consent of the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor to Reperio’s assumption of all liabilities and obligations under grant payments that were made to Pharmos in connection with the development of the compounds.  At closing, Pharmos will receive $200,000 and ordinary shares of Reperio representing a ten percent pre-money equity ownership, and thereafter will be entitled to certain license and royalty fees in connection with the ongoing development of the compounds.

Pharmos had developed these compounds in preclinical testing for neuropathic pain. The particular patents and know how sold share some of the pharmacological properties with cannabinoids and have a common wide range of beneficial therapeutic indications. In particular, the compounds sold are useful as analgesic, neuroprotective, immunomodulatory and anti-inflammatory agents.

The two companies have executed an Asset Purchase Agreement, which is targeted to close on or before June 6, 2009. As a closing condition, Reperio must reach consent with the Office of the Chief Scientist to clearly define the assumption of potential liabilities for grant payments that were made to Pharmos during the development of the CB2 program.

The sale is consistent with Pharmos’ objectives to conserve its cash resources for the development of Dextofisopam, currently enrolling in a Phase 2b US trial. The Company previously announced the closure of its operations in Israel, effective October 31, 2008.

Two of the Company’s former scientists will join Reperio and the arrangement allows for further development of these CB2 assets.  As part of the agreement Pharmos will be granted an equity ownership in Reperio, and will be entitled to license and royalty fees commensurate with the preclinical development stage of the assets.

For VPI-013, the Company has completed a Phase IIa clinical trial whose data suggested that VPI-013 may be effective in treating hypoactive sexual desire disorder. Further, preclinical data suggested that VPI-013 may be effective in treating neuropathic pain. However, after seeking to out license this compound without success, and due to resource limitations, the license has been returned to Otsuka Pharmaceutical Co.Ltd.

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

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $207 million as of December 31, 2008 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income.

Management believes that the current cash, cash equivalents and short term investments, totaling $4.7 million as of December 31, 2008, will be sufficient to support the Company’s currently planned continuing operations through at least March 31, 2009. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets.

The Company is not currently in compliance with Nasdaq’s continued listing standards.

On September 26, 2007, we received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive business days and that we were therefore not in compliance with Nasdaq listing rules. We had until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. On March 25, 2008, Pharmos received notice from Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(D), Pharmos was provided an additional period of 180 calendar days, or until September 22, 2008, to regain compliance. Nasdaq has subsequently suspended enforcement of the minimum bid rule until April 20, 2009.

On November 11, 2008, we received notice from Nasdaq that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(3), which requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. We were granted additional time to February 24, 2009 to regain compliance.   We have not regained compliance and have the option of requesting an appeal hearing.

No assurance can be given that we will regain compliance with Nasdaq’s continued listing standards. If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

STRATEGY

Pharmos is currently developing only one compound, Dextofisopam, which  has completed a double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo, suggesting that Dextofisopam has the potential to become a novel firstline treatment for IBS. Pharmos initiated a Phase 2b trial in February 2007 and in June 2007 the Company announced patient screening had commenced. Dextofisopam is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Unlike the two 5-HT3 or 5-HT4 IBS therapies currently available, both of which have significant safety concerns, Dextofisopam’s novel non-serotonergic activity offers a unique and innovative approach to IBS treatment.

Pharmos needs to raise capital to complete the ongoing Phase 2b Dextofisopam trial.  Upon successful completion of the Dextofisopam Phase 2b trial, Pharmos intends to seek a pharmaceutical partner to advance the drug candidate into Phase 3 testing.

In research efforts over the past decade, the Company has developed a significant expertise in cannabinoid biology and chemistry, and has generated significant know-how and an intellectual property estate pertaining to multiple areas of cannabinoid biology.   With the decision to focus resources on Dextofisopam and with the closure of the Company’s operations in Israel effective October 31, 2008, no further development work is being performed on the cannabinoid assets and the focus is to partner or sell these assets.  As announced on February 18, 2009 the Company announced that it had entered into an agreement with an Israel company, Reperio Pharmaceuticals Ltd. for the sale of the patent rights and technical know how related to the compound known as PRS-639,058 and some follow on molecules.

The Company continues to seek, sell or license other CB2 assets, including Cannabinor which was the only CB2 asset to enter human clinical trials.

The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus. Assets involved are Tianeptine to treat IBS or functional dyspepsia.

COMPOUND IN CLINICAL DEVELOPMENT

Pharmos currently has only one compound in clinical development – Dextofisopam.  Dextofisopam, a non-serotonergic agent currently being evaluated for the treatment of irritable bowel syndrome (IBS), is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Dextofisopam represents a novel, first-in-class opportunity with a positive proof-of-concept study in an arena where there are few compounds with unique approaches or positive efficacy results. By structure, Dextofisopam is a member of the homophthalazine class; Dextofisopam binds to specific receptors in areas of the brain affecting autonomic function, including gastrointestinal (GI) function. Unlike the two 5-HT3 or 5-HT4 mediated IBS therapies currently available, both with significant safety concerns, Dextofisopam novel non-serotonergic activity offers a unique and innovative approach to IBS treatment.

A double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study has been completed with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo suggesting that Dextofisopam has the potential to become a novel firstline treatment for IBS. The design of a Phase 2b, dose-ranging study was discussed at a 2005 meeting with FDA, and Pharmos initiated a Phase 2b trial in February 2007 and the first patient was screened in June 2007.

An extensive patent estate is in place with Dextofisopam. This consists of an issued composition-of-matter patent, an issued manufacturing patent, and numerous additional pending patent applications in both the United States (including use of Dextofisopam for inflammatory disorders and immunomodulation) in both the United States and foreign counterparts.

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

The prevalence of IBS varies with gender and age. Higher prevalence rates are consistently reported for women than for men (two to three times greater). While IBS is observed in all age groups, including pediatric and geriatric populations, it is more common in the age range of 20 to 60 years for both genders

Current and Recent Therapies

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

Zelnorm® was introduced into the U.S. IBS market in July 2002 for short-term use in women with constipation-predominant IBS. In April 2004, a precautionary statement was added to Zelnorm® labeling regarding post-marketing cases of ischemic colitis and a warning for severe diarrhea. Despite these changes to the package insert, the strong marketing and educational efforts supporting Zelnorm® appeared to have increased awareness and expanded utilization. Zelnorm® achieved U.S. sales of $26 M in 2002, $132 M in 2003, $249 M in 2004, $357 M in 2005, and $488 M in 2006, with 2006 worldwide sales of $561 M. Zelnorm® was approved in 30 countries, though not in major EU markets or in Japan. Zelnorm® was voluntarily withdrawn from the market in March 2007 because of severe side effects.

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

COMPOUNDS AVAILABLE FOR LICENSING OR SALE

Pharmos is not currently performing any research or discovery work.  The entire focus of the Company is the execution of the ongoing Phase 2b Dextofisopam trial for IBS.

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

Pharmos’ chemical library consists of several chemically distinct classes of cannabinoid compounds. The Company primary focused on development of families of CB2-selective compounds which were cannabinoid receptor agonists that bind preferentially to CB2 receptors.  These receptors were found primarily in peripheral neurons and immune cells.  The compounds possess advantages such as a simple synthesis, increased potency and improved drugability.  Pharmos recognized the potential therapeutic promise of CB2 activation in such diverse disease entities as pain, inflammation, autoimmunity, osteoporosis and atherosclerosis.

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

On February 18, 2009, the Company announced  that it has entered into an agreement with an Israel based company, Reperio Pharmaceuticals Ltd. (Reperio) for the sale of the patent rights and technical know how related to the compound known as PRS-639,058 and some follow on  molecules.

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

On November 18, 2008, Pharmos Corporation announced results from its Phase 2a clinical trial of its topical NanoEmulsion (NE) drug delivery technology formulated with 3% Diclofenac Diethanolamine.

The multi-center, randomized, double-blinded, placebo-controlled study evaluated the safety and efficacy of the Company's 3% Diclofenac Diethanolamine NanoEmulsion cream in 104 patients with chronic pain due to osteoarthritis of the knee. Patients applied the topical cream three times daily for 28 days.

The study did not achieve statistical significance in its primary efficacy endpoint, nor in several secondary endpoints. The effect witnessed did measure up to other topical NSAID (non-steroidal anti-inflammatory drug ) products already approved or currently in development in the US.

This study confirmed the safety of the 3% NanoEmulsion Diclofenac Diethanolamine cream previously demonstrated in the Phase I study.  The majority of the reported AE's were defined as mild in severity and most of them were regarded by the investigators as not drug related. No Serious AE's were reported and the effect of the NanoEmulsion cream on the skin was minimal.

Pharmos decided to discontinue its topical NanoEmulsion drug delivery program.

COMPETITION

The pharmaceutical industry is highly competitive. Pharmos competes with a number of pharmaceutical companies that have financial, technical and marketing resources that are significantly greater than those of Pharmos.  Some companies with established positions in the pharmaceutical industry may be better equipped than Pharmos to develop, market and distribute products in the global markets that Pharmos is seeking to enter. A significant amount of pharmaceutical research is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology they have developed. They may also market competitive commercial products on their own or through joint ventures and will compete with Pharmos in recruiting highly qualified scientific personnel. Further, these institutions will compete with Pharmos in recruiting qualified patients for enrollment in their trials.

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

Dextofisopam is currently targeted for the treatment of diarrhea-predominant IBS and/or alternating-type IBS.  To the best of our knowledge, there are no competing compounds in development specifically for the treatment of alternating-type IBS.  Several compounds are reported to be in development for the potential treatment of diarrhea-predominant IBS.  These include DDP-225, a mixed 5-HT3 antagonist/norepinephrine reuptake blocker, reportedly in Phase 2 (Dynogen); rifaximin, an antibiotic marketed for the treatment of traveler’s diarrhea (Salix) in Phase 3; arverapamil, a compound with 5-HT3 antagonist and calcium channel blocking properties, reportedly in Phase 3 (AGI); TRN-002, a chloride channel blocker reportedly in Phase 2 (Trine); and LX1031, reportedly in Phase 1 (Lexicon Genetics).  Several other compounds are reported to be in development for the treatment of IBS.  However, it is not clear if these compounds are intended for a specific type of IBS, e.g., diarrhea-predominant, constipation-predominant, or alternating-type IBS.  Such compounds include a glucagon-like peptide-1 agonist (Gastrotech) and asimadoline, a kappa opiate agonist (Tioga), both reportedly in Phase 2.  Several other compounds are reported to be in development for the treatment of constipation-predominant IBS.  While such compounds may not directly compete with dextofisopam, it is possible that they may eventually be developed for diarrhea-predominant or alternating-type IBS, or that dextofisopam may eventually be developed for constipation-predominant IBS.  Such compounds include DDP-733, a 5-HT3 partial agonist reportedly in Phase 2 (Dynogen) and MD-1100, a guanylate cyclase C agonist reportedly in Phase 2 (Microbia).

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

Additional Pharmos assets include dextofisopam (previously known as R-tofisopam) and tianeptine for the treatment of irritable bowel syndrome.

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

In addition to obtaining FDA approval for each product, each drug-manufacturing establishment must be registered or licensed by the FDA for each product sold within the US that is manufactured at that facility.  Manufacturing establishments are subject to inspections by the FDA and by other national and local agencies and must comply with current Good Manufacturing Practices (cGMPs) requirements that are applicable to the manufacture of pharmaceutical drug products and their components.

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

Corporate History

Pharmos Corporation, (formerly known as Pharmatec, Inc.) a Nevada corporation, was incorporated under the laws of the State of Nevada on December 20, 1982.  On October 29, 1992, Pharmatec, the Nevada Corporation, completed a merger with a privately held New York corporation known as Pharmos Corporation founded by Dr. Haim Aviv (the name of the post-merger Nevada corporation was changed to Pharmos Corporation).

Human Resources

As of December 31, 2008, Pharmos had 4 full-time and 1 part-time employees in the U.S.  During the year the Company closed it operations in Israel resulting in the termination of 11 employees.  Additionally, the Company terminated 3 employees in the U.S.

Pharmos’ employees are not covered by a collective bargaining agreement. To date, Pharmos has not experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

Pharmos’ subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for: (1) research and development of dexanabinol; (2) SubMicron Emulsion technology for injection and nutrition; (3) research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes; (4) research and development of CB2, including cannabinor. As of December 31, 2008, the total amounts received under such grants amounted to $17,897,830. Under the terms of the grant agreements, aggregate future royalty payments related to sales of products developed, if any, as a result of the grants are limited to $16,408,890 based on grants received through December 31, 2008. Pharmos will be required to pay royalties to the Chief Scientist ranging from 3% to 5% of product sales, if any, as a result of the research activities conducted with such funds.  Aggregate royalty payments per product are limited to the amount of funding received to develop that product and interest.  Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel.  With the closure of the Israel location, the Company will not be eligible for further OCS grants and received none in 2008.

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

Availability of SEC Filings

All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street NE, Washington, D.C., 20549. The company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through its website at http://investors.pharmoscorp.com/sec.cfm as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from Pharmos Corporation, 99 Wood Avenue South, Suite 311, Iselin, NJ, 08830.

Item 1A.  Risk Factors

Our ability to operate as a going concern is dependent upon raising adequate financing.

Management believes that the current cash, cash equivalents and short term investments, totaling $4.7 million as of December 31, 2008, will be sufficient to support our currently planned continuing operations through at least March 31, 2009. The above factors raise substantial doubt about our ability to continue as a going concern. We are actively pursuing various funding options, including equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of our products and bring them to commercial markets. We are actively seeking to raise capital and/or sell non-core assets. There can be no assurance that we will be successful in our efforts to raise additional capital. Should we be unable to raise adequate financing or generate revenue in the future, our operations will need to be scaled back or discontinued.

We are not in compliance with Nasdaq’s continued listing standards.

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

On September 23, 2008, we were notified by Nasdaq that we had failed to regain compliance with Marketplace Rule 4310. We requested a hearing on the matter. Subsequent to the hearing request, we received notice from Nasdaq that the minimum bid price and market value of publicly held shares requirements were suspended through January 16, 2009 which has been again extended to April 20, 2009.

On November 11, 2008, we received notice from Nasdaq that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(3), which requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. At December 31, 2008, our stockholders’ equity was $341,219, the market value of our listed securities was $2,096,823, and we have had net losses from its continuing operations for the three most recently completed fiscal years.   We were granted additional time to February 24, 2009 to regain compliance.  We have not regained compliance and have the option of requesting an appeal hearing.

Nasdaq rules regarding the composition of an audit committee require three independent directors. With the resignation of Lloyd Miller on August 5, 2008, the committee is currently composed of two members with Dr. Evnin being designated a financial expert. The Company plans to increase the size of the board and board committees upon the successful completion of a financing.

Under these circumstances, Nasdaq is reviewing our eligibility for continued listing on the Nasdaq Capital Market. In order to facilitate this review, we provided to Nasdaq, our specific plan to achieve and sustain compliance with all of the Nasdaq continued listing requirements, including the time frame for completion of the plan. Regaining compliance is contingent upon completion of a financing.

No assurance can be given that we will regain compliance with Nasdaq’s continued listing standards. If our common stock were to be delisted from Nasdaq, liquidity for our common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

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

We are at an early stage of development. Our sole product candidate, dextofisopam, has completed Phase 2a testing for irritable bowel syndrome (“IBS”), and patient screening commenced for a Phase 2b study of dextofisopam for the treatment of IBS in June 2007. The success of the Company is now binary, in that if the Phase 2b results are not positive, the Company has no other products in development.  Additionally, the Company needs to raise further capital to complete the current Phase 2b Dextofisopam trial.

We have a history of operating losses and expect to sustain losses in the future.

We have experienced significant operating losses since our inception. As of December 31, 2008, we had an accumulated deficit of approximately $207 million. We expect to incur operating losses over the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our ability to generate revenues and achieve profitability depends in part upon our ability, alone or with others, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products.

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

The price of our Common Stock may experience volatility.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Pharmos is headquartered in Iselin, New Jersey, where it leases its executive offices from which the Company is managed.  The New Jersey lease expires in December 2009.

In the opinion of management, the New Jersey facilities are sufficient to meet the current and anticipated future requirements of Pharmos.  In addition, management believes that it has sufficient ability to renew its present New Jersey lease or obtain suitable replacement facilities. A portion of the New Jersey offices are subleased; the net monthly lease obligations and approximate square footage are $3,122 and 1,441 square feet, respectively.

Previously, Pharmos also leased facilities used in the operation of its research, development and administrative activities in Rehovot, Israel.  The Rehovot lease was terminated effective January 31, 2009 through the exercise of an early termination clause in the lease. However, the landlord has contested that proper notice was given and the matter is scheduled to be settled in court. If unsuccessful the lease obligations continue to January 31, 2011 aggregating $350,121. No provision has been included in the financial statements in respect to this matter.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Pharmos Annual Meeting of Stockholders held on December 30, 2008, our stockholders elected the following persons as Directors to serve until the 2009 annual meeting of stockholders and until their successors are duly elected and qualified: Srinivas Akkaraju, Anthony B. Evnin, Robert F. Johnston and Charles W. Newhall, III.  The results of the voting were as follows:

  VOTES FOR                                VOTES WITHHELD

Srinivas Akkaraju                                           15,028,135                                             1,962,253

Anthony B. Evnin                                          15,047,846                                             1,942,542

Robert F. Johnston                                         15,103,590                                             1,886,798

Charles W. Newhall, III                                  15,084,201                                             1,906,187

Also at the Annual Meeting, the stockholders ratified the Board’s selection of PricewaterhouseCoopers LLP as Pharmos’ independent registered public accounting firm for the fiscal year ended December 31, 2008, with 15,429,399 votes for ratification, 1,063,607 votes against ratification and 497,382 abstentions.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Capital Market under the symbol “PARS.”  The following table sets forth the range of high and low sales prices per share for the Common Stock as reported on Nasdaq during the periods indicated.

Year ended December 31, 2008	HIGH	LOW

4th Quarter	$.20	$.08
3rd Quarter	.39	.16
2nd Quarter	.53	.36
1st Quarter	.94	.32

Year ended December 31, 2007	HIGH	LOW

4th Quarter	$.96	$.31
3rd Quarter	1.45	.79
2nd Quarter	2.28	1.33
1st Quarter	1.88	1.36

The high and low sales prices for the Common Stock from January 1, 2009 through February 19 2009 were $.14 and $.09, respectively.  The closing price on February 19, 2009 was $.10.

On February 20, 2009, there were approximately 550 record holders of the Common Stock of the Company and approximately 11,286 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in “street name”.

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

PERFORMANCE GRAPH

The following graph compares the Company's cumulative stockholder's return for the five year period ended December 31, 2008 with the cumulative total return of the Nasdaq Equity Market Index and the Nasdaq Pharmaceuticals Index over the same period.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2008		2007		2006		2005		2004
Revenues	—		—		—		—		—
Operating expenses	$(11,100,184)		$(17,579,259)		$(37,542,519	) (1)	$(15,708,888)		$(19,880,151)
Other income (expense), net	(193,348)		997,652		1,792,775		12,288,382	(2)	(2,532,390)
Loss before income taxes	(11,293,532)		(16,581,607)		(35,749,744)		(3,420,506)		(22,412,541)
Net loss	(10,089,406)		(15,625,825)		(35,136,969)		(2,929,872)		(21,967,767)
Net loss applicable to common shareholders	$(10,089,406	) (3)	$(15,625,825	) (3)	$(35,136,969	) (3)	$(2,929,872	) (3)	$(21,967,767	) (3)
Net loss per share applicable to common shareholders - basic and diluted	$(0.39)		$(0.61)		$(1.74)		$(0.15)		$(1.22)
Total assets	$5,972,164		$(12,374,959)		$28,393,338		$48,990,772		$57,664,842
Long term obligations	$4,044,316		$410,594		$1,388,306		$1,125,551		$1,236,451
Cash dividends declared	—		—		—		—		—
Average shares outstanding - basic and diluted	25,934,973		25,591,660		20,249,714		18,974,175		18,033,358

1.	The Company acquired in-process research and development in the Vela acquisition in October 2006. Vela results are consolidated from October 26, 2006 forward.

2.	Includes a $10.7 million milestone payment received in 2005 related to the sale of the ophthalmic product line in October 2001.

3.	Includes benefit of sales of Pharmos NJ Net Operating Loss in 2008, 2007, 2006, 2005 and 2004 of $1,204,126, $955,782, $612,775, $490,634 and $444,744, respectively.

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

Executive Summary

The results for the year ended December 31, 2008 and 2007 were a net loss of $10.1 million and $15.6 million or a loss per share of $.39 and $.61, respectively.

The operating expenses for 2008 were $11.1 million, primarily comprised of $9.0 million research and development expenses primarily relating to the commencement of the Dextofisopam Phase 2b clinical trial, and $2.1 million of general and administration expenses.

In 2008,   The majority of the Company’s research and development expenditures were spent on the advancement of  the Dextofisopam Phase 2b clinical trial currently enrolling patients using about 70 sites in the United States.

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

Equity based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). The Company has elected to expense these awards on a straight line basis over the life of the awards. As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the years ended December 31, 2008, 2007 and 2006 were $230,110, $1,076,606 and $939,500 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the years ended December 31, 2008, 2007 and 2006 of $(0.39), $(0.61) and $(1.74) are $0.01, $0.04 and $0.05 more as a result of adopting SFAS 123R.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the years ended December  31, 2008, 2007 and 2006 include expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the years ended December 31, 2008, 2007 and 2006, the Company recognized compensation expense of $230,110, $1,076,606 and $939,500 for stock options which were recognized in the Consolidated Statement of Operations. As of December 31, 2008, the total compensation costs related to non-vested awards not yet recognized is $191,000 which will be recognized over the next three and one-quarter years.

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

Results of Operations

Years Ended December 31, 2008 and 2007

The Company recorded no product sales revenue and cost of sales during 2008 and 2007.

Research efforts in 2008 and 2007 have been focused primarily on the Dextofisopam Phase IIb trial initiated in June 2007 with enrollment ongoing throughout 2008.  The major decrease in year-to-date operating expenses year–over-year reflects the curtailment of in-house research & development activities in 2008 and the manpower reduction initiatives taken in the second half of 2007 and the 2008 year. The Company’s operations in Israel were closed effective October 31, 2008 and all staff was terminated. Prior to that time in 2008 research and development activity was very limited.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development.  In June 2007 the Company announced that patient screening had commenced in the Phase 2b trial for Dextofisopam for IBS with a target of 480 patients. Through December 31, 2008 expenditures on this trial, from inception, amounted to $11,861,481.

During the year 2008 the Company’s operations were considerably scaled back from 2007. The main focus was the continued enrollment of the Dextofisopam Phase 2b trial for IBS, using about 70 sites in the US. The Company’s operations in Israel were closed effective October 31, 2008. Prior to closure a limited amount of development work was performed on the CB2 program, primarily focused on enabling a license or sale. The Nano Emulsion Phase 2a clinical trial was completed and did not meet its endpoints. Further work on the Nano Emulsion drug delivery program was discontinued.

During 2008 the Company lowered its general and administrative costs by streamlining operations, focusing on reducing all non core costs.  Included in the 2007 general and administrative costs are costs relating to the departure of three senior executives. These payments were made under contractual agreements. In 2008 aggregate general and administrative costs are lower than in 2007 due in part to cost management efforts, several staff reduction initiatives, closing of the Israel location and the scaling back of activities not core to the Company’s research and development efforts.

Gross expenses for other research and development projects in early stages of development for the year ended December 31, 2008 and 2007 were $1,385,284 and $4,350,348, respectively.  Research & development (R&D) gross expenses decreased by $2,428,861 or 21% from $11,457,566 in 2007 to $9,028,705 in 2008 due to the curtailment of research and development activities at the Israel location and focusing the financial assets on the Dextofisopam Phase IIb trial.  The Company recorded research and development grants received from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $0 and $812,042 during 2008 and 2007, respectively, which reduced research and development expenses. The decrease in grants is directly related to the decrease in the underlying eligible activity in the Israel location for the grants in 2008 over 2007 as the Company focused more research funds on the US based Phase 2b clinical trial of Dextofisopam.  Total research and development expenses, net of grants, decreased by $1,616,819 or 15% from $10,645,524 in 2007 to $9,028,705 in 2008.

 General and administrative expenses decreased by $4,733,358 or 71%, from $6,698,601 in 2007 to $1,965,243 in 2008.  The decrease in general and administrative expenses is due to a reduction in expenses in every expense category.  Significant reductions were seen in employee compensation ($2,714,000) and professional & consulting fees ($953,000) when comparing 2008 to 2007.  The decline in employee compensation reflects the departure of several executives in 2007, their related severance packages paid in 2007 and the overall decline in employee headcount from 51 employees at the beginning of 2007 to 5 employees at the end of 2008.  Lower professional & consulting fees in 2008 are primarily due to 2007 non recurring expenses for consulting agreements with a former employee of $410,000, reductions in the utilization of outside counsel of $170,000 and a 2007 consulting cost of $99,000 related to an IRS Section 382 Federal Net Operating Loss analysis.

Other income (expense) net, decreased by $1,191,000 from income of $997,652 in 2007 to expense of $193,348 in 2008.  Interest expense increased by $490,537 from $0 in 2007 to $490,537 in 2008. The increase in 2008 interest expense is a result of the convertible debentures issued in January 2008.  Interest income decreased by $682,561 from $938,312 in 2007 to $255,751 in 2008 due to the utilization of invested balances and lower interest rates in 2008.

The Company had an increase in income tax benefit by $248,344 from $955,782 in 2007 to $1,204,126 in 2008. The income tax benefit represents funds derived from the sale of Pharmos’ New Jersey State net operating losses.

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

A Phase 2a clinical trial with the Company’s NanoEmulsion delivery technology for topical application of analgesic and anti-inflammatory agents commenced in June 2007 targeting 126 patients.  On November 18, 2008, the Company announced that the study did not achieve statistical significance in its primary efficacy endpoint, nor in several secondary endpoints.  Pharmos subsequently decided to discontinue its topical NanoEmulsion program.

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

The Company is currently dependent upon external financing, interest income, and research and development contracts to pursue its intended business activities. The Company has not been profitable since its inception, except for 2001. During 2007, the Company funded the majority of its expenses and other capital requirements  with $13 million of common stock issued in conjunction with the Vela acquisition, utilization of cash and short term investments available from external financing in earlier years, income from grants received from the Office of the Chief Scientist of Israel and the sale of NJ Net Operating Losses.  At December 31, 2007, the Company had an accumulated deficit of $197 million. Losses have resulted principally from costs incurred in research activities aimed at identifying and developing the Company's product candidates, clinical research studies, the write-off of purchased research and development, and general and administrative expenses. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Research efforts in 2007 and 2006 were focused on the identification of new, potentially more potent CB2 agonists, completion of preclinical toxicology and safety pharmacology studies of an oral formulation of Cannabinor, scale-up manufacturing, technology transfer to the active ingredient supplier, and clinical trial finished material at Pharmos’ facility in Rehovot, Israel.    The major increase in year-to-date operating expenses year–over-year reflected the shift from primarily in-house research & development activities in 2005 to preclinical and clinical trials in 2006.

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

Gross expenses for other research and development projects in early stages of development for the year ended December 31, 2007 and 2006 were $4,350,348 and $ 6,477,805, respectively.  Research & development (R&D) gross expenses increased by $2,500,745 or 28% from $8,956,821 in 2006 to $11,457,566 in 2007 due to the commencement of the Dextofisopam Phase 2b clinical trial and a $1.0 million milestone payment made by Pharmos upon the study’s commencement.  The Company recorded research and development grants received from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade of $812,042 and $1,445,513 during 2007 and 2006, respectively, which reduced research and development expenses. The decrease in grants was directly related to the decrease in the underlying eligible activity for the grants in 2007 over 2006 as the Company focused more research funds on the US based Phase 2b clinical trial of Dextofisopam.  Total research and development expenses, net of grants, increased by $3,134,216 or 42% from $7,511,308 in 2006 to $10,645,524 in 2007.

In process acquired research and development costs decreased by $20,607,575 from $20,607,575 in 2006 to $0 in 2007.  The in process acquired research and development costs were acquired in conjunction with the acquisition of Vela in 2006.

 General and administrative expenses decreased by $2,410,266 or 26%, from $9,108,867 in 2006 to $6,698,601 in 2007.  The decrease in general and administrative expenses was due to lower, professional fees, investor relations and insurance costs by $1,933,000, $358,000, and $348,000 respectively, in 2007 compared to 2006.  These decreases were offset in part by an increase in salary and benefit costs of $547,000 in 2007 as compared to 2006.  The lower professional fees in 2007 were due to non-recurring legal and consulting fees that were incurred in 2006 related to the Vela acquisition and business development.  The decrease in investor relation costs was primarily related to 2006 non recurring proxy printing and distribution costs associated with the Vela acquisition. The decline in insurance costs reflected favorable renewal rates and reduced policy coverage limits.  The increase in salary and benefit costs was primarily attributed to severance costs associated with the departure of several executives.

Liquidity and Capital Resources

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $207 million as of December 31, 2008 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $4.7 million as of December 31, 2008, will be sufficient to support the Company’s currently planned continuing operations through at least March 31, 2009. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to incur additional losses over the next several years as the Company’s clinical trial program continues. The Company expects cash expenditures in research and development to increase in 2009 due primarily to the ongoing dextofisopam Phase 2b clinical trial.  The Company’s ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products.

The following table describes the Company’s liquidity and financial position on December 31, 2008, and on December 31, 2007:
	December 31, 2008	December 31, 2007
Working capital	$4,232,549	$9,504,348
Cash and cash equivalents	$4,730,282	$7,481,741
Short term investments	$-	$3,686,568
Total cash, cash equivalents and short
term investments	$4,730,282	$11,168,309
Convertible debentures	$4,000,000	$-

Current working capital position

As of December 31, 2008, the Company had working capital of $4.2 million consisting of current assets of $5.8 million and current liabilities of $1.6 million. This represents a decrease of $5.3 million from its working capital of $9.5 million on current assets of $11.5 million and current liabilities of $2.0 million as of December 31, 2007.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $4.7 million as of December 31, 2008, will be sufficient to support the Company’s currently planned continuing operations through at least March 31, 2009  The above factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is continuing to actively pursue various funding options, including additional equity offerings, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships to obtain additional financing to continue the development of its products and bring them to commercial markets.

Cash

At December 31, 2008, cash and cash equivalents totaled $4.7 million. At December 31, 2007 cash and cash equivalents totaled $7.5 million. This net decrease in cash of $2.8 million was due to the utilization of cash for operating activities.  The cash and cash equivalents, in combination with the short term investments, will be used to finance future operating expenses.

A deposit of $38,998 was included in restricted cash at December 31, 2008 relating to the Pharmos Ltd. lease.

Operating activities

Net cash used in operating activities for 2008 was $11.0 million compared to $15.4 million for 2007. The decrease is primarily attributed to lower general and administrative expenses incurred in 2008.  General and administrative expenses declined from $6.7 million in 2007 to $2.0 million in 2008.

Capital expenditures

Our capital expenditures for property, plant and equipment for 2008, 2007 and 2006 totaled approximately $2,000, $177,000 and $165,000 respectively for normal replacements and improvements.

Investing activities

In 2008, all of the Companies short term investment positions were either sold or matured by March 31, 2008.  The short term investment proceeds of $3,686,568 were held as cash and cash equivalents.  Prior to 2008, short term investments were reinvested upon maturity to the extent that the funds are not needed to meet operating activity cash flow needs.

The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. The Company invests in a variety of instruments such as commercial paper, US Government securities and corporate securities with an effective maturity of less than one year. Some of the Company’s investments were in auction-rate securities (ARS) that are held as investments available for sale. Auction rate securities are instruments with long-term underlying maturities, but for which an auction is conducted periodically, as specified, to reset the interest rate and allow investors to buy or sell the instruments. Because auctions generally occur more often than annually, and because the Company holds these instruments in order to meet short-term liquidity needs, the auction rate securities are classified as short-term investments in the Consolidated Balance Sheet. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method. The Consolidated Statement of Cash Flows reflects the gross amount of the purchases of short term investments and the proceeds from maturities of short term securities and sales of auction rate securities.

At December 31, 2007 we held $2,650,000 in Auction Rate Securities (“ARS”). As of March 31, 2008 all ARS securities were sold and converted to cash and cash equivalents with no loss of principal.  Commencing March 31, 2008 all investible cash was held in government money market securities.

Common Stock Transactions

At the closing of the Vela Pharmaceuticals Inc. acquisition on October 25, 2006, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders.  Pharmos also agreed to reimburse Vela for $679,000 of operating expenses from July 1, 2006 through closing.  The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of dextofisopam, aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock.  In the event that such shares or payments are issued or funded in future periods, a determination will then be made as to whether the values are to be written off as in-process research and development and charged to results of operations; any such future charge could be material.  None of the conditions requiring issuance of these contingent shares or funding these payments had been met as of December 31, 2008 except for a $1.0 million milestone payment made by Pharmos due upon the study’s commencement.

On January 3, 2008, the Company entered into an Amendment to the Merger Agreement relating to its acquisition of Vela. The Amendment defers the payment by the Company of certain cash milestones payable by the Company to the former stockholders of Vela upon (A) the enrollment of the final patient in the Company’s current Phase 2b clinical trial for dextofisopam ($1 million payment obligation) and (B) the successful completion of such Phase 2b trial ($2 million payment obligation). Payment of such cash milestones will be deferred until such time as (X) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee of at least $10 million, or a financing with net proceeds of at least such amount, and (Y) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. Additionally, the Company’s obligations to issue to the former Vela stockholders 2 million share of Common Stock after final patient enrollment in the dextofisopam Phase 2b clinical trial and 2.25 million shares of Common Stock after a successful Phase 2b trial are deferred until November 2009.

Other

In 2008, 2007, and 2006, the Company sold $15,290,510, $12,136,911, and $7,781,267, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2008, 2007, and 2006 were $1,204,128, $955,782 and $612,775, respectively and such amounts were recorded as a tax benefit in the consolidated statements of operations. The New Jersey State Governor must approve the Program each year on July 1st within the approval of the annual state budget.  The maximum amount of benefits a participant can apply to sell is capped at $10,000,000 annually per company. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period.  When a change of ownership is triggered, the Company’s net operating losses (NOL) asset may be impaired.  The Company believes that substantially all of its Federal NOL generated since 1995 are not impaired, except for approximately $60 million relating to Vela’s results of operations prior to Vela’s acquisition by Pharmos.  Should the Company be successful with the capital raise it is seeking, it is likely that a Section 382 ownership change will occur and thus restrict the future use of the Federal NOL’s.

Commitments and Long Term Obligations

 The table below sets out our current contractual obligations. However, the nature of these contracts with various clinical research organizations is such that work may have to be stopped with very short notice and we will then only be obligated to pay costs incurred to date.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Undetermined
Operating Leases	$235,399	$232,654	$2,745	$-	$-	$-
ICON CRO Vendor	1,332,401	1,332,401
Essential CRO Vendor	3,610,518	3,610,518
Convertible Debenture Interest	1,533,333	400,000	800,000	333,333
Convertible Debenture	4,000,000	-	-	4,000,000	-	-
Total	$10,711,651	$5,575,573	$802,745	$4,333,333	$-	$-

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

(1) The above milestones have been amended and deferred as a condition of the convertible debentures issued January 3, 2008.  If the respective milestone is achieved, payment of these milestones will be deferred until such time as 1) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee or at least $10 million, and 2) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash.  Additionally, the Vela acquisition agreement has been amended to defer the equity milestones issuable to the Vela shareholders related to such Phase 2b events until November 2009 at the earliest.

Management believes that the current cash, cash equivalents and short term investments, totaling $4.7 million as of December 31, 2008, will be sufficient to support the Company’s currently planned continuing operations through at least March 31, 2009. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. The Company adopted EITF 07-03 on January 1, 2008. At December 31, 2008 there was $519,000 in capitalized prepayments.

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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability

(debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of its year ending December 31, 2009. The Company is currently evaluating the impact that FSP APB 14-1 will have on its financial statements.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we

conducted an evaluation of the effectiveness of Pharmos’ internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Pharmos’ internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the Company are as follows:

Name	Age	Position
Robert F. Johnston	72	Executive Chairman of the Board of Directors
S. Colin Neill	62	President, Chief Financial Officer, Secretary and Treasurer
Srinivas Akkaraju, MD, Ph.D*	40	Director
Anthony B. Evnin, Ph.D*	67	Director
Charles W. Newhall III	64	Director

*	Members of the Audit Committee

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

S. Colin Neill became President of Pharmos in January 2008, and has served as Chief Financial Officer, Secretary, and Treasurer of Pharmos since October 2006. Prior to becoming President, he also served as Senior Vice President from October 2006 to January 2008. From September 2003 to October 2006, Mr. Neill served as Chief Financial Officer, Treasurer and Secretary of Axonyx Inc., a biopharmaceutical company that develops products and technologies to treat Alzheimer's disease and other central nervous system disorders, where he played an integral role in the merger between Axonyx and TorreyPines Therapeutics Inc., a privately-held biopharmaceutical company. Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc., a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its successful sale in 2001. Following that sale from April 2001 to September 2003 Mr. Neill served as an independent consultant assisting small start-up and development stage companies in raising capital. Earlier experience was gained as Vice President Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a masters degree in Accounting and Finance from the London School of Economics. He is a Certified Public Accountant in New York State and a Chartered Accountant in Ireland. Mr. Neill serves on the board of  Pro Pharmaceuticals, Inc. and from April 2004 to June 2008 on the board of OXIS International, Inc.

Srinivas Akkaraju, M.D., Ph.D., a director since October 2006, is a Managing Director of New Leaf Venture Partners. Dr. Akkaraju joined New Leaf in January 2009.  Previously he was a managing director of Panorama Capital, LLC, a private equity firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Panorama Capital is advising J.P. Morgan Partners as to its investment in the Company. Prior to August 1, 2006, Dr. Akkaraju was a Partner with J.P. Morgan Partners, LLC which he joined in April 2001. Prior to JPMorgan Partners, LLC, from October 1998 to April 2001, Dr. Akkaraju was in the Business and Corporate Development group at Genentech, Inc. where he served in various capacities, most recently as Senior Manager and project team leader for one of Genentech’s clinical development products. Dr. Akkaraju is currently a member of the Board of Directors of Amarin, Inc., Seattle Genetics, Inc., and several private biotechnology companies. Dr. Akkaraju received his undergraduate degrees in Biochemistry and Computer Science from Rice University and his M.D. and Ph.D. in Immunology from Stanford University.

Anthony B. Evnin, Ph.D., a director since October 2006, is a General Partner of Venrock, a venture capital firm, where he has been a Partner since 1975. He is currently a member of the Board of Directors of Icagen, Inc., Infinity Pharmaceuticals, Inc and Sunesis Pharmaceuticals, Inc., as well as being on the Board of Directors of a number of private companies. Dr. Evnin received an A.B. in Chemistry from Princeton University and a Ph.D. in Chemistry from the Massachusetts Institute of Technology.

Charles W. Newhall, III, a director since October 2006, co-founded New Enterprise Associates (NEA). Founded in 1977, Baltimore-based NEA is one of the largest Venture Capital firms in the United States. To date Mr. Newhall has served as a director of over 40 venture backed companies. Many have gone public and have been acquired. Several of these companies achieved market capitalizations in excess of $1 billion. He also started several healthcare information technology companies like PatientKeeper, TargetRx, and LifeMetrix. Some of his current board memberships include Vitae Pharmaceuticals, Supernus Pharmaceuticals, Bravo Health, TargetRx, Sensors for Medicine and Science, and BrainCells Inc. In 1986 he founded the Mid-Atlantic Venture Capital Association (MAVA), which now has over 80 venture capital firms that are members, and is one of the most active regional venture associations in the country. He is Chairman Emeritus of MAVA. Before NEA, Mr. Newhall was a Vice President of T. Rowe Price. He served in Vietnam commanding an independent platoon including an initial reconnaissance of Hamburger Hill. His decorations include the Silver Star and Bronze Star V (1st OLC). He received an MBA from Harvard Business School, and an Honors Degree in English from the University of Pennsylvania.

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

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent registered public accounting firm and evaluating the Company’s accounting policies and its system of internal controls.  The Audit Committee is comprised of two members: Messrs. Evnin and Akkaraju, both of whom are independent directors.  This is not in compliance with Nasdaq’s requirement that the Audit Committee consist of at least three independent directors.  Mr. Evnin is the designated “audit committee financial expert” under Item 407(d)(5) of Regulation S-K.  Mr. Evnin is considered “independent” under applicable Nasdaq rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2008, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.  The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

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

Equity Compensation.  Mr. Neill also received a portion of his bonus for 2007 in the form of 75,000 shares of common stock. Seeking to base a significant part of their respective compensation on future performance, the Committee in January 2008 awarded 350,000 ten-year stock options to Mr. Johnston and 130,000 ten-year stock options to Mr. Neill all under the Company’s 2000 Stock Plan. Mr. Johnston was also be eligible for an additional grant of 100,000 ten-year stock options on October 1, 2008 if certain performance-based milestones are achieved prior to that date in the areas of corporate development and clinical product trials.   Those milestones were not achieved and the options were not granted.

December 2007 and January 2008 Officer Transitions

On December 12, 2007 Alan Rubino resigned as President and Chief Operating Officer of the Company. On January 3, 2008, the Company announced that Elkan Gamzu, Ph.D., who had been Chief Executive Officer, retired from that position (Dr. Gamzu remained on the Board through December 30, 2008). Robert F. Johnston was named as the Company’s new Executive Chairman of the Board of Directors, and Colin Neill was named to serve as President in addition to his responsibilities as Chief Financial Officer, Treasurer and Secretary.

Bonuses for 2008 and Compensation Determinations for 2009

Cash Compensation. Through February 18, 2009, the Compensation and Stock Option Committee has awarded no 2008 cash bonuses nor has the Committee awarded any 2009 salary increases based on the Company’s limited capital resources.

Equity Compensation.  Through February 18, 2009, the Compensation and Stock Option Committee has made no equity compensation awards.

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

THE COMPENSATION AND

STOCK OPTION COMMITTEE
Anthony B. Evnin
Charles W. Newhall, III

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the President, Chief Executive Officer and Executive Chairman of the Company in 2008 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2008.
Name/Principal Position	Year	Salary		Bonus		Option Awards	All Other Compensation		Total Compensation

S. Colin Neill	2008	$300,000		-		$ 38,426	$21,517	(3)	$359,943
President,	2007	$265,000		$75,000	(2)	$ 31,036	$20,712	(3)	$391,748
Chief Financial Officer,	2006	$62,938	(1)	$38,750		$ 40,199	$ 2,800	(3)	$144,687
Secretary & Treasurer

Elkan R. Gamzu, Ph.D,	2008	-		-		-	-		-
Former Director and former	2007	$452,500	(4)			$18,346	$6,750	(5)	$477,596
Chief Executive Officer	2006	-		-		-	-		-

Robert F. Johnston	2008	-		-		$ 27,681	-		$27,681
Executive Chairman	2007	-		-		-	-		-
	2006	-		-		-	-		-

(1)	Mr. Neill joined Pharmos Corporation in October 2006. He became President in January 2008.
(2)	Consists of $50,000 in cash and 75,000 shares of common stock valued at $25,000.
(3)
In 2008, consists of $6,900 in 401k employer contribution, $5,617 in life insurance and $9,000 in automobile allowance.  In 2007, consists of $6,750 in 401k employer contribution, $4,962 in life insurance and $9,000 in automobile allowance.  In 2006, consists of $662 in 401k employer contribution and $2,138 in automobile allowance.

(4)	Dr. Gamzu served as Chief Executive Officer from March 2007 to January 2008. Dr. Gamzu’s compensation consists of $252,500 in salary and $200,000 in employment contract severance payments.
(5)	Consists of 401k employer contribution.

GRANTS OF PLAN-BASED AWARDS IN 2008

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

S. Colin Neill (1)	1/23/2008	130,000	$0.35	$30,844
Robert F. Johnston (2)	1/23/2008	350,000	$0.35	$83,042

(1)  25% of the options granted to Mr. Neill vest upon the first anniversary of the grant with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(2)  One third of the options granted to Mr. Johnston vest immediately with the remaining two thirds of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.

All option grants in 2008 were made under the Company’s 2000 Stock Option Plan.

OPTION EXERCISES AND STOCK VESTED IN 2008

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
S. Colin Neill	-	$ -	75,000 (1)	$ 26,250

(1)	Mr. Neill received 75,000 shares of common stock in January 2008, with a fair market value of $26,250 as part of his 2007 bonus compensation.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan awards: Number of securities underlying unexercsied Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That have not vested ($)

S. Colin Neill	0	130,000 (1)	130,000	$0.35	1/23/2018
	17,500	22,500 (2)	40,000	$1.84	1/17/2017
	55,000	35,000 (3)	90,000	$1.75	10/5/2016
	72,500	187,500	260,000

Robert F. Johnston	116,667	233,333 (4)	350,000	$0.35	1/23/2018

(1)  25% of the options were scheduled to vest upon the first anniversary of the grant date January 23, 2008 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(2)  25% of the options granted vested upon the first anniversary of the grant date of January 17, 2007 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(3) The remaining options are scheduled to vest in seven equal increments on a quarterly basis beginning on January 5, 2009.
(4)  One third of the options granted to Mr. Johnston vested immediately with the remaining two thirds of the grant vesting ratably on a quarterly basis over the three years commencing on the first anniversary of the grant.

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

As of December 31, 2008, 2,737,106 options to purchase shares of the Company’s Common Stock were outstanding under various option plans. During 2008, the Company granted 854,000 options to purchase shares of its Common Stock to employees, directors and consultants.

A summary of the various established stock option plans is as follows:

1992 Plan.  The maximum number of shares of the Company’s Common Stock available for issuance under the 1992 Plan is 150,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate would again be available for options to be issued under the 1992 Plan. As of December 31, 2008, there were no options outstanding to purchase the Company’s Common Stock under this plan. The Company does not plan to issue any additional options from the 1992 Plan.

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

The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares.  Under the 2001 Plan, for any given calendar year, a participating employee can only be granted Rights to purchase that number of shares which, when multiplied by the exercise price of the Rights, does not exceed more than 10% of the employee’s base pay. To date, the Company has issued 12,560 shares of its common stock under the 2001 Plan. The Company did not issue any shares under the 2001 Plan in 2008.

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

1997 Employees and Directors Warrants Plan

The 1997 Employees and Directors Warrants Plan was approved by the Stock Option Committee as of February 12, 1997 and March 19, 1997.  206,000 Warrants to purchase 206,000 shares of Common Stock were granted to certain employees of the Company. Of such warrants, 191,000 were granted at an exercise price of $7.95 per share and 15,000 were granted and an exercise price of $8.30 per share (together, the “1997 Employees Warrants”). The 1997 Employees Warrants become exercisable in increments of 25% each on their first, second, third and fourth anniversaries, respectively, and expired in the year 2007.  20,000 Warrants to purchase 20,000 shares of Common Stock were granted to directors of the Company at an exercise price of $7.95 per share (the “1997 Directors Warrants”) on February 12, 1997. The 1997 Directors Warrants become exercisable in increments of 25% each on the first, second, third and fourth anniversaries of February 12, 1997 and shall expire on February 12, 2007. At December 31, 2008, there were no employee warrants outstanding.

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

Employment Contracts

Elkan R. Gamzu.  Dr. Gamzu resigned on January 3, 2008. In February 2007, the Compensation and Stock Option Committees of the Board of Directors recommended, and the Board approved, an employment agreement for Dr. Gamzu as full time Chief Executive Officer of the Company.  Dr. Gamzu’s base compensation for 2007, effective February 26, was $300,000.  Dr. Gamzu’s agreement allows for an annual bonus of up to 25% of his base salary upon the attainment of agreed upon goals and milestones.  In subsequent years, the bonus is to range from minimum of 25% of base salary to target of 50% of base salary, with no maximum limit, based on milestones and determined by the CEO and Compensation Committee.  The other provisions of Dr. Gamzu’s employment agreement relate to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations.

S. Colin Neill. In October 2006, the Compensation and Stock Option Committees of the Board of Directors recommended, and the Board approved, a one year employment agreement for Mr. Neill as full time Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.  Mr. Neill’s initial base compensation was $265,000. The other provisions of Mr. Neill’s employment agreement relate to benefits, severance arrangements, automatic renewal and confidentiality and non-competition obligations. Mr. Neill received a sign-on bonus of $20,000 in October 2006.  Mr. Neill was named President on January 3, 2008 and retained all previous titles and positions.

Compensation of Directors

Our Director compensation policy is as follows:

1.
At the election of each Director, either (i) 20,000 fully vested ten-year stock options are granted in January and 20,000 fully vested ten-year stock options are granted on July 1, or (ii) a cash payment of $6,000 is made in January and $6,000 on July 1; and

2.
The Chairman of the Audit Committee will be granted an additional 5,000 fully vested ten-year stock options in January and 5,000 fully vested ten-year stock options on July 1; and the Chairmen of the Compensation and the Governance and Nominating Committees will each be granted an additional 2,500 fully vested ten-year stock options in January and 2,500 fully vested ten-year stock options on July 1.

DIRECTOR COMPENSATION FOR 2008

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash($)	Option Awards	Total
Srinivas Akkaraju, M.D., Ph.D.	0	$16,711	$16,711
Anthony B. Evnin, Ph.D.	0	$17,967	$17,967
Elkan R. Gamzu, Ph.D. (2)	0	$22,457	$22,457
Lloyd I. Miller, III (3)	0	$17,001	$17,001
Charles W. Newhall, III	0	$17,967	$17,967

(1)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2008.  Other than the options issued to Mr. Miller, which expired 90 days after his departure from the Board on August 5, 2008, all options awarded to Directors in 2008 remained outstanding at fiscal year-end.

(2)	Dr. Gamzu retired from the Board at the end of his elected term on December 30, 2008.
(3)	Mr. Miller retired from the Board effective August 5, 2008.

Director Retirements and New Director Appointment in 2008

On January 3, 2008, the Company announced the retirement of Haim Aviv, Ph.D., David Schlachet and Mony Ben Dor from the Board of Directors.  On that date, the Board appointed Robert F. Johnston to the Board to serve as Executive Chairman.

Abraham Sartani retired from the Board on February 11, 2008, Lloyd I. Miller retired from the Board effective August 5, 2008, and Elkan Gamzu, PhD, retired from the board at the end of his elected term on December 30, 2008.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Stock Option Committee in 2008 were Anthony B. Evnin and Charles W. Newhall, III.  There were no interlocks on the Compensation and Stock Option Committee in 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,775,081	$3.27	1,799,017
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,775,081	$3.27	1,799,017

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of February 18, 2009, except as set forth in the footnotes, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company’s Stock, (ii) each of the Company’s executive officers and Directors, and (iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person’s name.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Total (1)
Robert F. Johnston c/o Pharmos Corporation 99 Wood Avenue South, Suite 311, Iselin, NJ 08830	1,488,806	(2)	5.5%
Srinivas Akkaraju, M.D., Ph.D. c/o Panorama Management, LLC 2440 Sand Hill Road, Suite 302, Menlo Park, CA 94025	2,915,160	(3)	10.8%
Anthony B. Evnin c/o Venrock Associates 530 Fifth Avenue, 22nd Floor, New York, NY 10036	1,656,376	(4)	6.2%
Charles W. Newhall, III c/o New Enterprise Associates 1119 St. Paul Street, Baltimore, MD 21202	2,253,988	(5)	8.4%
S. Colin Neill c/o Pharmos Corporation 99 Wood Avenue South, Suite 311, Iselin, NJ 08830	187,500	(6)	*
All Current Directors and Executive Officers as a group (five persons)	8,501,830	(7)	30.8%
JP Morgan Partners BHCA LLP c/o JP Morgan Partners, LLC 270 Park Avenue, 39th Floor, New York, NY 10017	2,845,160		10.6%
New Enterprise Associates 10, LP 1119 St. Paul Street, Baltimore, MD 21202	2,176,488		8.1%
Venrock Assoicates Venrock Associates III LP Venrock Entrepreneurs Fund III LP 530 Fifth Avenue, 22nd Floor, New York, NY 10036	1,578,876		5.9%

* Less than 1%.

(1)
Based on 26,798,526 shares of common stock outstanding, plus each individual’s warrants or options which are either currently exercisable or will be exercisable within 60 days of the date set forth above.  Assumes that no other individual will exercise any warrants and/or options.

(2)	Consists of 1,043,099 outstanding shares, 136,111 shares issuable upon exercise of currently exercisable options, and 309,596 shares issuable upon conversion of a debenture.

(3)	Consists of shares beneficially owned by JP Morgan Partners BHCA LLP and 70,000 shares issuable upon exercise of currently exercisable options.

(4)	Consists of shares beneficially owned by Venrock Associates, Venrock Associates III LP and Venrock Entrepreneurs Fund III LP and 77,500 shares issuable upon exercise of currently exercisable options.

(5)	Consists of shares beneficially owned by New Enterprise Associates 10, LP and 77,500 shares issuable upon exercise of currently exercisable options.

(6)	Consists of 75,000 outstanding shares and 112,500 shares issuable upon exercise of currently exercisable options.

(7)	Consists of 7,718,623 outstanding shares, 473,611 shares issuable upon exercise of currently exercisable options, and 309,596 shares issuable upon conversion of a debenture.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Director Independence.  The Company has determined that three of the four Directors serving at December 31, 2008 (Srinivas Akkaraju, Anthony B. Evnin, and Charles W. Newhall, III), were independent under applicable Nasdaq rules.

Item 14. Principal Accounting Fees and Services

Audit fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of the Company's consolidated financial statements as of and for the years ended December 31, 2008 and 2007, its reviews of the Company's unaudited consolidated interim financial statements, and for SEC filings were $208,000 and $257,000, respectively.

Audit-related fees

There were no audit—related fees in 2008 and 2007.

Tax fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its income tax compliance and related tax services for the years ended December 31, 2008 and 2007 were $0 and $0, respectively.

All other fees

A fee of $1,500 was incurred in each of 2008 and 2007 in relation to subscription services for accounting related topics. The Company also licenses Automated Disclosure Checklist - Client Assist from PricewaterhouseCoopers LLP at no cost.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder).  The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by PricewaterhouseCoopers LLP in 2008.

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

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2008 and 2007

Consolidated statements of operations for the years ended

December 31, 2008, 2007 and 2006

Consolidated statements of changes in shareholders’ equity

for the years ended December 31, 2008, 2007 and 2006

Consolidated statements of cash flows for the years ended

December 31, 2008, 2007, and 2006

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

2(d)
Amendment No. 3 to Agreement and Plan of Merger dated as of January 3, 2008 by and among Pharmos Corporation and the Representatives named therein (incorporated by reference to Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed January 4, 2008).

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

4(v)	10% Convertible Debenture dated as of January 3, 2008 of Pharmos Corporation (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

4(w)
Registration Rights Agreement dated as of January 3, 2008 by and among Pharmos Corporation and the Purchasers named therein (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

4(x)
Amendment No. 2 dated as of January 3, 2008 to the Rights Agreement, dated as of September 5, 2002, as amended on October 23, 2006 (the ÒRights AgreementÓ), between Pharmos Corporation and American Stock Transfer & Trust Co., as Rights Agent (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 4, 2008).

4(y)
Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2008 by and among Pharmos Corporation and the Purchasers named therein (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2008).

4(z)
Amendment No. 2 to Registration Rights Agreement by and among Pharmos Corporation and the Purchasers named therein (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4(aa)
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

10(dd)
Securities Purchase Agreement dated as of January 3, 2008 by and among Pharmos Corporation and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed January 4, 2008).

10(ee)
Letter Agreement dated January 3, 2008 regarding Additional Debenture Investment among Pharmos Corporation, New Enterprise Associates 10, Limited Partnership, Lloyd I. Miller, III and Robert F. Johnston (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed January 4, 2008).

10(ff)	Agreement dated January 3, 2008 between Pharmos Corporation and Mony Ben Dor (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed January 4, 2008).

10(gg)	Agreement dated January 3, 2008 between Pharmos Corporation and David Schlachet (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed January 4, 2008).

10(hh)	Agreement dated January 3, 2008 between Pharmos Corporation and Haim Aviv (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed January 4, 2008).

21	Subsidiaries of the Registrant

21(a)	Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form
10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23	Consents of Experts and Counsel

23(a) ***	Consent of PricewaterhouseCoopers LLP

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

PHARMOS CORPORATION

By: /s/ Robert F. Johnston
__________________________________________

Robert F. Johnston
Executive Chairman
(Principal Executive Officer)

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                                   Title                                                                  Date

/s/ S. Colin Neill__________
S. Colin Neill                                                President and Chief Financial Officer                                                                            February 27, 2009
(Principal Financial and Accounting Officer)

/s/ Srinivas Akkaraju_________

Srinivas Akkaraju, MD, Ph.D                    Director                                                       February 27, 2009

/s/ Anthony B. Evnin______

Anthony B. Evnin, Ph.D                             Director                                                                              February 27, 2009

/s/ Charles W. Newhall, III _____
Charles W. Newhall, III                               Director                                                                              February 27, 2009

Pharmos Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Pharmos Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for advance payments for research and development activities in 2008, for share-based compensation in 2006, and adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
February 25, 2009

PHARMOS CORPORATION
Consolidated Balance Sheets
	December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$4,730,282	$7,481,741
Short-term investments	-	3,686,568
Restricted cash	38,998	86,695
Research and development grants receivable	-	3,859
Prepaid expenses and other current assets	1,049,898	225,185
Total current assets	5,819,178	11,484,048

Fixed assets, net	9,692	424,458
Restricted cash	-	65,031
Severance pay funded	-	264,934
Other assets	143,294	136,488

Total assets	$5,972,164	$12,374,959

Liabilities and Shareholder's Equity
Current liabilities
Accounts payable	$883,966	$768,768
Accrued expenses	615,663	404,937
Accrued wages and other compensation	87,000	805,995
Total current liabilities	1,586,629	1,979,700

Other liability	44,316	51,888
Severance pay	-	358,706
Convertible debentures	4,000,000	-
Total liabilities	5,630,945	2,390,294

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 60,000,000 shares authorized, 26,210,290 and 25,603,759 issued in 2008 and 2007, respectively	786,307	768,112
Paid-in capital in excess of par	206,309,096	205,881,331
Accumulated deficit	(206,753,758)	(196,664,352)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	341,219	9,984,665

Total liabilities and shareholders' equity	$5,972,164	$12,374,959

The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION Consolidated Statements of Operations
	Year ended December 31,
Expenses	2008	2007	2006
Research and development, gross	$9,028,705	$11,457,566	$8,956,821
Grants	-	(812,042)	(1,445,513)
Research and development, net of grants	9,028,705	10,645,524	7,511,308
In-process acquired research and development	-	-	20,607,575
General and administrative	1,965,243	6,698,601	9,108,867
Depreciation and amortization	106,236	235,134	314,769
Total operating expenses	11,100,184	17,579,259	37,542,519

Loss from operations	(11,100,184)	(17,579,259)	(37,542,519)

Other income (expense)

Interest income	255,751	938,312	1,778,042
Interest expense	(490,537)	-	-
Change in value of warrants	-	11,435	27,445
Other income (expense)	41,438	47,905	(12,712)
Other (expense) income, net	(193,348)	997,652	1,792,775

Loss before income taxes	$(11,293,532)	$(16,581,607)	$(35,749,744)
Income tax benefit	(1,204,126)	(955,782)	(612,775)

Net loss	$(10,089,406)	$(15,625,825)	$(35,136,969)

Net loss per share
- basic and diluted	$(0.39)	$(0.61)	$(1.74)

Weighted average shares outstanding
- basic and diluted	25,934,973	25,591,660	20,249,714

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Years ended December 31, 2008, 2007 and 2006

________________________________________________________________________________________________________________________________

	Common Stock					Treasury Stock
	Shares	Amount	Deferred Compensation	Paid-in Capital in Excess of Par	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2005	19,065,784	$571,973	$(529,393)	$191,093,338	$(145,901,558)	2,838	$(426)	$45,233,934

Stock and option issuance for employee compensation and amortization of retention award				1,363,092				1,363,092
Issuance of Common Stock for Vela Acquisition, ne t of direct costs of $32,007	6,500,000	195,000		12,772,993				12,967,993
Reclassify deferred Compensation to Paid in Capital			529,393	(529,393)

Net loss					(35,136,969)			(35,136,969)
December 31, 2006	25,565,784	766,973	0	204,700,030	(181,038,527)	2,838	(426)	24,428,050

Stock and option issuance for employee compensation and amortization of retention award				1,182,440				1,182,440
Issuance of Retention Award Shares	37,975	1,139		(1,139)
Net Loss					(15,625,825)			(15,625,825)
December 31, 2007	25,603,759	768,112	$0	205,881,331	(196,664,352)	2,838	(426)	9,984,665

Stock and option issuance for employee compensation	160,716	4,821		281,561				286,382
Issuance of Common Stock for Debenture Interest payment	445,815	13,374		146,204				159,578
Net Loss					(10,089,406)			(10,089,406)
December 31, 2008	26,210,290	$786,307	$0	$206,309,096	$(206,753,758)	2,838	$(426)	$341,219

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Cash Flows
Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(10,089,406)	$(15,625,825)	$(35,136,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,236	235,134	314,769
Provision for severance pay	(358,706)	(961,918)	305,977
Change in the value of warrants	-	(11,435)	(27,445)
Share-based compensation	286,382	1,182,441	1,363,092
Debenture interest paid in common stock	159,578
Non cash portion of in-process research and development charge	-	-	13,000,000
Gain on disposition of fixed assets	(213,677)	(12,383)	-
Changes in operating assets and liabilities:
Research and development grants receivable	3,859	294,006	436,372
Prepaid expenses and other current assets	(454,713)	199,473	118,451
Other assets	(6,806)	(111,474)	3,482
Accounts payable	115,198	105,576	143,788
Accrued expenses	210,726	(484,846)	314,561
Accrued wages and other compensation	(718,995)	(196,577)	(495,209)
Other liabilities	(7,572)	(25,794)	(43,222)
Net cash used in operating activities	(10,967,896)	(15,413,622)	(19,702,353)

Cash flows from investing activities
Purchases of fixed assets	(1,730)	(176,592)	(165,366)
Proceeds from disposition of fixed assets	153,937	122,839	-
Purchase of short-term investments	-	(6,933,488)	(23,312,980)
Proceeds from sale of short-term investments	3,686,568	16,419,593	45,888,650
Severance pay funding	264,934	710,876	(203,611)
Decrease (increase) in restricted cash	112,728	(4,878)	(4,447)
Net cash provided by investing activities	4,216,437	10,138,350	22,202,246

Cash flows from financing activities
Costs from registration of common stock issued with Vela Acquisition	-	-	(32,007)
Proceeds from issuance of convertible debentures	4,000,000	-	-
Net cash provided by (used in) financing activities	4,000,000	-	(32,007)

Net increase (decrease) in cash and cash equivalents	(2,751,459)	(5,275,272)	2,467,886

Cash and cash equivalents at beginning of year	7,481,741	12,757,013	10,289,127

Cash and cash equivalents at end of year	$4,730,282	$7,481,741	$12,757,013

Supplemental information:
Interest paid	$53,201	-	-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued with Vela acquisition	-	-	$13,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.	The Company

Pharmos Corporation (the “Company” or “Pharmos” is a bio-pharmaceutical company that is focused on the development and execution of a clinical trial for Dextofisopam for the treatment of Irritable Bowel Syndrome (IBS). Earlier work performed in the Pharmos Israel facilities covering the discovery and development of novel therapeutic drugs to treat a range of indications including pain, inflammatory, autoimmune and select CNS disorders is available for licensing or sale.

The Company has executive offices in Iselin, New Jersey. The Company’s office in Israel was closed effective October 31, 2008.

2.	Liquidity and Business Risks

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $206.8 million as of December 31, 2008 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $4.7 million as of December 31, 2008, will be sufficient to support the Company’s currently planned continuing operations through at least March 31, 2009.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 26, 2007, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the minimum bid price of its common stock had fallen below $1.00 for 30 consecutive business days and that it was therefore not in compliance with Nasdaq listing rules. The Company had until March 24, 2008 (180 calendar days from September 26, 2007) to regain compliance. On March 25, 2008, Pharmos received notice from Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(D), Pharmos was provided an additional period of 180 calendar days, or until September 22, 2008, to regain compliance.

On September 23, 2008, the Company was notified by Nasdaq that it had failed to regain compliance with Marketplace Rule 4310. The Company requested a hearing on the matter. Subsequent to the hearing request, Pharmos received notice from Nasdaq that the minimum bid price and market value of publicly held shares requirements were suspended through January 16, 2009, which has been again extended to April 20, 2009.

Pharmos Corporation
Notes to Consolidated Financial Statements

On November 11, 2008, the Company received notice from Nasdaq that it was not in compliance with Nasdaq Marketplace Rule 4310(c)(3), which requires it to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  At December 31, 2008, the Company’s stockholders’ equity was $341,219, the market value of its listed securities was $2,096,823, and the Company had net losses from its continuing operations for the three most recently completed fiscal years.  We were granted additional time to February 24, 2009 to regain compliance.  We have not regained compliance and have the option of requesting an appeal hearing.

Under these circumstances, Nasdaq is reviewing the Company’s eligibility for continued listing on the Nasdaq Capital Market. In order to facilitate this review, the Company provided to Nasdaq, on November 26, 2008, its specific plan to achieve and sustain compliance with all of the Nasdaq continued listing requirements, including the time frame for completion of the plan. Regaining compliance is contingent upon completion of a financing.

No assurance can be given that the Company will regain compliance with Nasdaq’s continued listing standards. If the Company’s common stock were to be delisted from Nasdaq, liquidity for its common stock could be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of its common stock.

3.    Convertible Debentures

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

The Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the first interest payment date, July 15, 2008, in common stock and received waivers from three of the four holders of the convertible debentures to pay the interest in common stock notwithstanding the absence of a registration statement. The interest conversion rate is defined as the greater of (i) the average of the five closing prices immediately prior to the applicable interest payment date, (ii) the closing price on the date of the second closing (which has not occurred to date), and (iii) the closing price on the date of the first closing (which was $0.34). The average of the five closing prices prior to July 15, 2008 was $0.358. The dollar amount of interest incurred from January 3, 2008 (the debenture inception) to July 14, 2008 to be paid in stock amounted to $159,602 which, converted at $0.358 per share, resulted in an aggregate of 445,815 shares issued to the debenture holders who agreed to receive interest in the form of common stock. In addition, the Company made a cash interest payment of $53,201 to the fourth debenture holder.   The January 2009 interest payment of $200,000 was paid to the debenture holders in 588,236 shares of common stock.

The closing price on the date of the first closing was $0.34 which means that, under the payment terms of the Convertible Debentures, up to an additional 5,294,118 shares of common stock could be issued as interest over the life of the Convertible Debentures. Should the price of the common stock be greater than $0.34 at the payment date, fewer shares would be issued.

Pharmos Corporation
Notes to Consolidated Financial Statements

Under the terms of the offering, the Company may raise gross proceeds up to an aggregate of $8,000,000 from the sale of Debentures in the placement (including the Debentures issued at the initial closing).  A second closing was targeted for no later than 45 days from the date of the initial closing but did not occur.

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

The Company incurred $217,083 in financing costs which have been capitalized and are being amortized utilizing an effective interest rate of 7%.  $92,735 in costs have been amortized in the year ended December 31, 2008. These costs have been included in interest expense.

4.	Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd. and Vela Pharmaceuticals.  All significant intercompany balances and transactions are eliminated in consolidation.  The functional currency for Pharmos Ltd is the US dollar.  Vela Acquistion Corp. is dormant and was used as the vehicle to acquire Vela Pharmaceuticals Inc. in October 2006.  The Israel operations, research and development activities ceased effective October 31, 2008 and the Company is voluntarily liquidating Pharmos Ltd.

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

The following table summarized the equivalent number of potential common shares assuming the related securities that were outstanding as of December 31, 2008 and 2007 had been converted.

	2008	2007
Stock options	2,737,106	2,420,386
Warrants	-	297,739
Total potential dilutive securities not included in loss per share	2,737,106	2,718,125

Pharmos Corporation
Notes to Consolidated Financial Statements

On January 3, 2008 the Company issued $4,000,000 in convertible debentures (see note 3).  Starting on November 1, 2009 these debentures may be converted into common shares at the option of the holder.  The conversion price is fixed at $0.70 per share and could result in an additional 5,714,286 common shares.  These shares have been excluded from the diluted loss per share since inclusion would have been anti-dilutive.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of commercial paper and money market accounts at December 31, 2008 and 2007.

Investments

The Company considers all investments that are not considered cash equivalents and with a maturity of less than one year from the balance sheet date to be short-term investments. The Company considers all investments with a maturity of greater than one year to be long-term investments except for auction-rate securities as discussed below. All investments are considered as held-to-maturity and are carried at amortized cost, as the Company has both the positive intent and ability to hold them to maturity. The Company invests in a variety of instruments such as commercial paper, US Government securities and corporate securities with an effective maturity of less than one year.  In 2007, some of the Company’s investments were in auction-rate securities (ARS) that are held as investments available for sale. Auction rate securities are instruments with long-term underlying maturities, but for which an auction is conducted periodically, as specified, to reset the interest rate and allow investors to buy or sell the instruments. Because auctions generally occur more often than annually, and because the Company holds these instruments in order to meet short-term liquidity needs, the auction rate securities are classified as short-term investments in the Consolidated Balance Sheet. Interest income includes interest, amortization of investment purchases premiums and discounts, and realized gains and losses on sales of securities. Realized gains and losses on sales of investment securities are determined based on the specific identification method. The Consolidated Statement of Cash Flows reflects the gross amount of the purchases of short term investments and the proceeds from maturities of short term securities and sales of auction rate securities.

Realized gains and losses on sales of investment securities are determined based on the specific identification method.

The table below does not show any short term investments at December 31, 2008 as all the Company’s investments were in cash and cash equivalents.

2007
Securities greater than 90 days	$1,036,568
Auction Rate Securities	$2,650,000
Total Short Term Investments	$3,686,568

Revenue recognition

The Company’s policy with respect to license fees is to recognize revenue when all performance obligations are completed. The Company had no product sales revenue during 2008, 2007, or 2006 and does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

Research and development costs

All research and development costs are expensed when incurred. The Company accounts for reimbursements of research and development costs as a reduction of research and development expenses as the underlying expenses are incurred.

Pharmos Corporation
Notes to Consolidated Financial Statements

Research and development grants receivable

As of December 31, 2007 research and development grant receivable consist of grants for research and development relating to certain projects. Research and development grants are recognized as a reduction of research and development expenses.

Restricted cash

The Company has a lease agreement for the premises it occupies in New Jersey. The lease agreement expires in December 2009. The lease agreement was secured by a letter of credit of $65,031 which was released and included in our cash and cash equivalent balances in 2008. This amount was included in restricted cash at December 31, 2007.

A deposit of $38,998, relating to Pharmos Ltd., was included in restricted cash at December 31, 2008.

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

Severance pay

The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its Israeli employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.  At December 31, 2008, the Company no longer has any employees in Israel.  All Israel severance pay obligations have been settled as of December 31, 2008 with the corresponding reduction of the value of these policies and the related severance liability.

Severance expenses in Israel for the years ended December 31, 2008, 2007 and 2006 amounted to $51,102, $267,879, and $396,826, respectively and have been included in the appropriate R&D and G&A expense categories.

Income taxes

Pharmos Corporation
Notes to Consolidated Financial Statements

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

Effective January 1, 2007, the Company adopted, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Pharmos conducts business in the US and Israel and, as a result, files US, New Jersey and Israeli income tax returns. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows.

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

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, investments, other receivables, other assets, accounts payable and accrued liabilities, approximate fair value due to their short term maturities.

Share based compensation

The Company has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, restricted stock awards, and other stock unit awards. The maximum number of shares of Common Stock available for issuance under the 2000 Plan, as amended, is 4,700,000 shares. At December 31, 2008, awards relating to 2,737,106 shares were outstanding. Pharmos stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have 10 year terms, and vest no later than four years from the date of grant.

Pharmos Corporation
Notes to Consolidated Financial Statements

Under the terms of the Pharmos Employee Stock Purchase Plan (ESPP), all full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares.  During the years ended December 31, 2008 & 2007, no shares were purchased under the ESPP and 87,440 shares remain for issuance under the 2001 Plan.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). The Company has elected to expense these awards on a straight line basis over the life of the awards. As a result of adopting SFAS 123R, the Company’s net loss before income taxes and net loss for the years ended December 31,2008, 2007 and 2006 were $230,110, $1,076,606 and $939,500 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the years ended December 31, 2008, 2007 and 2006 of $(0.39), $(0.61) and $(1.74) are $0.01, $0.04 and $0.05 more as a result of adopting SFAS 123R.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the years ended December  31, 2008, 2007 and 2006 include expense for all equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. During the years ended December 31, 2008, 2007 and 2006, the Company recognized compensation expense of $230,110, $1,076,606 and $939,500 for stock options which were recognized in the Consolidated Statement of Operations. As of December 31, 2008 the total compensation costs related to non-vested awards not yet recognized is $191,000 which will be recognized over the next three and one-quarter years.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-03 on January 1, 2008. At December 31, 2008 there was $519,000 in capitalized prepayments.

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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability

(debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of its year ending December 31, 2009. The Company is currently evaluating the impact that FSP APB 14-1 will have on its financial statements.

5. Acquisition of Vela Pharmaceuticals, Inc.

In March 2006, the Company announced an agreement to acquire Vela Pharmaceuticals, Inc. (“Vela”), which has a Phase II product candidate, dextofisopam, in development to treat irritable bowel syndrome. The Company is dedicating substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction. The final merger agreement, as amended, was announced on September 5, 2006 and approved by the Company’s shareholders on October 25, 2006.

Pharmos Corporation
Notes to Consolidated Financial Statements

Under the amended Merger Agreement, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. Pharmos also agreed to reimburse Vela for $679,000 of  operating expenses from July 1, 2006 through closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of dextofisopam, aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. In the event that such shares or payments are issued or funded in future periods, a determination will then be made as to whether the values are to be written off as in - process research and development and charged to results of operations; such future charge could be material. None of the conditions requiring issuance of these contingent shares or funding these payments were met at December 31, 2008 except for a $1.0 million milestone payment made by Pharmos due upon the study’s commencement.

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

(1) The above milestones have been amended and deferred as a condition of the convertible debentures issued January 3, 2008.  If the respective milestone is achieved, payment of these milestones will be deferred until such time as 1) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee or at least $10 million, and 2) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash.  Additionally, the Vela acquisition agreement has been amended to defer the equity milestones issuable to the Vela shareholders related to such Phase 2b events until November 1, 2009 at the earliest.

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

The purchase price is as follows (in thousands):

F Fair value of Pharmos shares issued at closing	$13,000
Cash and advances paid	6,679
19,679
Transaction costs incurred by Pharmos	1,422
Purchase price	$21,101

The purchase price has been allocated based on a valuation of Vela’s tangible and intangible assets and liabilities and their following fair values (in thousands):

Proceeds receivable from sale of New Jersey State net operating losses	$493
In-process research and development	20,608
Total	$21,101

Pharmos Corporation
Notes to Consolidated Financial Statements

A substantial portion of the purchase price was considered to represent in-process research and development (“IPR&D) costs as the products have not, at the acquisition date, reached technological feasibility and do not have an alternate future use. Accordingly, such value was written off as a  charge to operations for the quarter and year ended December 31, 2006. The value of the IPR&D charge was determined based on a discounted forecast of the estimated net future cash flows for each project, adjusted for the estimated probability of technical success and regulatory approvals. The discount rate applied was 23%.

The Company’s 2006 consolidated statement of operations includes the results of operations from Vela from October 26, 2006 forward. The following table presents unaudited pro forma consolidated results of operations for Pharmos for the year ended December 31, 2006 as though the Vela acquisition was completed as of the beginning of the year.

December 31, 2006
Net loss attributable to common shareholders	$(37,760,577)
Net loss per share attributable to common shareholders:
Basic and diluted	$(1.48)
Weighted average shares outstanding	25,565,783

6.	Fixed Assets

Fixed assets consist of the following:

	December 31,
	2008	2007
Laboratory, pilot plant and other equipment	$-	$2,727,055
Leasehold improvements	158,023	839,713
Office furniture and fixtures	87,229	288,965
Computer equipment	234,538	822,835
	479,790	4,678,568
Less - Accumulated depreciation	(470,098)	(4,254,110)
Fixed Assets, net	$9,692	$424,458

Depreciation of fixed assets was $106,236, $235,134, and $314,769 in 2008, 2007 and 2006, respectively.

7. Grants for Research and Development

During 2008, 2007 and 2006, gross research and development costs amounted to $9,028,705, $11,457,566, and $8,956,821, respectively.

The Company has entered into agreements with the State of Israel, which provide for grants for research and development relating to certain projects.  Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense.  Such reductions amounted to $0, $812,042 and $1,445,513 during 2008, 2007 and 2006, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of the technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 3% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds up to the amount received and interest.

As of December 31, 2008, the total amounts received under such grants amounted to $17,897,830.  Aggregate future royalty payments related to sales of products developed, if any, as a result of these

Pharmos Corporation
Notes to Consolidated Financial Statements

grants are limited to $16,408,890, exclusive of interest, based on grants received through December 31, 2008.

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

8.      Shareholders Equity Transactions

2008 Transactions

During the first quarter of 2008, the Company incurred a non-cash charge of $56,250 for the award of 28,572 shares of common stock each to three departing board members in recognition for their service and 75,000 shares of common stock awarded to the President/CFO as part of his annual bonus. These shares were valued at their fair market value on the date of the awards.

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

During 2008, 2007 and 2006, there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan.  All full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding.  The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares. As of December 31, 2008, there were 87,440 shares remaining for issuance under the 2001 Plan.

For the year ended December 31, 2008, there were no options exercised under the Company’s Stock Option Plans.  For the year ended December 31, 2008, the Company incurred a non-cash charge of $230,110 for stock options to employees and directors.

As of December 31, 2008, the Company had reserved 2,737,106 common stock shares for outstanding stock options.  There were no outstanding warrants as of December 31, 2008.

2007 Transactions

On March 31, 2007, 37,975 shares were issued to an executive officer for shares which vested, according to the terms of his Retention Award Agreement and his severance agreement.

Pharmos Corporation
Notes to Consolidated Financial Statements

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

9.  Warrants

Some of the warrants issued in connection with various equity financing and related transactions contain anti-dilution provisions requiring adjustment. The following table summarizes the common shares issuable upon exercise of warrants outstanding as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements

	Warrants	Weighted Average Exercise Price

Warrants Outstanding at 12/31/05	1,176,310	$9.05
Cancelled	(751,541)	$2.04
Warrants Outstanding at 12/31/06	424,769	$7.02
Cancelled	(127,030)	$7.10
Warrants Outstanding at 12/31/07	297,739	$6.99
Cancelled	(297,739)	$7.10
Warrants Outstanding at 12/31/08	-	-

Warrants Exercisable at 12/31/08	-	$0.00
Warrants Exercisable at 12/31/07	297,739	$6.99
Warrants Exercisable at 12/31/06	424,769	$7.02

10.           Stock Option Plans

Pharmos Corporation
Notes to Consolidated Financial Statements

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

All stock option grants during 2008 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan.

The following table summarizes activity in stock options approved by the Company’s Board of Directors:

	Option	Weighted Average Exercise Price

Options Outstanding at 12/31/05	1,198,299	$8.63

Granted	881,000	$2.09
Cancelled	(154,677)	$8.82
Options Outstanding at 12/31/06	1,924,622	$5.62

Granted	870,000	$1.70
Cancelled	(374,236)	$7.06
Options Outstanding at 12/31/07	2,420,386	$3.99

Granted	854,000	$0.36
Cancelled	(537,280)	$2.76
Options Outstanding at 12/31/08	2,737,106	$3.10

Options exercisable at 12/31/08	2,244,735	$3.63

Options exercisable at 12/31/07	1,606,763	$5.12

Options exercisable at 12/31/06	879,467	$9.62

Pharmos Corporation
Notes to Consolidated Financial Statements

Additional information with respect to the outstanding stock options as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.35 - $0.39	751,000	8.4 years	$0.35	361,666	$0.36
$1.46 - $2.01	625,063	5.1 years	$1.78	522,936	$1.78
$2.15 - $3.95	1,020,588	5.8 years	$2.41	1,019,678	$2.41
$5.10 - $8.75	83,467	3.3 years	$5.33	83,467	$5.33
$9.38 - $21.20	256,988	3.7 years	$16.30	256,988	$16.30
	2,737,106	6.1 years	$3.10	2,244,735	$3.63

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

Fair value of options:

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2008	2007	2006
Risk-free interest rate	2.48-3.30%	4.20-4.75%	4.35-4.69%
Expected lives (in years)	5.2	6.16	5
Dividend yield	0%	0%	0%
Expected volatility	80 -83%	79 -80%	80 -84%
Fair value	$0.36	$1.28	$1.60

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

During the years ended December 31, 2008, 2007 and 2006, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan in the amount of 854,000 or a fair value of $303,300,  870,000 or a fair value of $1,117,347, and 881,000 options, or a fair value of $1,412,443, respectively. The fair value of options that vested during the years ended December 31, 2008, 2007 and 2006, without considering forfeitures, was $232,435, $1,018,539and $1,046,956, respectively.

11.  Related Parties

CEO Retirement Agreement.  Pursuant to the retirement agreement with the Company, the Chairman and former CEO acquired his corporate automobile on June 30, 2007 for $31,008. The automobile’s fair market value as of June 2007 was $64,599 and its depreciated cost as of the June 30, 2007 was $68,278. The discounted benefit of $33,591 was included in general and administrative expenses in 2007.

12.	Income Taxes

For 2008, 2007 and 2006, the Company has not recorded a tax benefit on the operating losses generated by U.S and Israeli operations. After an assessment of all available evidence, including historical and forecasted operating results, management has concluded that realization of the Company’s net operating loss carryforwards (“NOLs”), which includes Vela’s historical NOLs and research tax credits generated through the acquisition date,  and other deferred tax assets could not be considered more likely than not. Based on this assessment, the Company has increased the valuation allowance established on deferred tax assets by approximately $4,197,000, $3,177,000, and $32,279,000 in 2008, 2007 and  2006, respectively.  A substantial portion of the increase in the December 31, 2006 valuation allowance related to the acquired NOLs  and tax credits of Vela.

In 2008, 2007, and 2006, the Company sold $15,290,510, $12,136,911 and  $7,781,267, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2008, 2007, and 2006, net of commissions, were $1,204,126, $955,782 and $612,775, respectively, and such amounts were recorded as a tax benefit in the accompanying statements of operations. In December 2006, the Company received $493,000 related to the sale of Vela net operating losses. In accounting for the Vela acquisition, such amount was allocated to the purchase price and, accordingly, is not reflected in the accompanying 2006 statement of operations. The State renews the Program annually and currently limits the aggregate proceeds to $60,000,000. We cannot be certain if we will be able to sell any of our remaining or future New Jersey loss carryforwards  or tax credits under the Program.

For 2008, 2007 and 2006, the Company’s recorded tax benefit differs from the benefit calculated by applying the statutory U.S. federal income tax rate due to the valuation allowances established on deferred tax assets in those periods and non-deductible charges offset by the aforementioned tax benefits from the sale of New Jersey NOLs.

At December 31, 2008 and 2007, the Company’s deferred tax assets are comprised of the following:

	2008	2007 (1)
Domestic NOLs	$79,876,000	$75,906,000
Israeli NOLs	827,000	877,000
Research and Development Credit Carryforwards	6,990,000	6,831,000
Accrued expenses, compensation and other	1,322,000	1,204,000
Net Deferred Tax Assets	89,015,000	84,818,000
Valuation allowance	(89,015,000)	(84,818,000)
	$-	$-

(1) Certain reclassifications have been made in the prior period.

At December 31, 2008 the Company had net operating losses of approximately $217 million and $102 million for U.S and New Jersey tax return purposes, respectively. Of these amounts, approximately $60 million and $42 million, respectively, relate to Vela’s results of operations prior to the acquisition. Management believes that Vela’s State of New Jersey NOL will not qualify to be available for sale under the Program.  Net operating losses for Israel tax return purposes approximated $3 million at December 31, 2008 and the Company has curtailed its operations in Israel. As a result of previous business combinations and changes in its ownership, there is a substantial amount of  U.S. NOLs that may be subject to annual limitations on utilization. The remaining U.S. NOLs begin to expire in 2013 and continue to expire through 2028.

The Vela acquisition has been regarded as a tax free reorganization, although no assurances can be given to this treatment, within the meaning of Section 368(a) of the Internal Revenue Code.

13.	Commitments and Contingencies

Leases

The Company leases research and office facilities in Israel and New Jersey.  The facilities in Israel were used in the operation of the Company’s research and development activities.

All of the leases described above call for base rentals, payment of certain building maintenance costs (where applicable) and future increases based on the consumer price indices.

At December 31, 2008, the future gross minimum lease commitments with respect to non-cancelable operating leases (including office and equipment leases) with initial terms in excess of one year are as follows:

Lease Commitments
2009	$232,654
2010	2,745
2011	-
2012	-
2013	-
$235,399

Rent expense during 2008, 2007 and 2006 amounted to $252,469, $447,316, and $623,165, respectively. In 2008, 2007 and 2006, rent expense is net of sublease income of $140,347, $100,713, and $128,850, respectively. A sublease agreement expired on March 31, 2007 and was at an annual rate of $97,630.  A second sublease entered into March 2006 is for $37,466 annually and expires on December 2009.      The Israel facility entered into a sub-lease agreement for a portion of the leased space in 2007.

Previously, Pharmos also leased facilities used in the operation of its research, development and administrative activities in Rehovot, Israel.  The Rehovot lease was terminated effective January 31, 2009 through the exercise of an early termination clause in the lease. However, the landlord has contested that proper notice was given and the matter is scheduled to be settled in court. If unsuccessful the lease obligations continue to January 31, 2011 aggregating $350,121. No provision has been included in the financial statements in respect to this matter and the amount is not reflected in the above lease commitments table.

Consulting contracts and employment agreements

In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

Dividend restrictions

Dividends may be paid by the Company’s subsidiary, Pharmos Limited, only out of retained earnings as determined for Israeli statutory purposes. There are no retained earnings in Israel available for distribution as dividends as of December 31, 2008, 2007 or 2006.

14.	Employee Benefit Plans

The Company has a 401-K defined contribution profit-sharing plan covering its’ U.S. employees.  Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $19,075, $39,204, and $46,080 in 2008, 2007 and 2006, respectively.

Pharmos Ltd. participated in various contribution severance plans and makes regular deposits with pension funds or insurance companies to allow some severance rights to most of its employees. The custody and management of the amounts so deposited are independent of the Company.  The Company is required by Israeli labor laws to pay upon dismissal or retirement each employee one month of salary for each year of service. The Company generally funds this liability by purchasing insurance policies directly in the name of each employee.  At December 31, 2008, the Company no longer has any employees in Israel.  All Israel severance pay obligations have been settled as of December 31, 2008 with the corresponding reduction of the value of these policies and the related severance liability.

15.	Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintained development operations in the United States and Israel with the Israel locations activities terminated effective October 31, 2008.  Certain assets and liabilities were maintained at the Israel location at December 31, 2008.  The Company’s administration operations are maintained in the United States. The Company’s chief operating decision makers use measurements aggregated at the entity-wide level to manage the business. Reflected in the amounts below are intercompany billings from Israel to the United States for research and development activity.

Geographic information for the years ended December 31, 2008, 2007 and 2006 are as follows:
	2008	2007	2006
Net loss
United States	$(10, 286,538)	$(15, 553,864)	$(34,848,770)
Israel	197,132	(71,961)	(288,199)
	$(10,089,406)	$(15,625,825)	$(35,136,969)
Total assets
United States	$5,417,338	$10,827,747	$25,245,098
Israel	554,826	1,547,212	3,148,240
	$5,972,164	$12,374,959	$28,393,338
Long lived assets, net
United States	$9,692	$18,280	$38,368
Israel	-	406,178	555,089
	$9,692	$424,458	$593,457
Capital expenditures, net
United States	$1,730	$9,100	$1,155
Israel	-	167,492	164,211
	$1,730	$176,592	$165,366

Pharmos Corporation
Notes to Consolidated Financial Statements

16.	Quarterly Information (Unaudited)

Year ended
December 31, 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating Expenses	$3,609,710	$2,613,967	$2,760,493	$2,116,014
Loss from Operations	(3,609,710)	(2,613,967)	(2,760,493)	(2,116,014)
Other income (loss)	14,827	(53,591)	(83,859)	(70,725)
Net loss[1]	$(3,594,883)	$(2,667,558)	$(2,844,352)	$(982,613)
Net loss per share – basic and diluted*	$(.14)	$(.10)	$(.11)	$(.04)

Year ended
December 31, 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating Expenses	$5,100,362	$4,877,224	$3,732,191	$3,869,482
Loss from Operations	(5,100,362)	(4,877,224)	(3,732,191)	(3,869,482)
Other income	347,267	239,821	193,636	216,928
Net loss[1]	$(4,753,095)	$(4,637,403)	$(3,538,555)	$(2,696,772)
Net loss per share – basic and diluted*	$(.19)	$(.18)	$(.14)	$(.11)

*The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

1.	Includes the sale of the NJ Net Operating Losses in the fourth quarters of 2008 and 2007 of $1,204,126, and $955,782, respectively.