Form 10-Q
period 2009-03-31
PHARMOS CORP
filed 2009-05-12
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
Yes ☒     No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No   ☐

 Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of May 5, 2009, the Registrant had outstanding 55,944,096 shares of its $.03 par value Common Stock.

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
(Unaudited)
Consolidated Balance Sheets
	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$2,937,025	$4,730,282
Restricted cash	38,998	38,998
Prepaid expenses and other current assets	667,931	1,049,898
Total current assets	3,643,954	5,819,178

Fixed assets, net	7,566	9,692
Other assets	130,469	143,294

Total assets	$3,781,989	$5,972,164

Liabilities and Shareholders’ Equity
Accounts payable	$1,134,946	$883,966
Accrued expenses	704,386	615,663
Accrued wages and other compensation	18,000	87,000
Total current liabilities	1,857,332	1,586,629

Other liabilities	33,245	44,316
Milestone payable	1,000,000	-
Convertible debentures	4,000,000	4,000,000
Total liabilities	6,890,577	5,630,945

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 60,000,000 shares authorized, 26,798,526 and 26,210,290
Issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	803,956	786,307
Paid-in capital in excess of par	206,520,092	206,309,096
Accumulated deficit	(210,432,210)	(206,753,758)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	(3,108,588)	341,219

Total liabilities and shareholders' equity	$3,781,989	$5,972,164

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PHARMOS CORPORATION (Unaudited) Consolidated Statements of Operations

	Three months ended March 31,

	2009	2008
Expenses
Research and development	$2,014,420	$2,778,234
In–process research and development Vela milestone	1,180,000	-
General and administrative	334,749	796,924
Depreciation and amortization	2,126	34,552
Total operating expenses	3,531,295	3,609,710

Loss from operations	(3,531,295)	(3,609,710)

Other (expense) income
Interest income	5,286	130,700
Interest expense	(119,838)	(122,862)
Other income (expense)	(32,605)	6,989
Other income (expense), net	(147,157)	14,827

Net loss	$(3,678,452)	$(3,594,883)

Net loss per share
- basic and diluted	$(0.14)	$(0.14)

Weighted average shares outstanding
- basic and diluted	26,697,649	25,739,855

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(3,678,452)	$(3,594,883)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,126	34,552
Provision for severance pay	-	(113,243)
Stock based compensation	26,977	159,748
Debenture interest paid in common stock	201,667	-
Loss on disposition of fixed assets	-	26,429
Changes in operating assets and liabilities:
Research and development grants receivable	-	3,859
Prepaid expenses and other current assets	381,967	(392,689)
Other assets	12,825	(74,481)
Accounts payable	250,981	545,157
Accrued expenses	88,723	47,863
Accrued wages and other compensation	(69,000)	(572,035)
Milestone payable	1,000,000
Other liabilities	(11,071)	(11,072)

Net cash used in operating activities	(1,793,257)	(3,940,795)

Cash flows from investing activities
Purchases of fixed assets	-	(445)
Proceeds from disposition of fixed assets	-	42,626
Proceeds from sale of short-term investments	-	3,686,568
Severance pay funding	-	58,417
Increase in restricted cash	-	(864)

Net cash provided by investing activities	-	3,786,302

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	4,000,000

Net (decrease) increase in cash and cash equivalents	(1,793,257)	3,845,507

Cash and cash equivalents at beginning of year	4,730,282	7,481,741

Cash and cash equivalents at end of period	$2,937,025	$11,327,248

Supplementary information on financing activity not involving cash flows:
Interest paid in common stock	201,667	-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

The Company’s Form 10-K, which was filed with the SEC on February 27, 2009, contained an audit opinion from PricewaterhouseCoopers LLP, its registered public accounting firm, that expresses doubt about the ability of the company to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1.  The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of diseases of the nervous system, including disorders of the brain-gut axis (e.g., Irritable Bowel Syndrome IBS), with a focus on pain/inflammation, and autoimmune disorders. The Company's most advanced product, dextofisopam, produced a statistically significant greater number of months of adequate relief over placebo in a Phase 2a clinical trial in IBS (n=141, p=0.033). On June 20, 2007 the Company announced patient screening had commenced in its Phase 2b clinical trial of dextofisopam, which was planned to enroll approximately 480 female patients with diarrhea-predominant or alternating irritable bowel syndrome (d- and a-IBS). IBS is a chronic and sometimes debilitating condition that affects roughly 10%-15% of U.S. adults and is two to three times more prevalent in women than men. With an absence of safe and effective therapies, dextofisopam’s novel non-serotonergic brain-gut mechanism holds the potential for a unique and innovative treatment approach to d- and a-IBS.

The Company has recently reevaluated the size of the Phase 2b trial and has concluded that a smaller trial could achieve the original objectives of the Phase 2b Dextofisopam trial. In that the Phase 2b trial is not going to be a registration /pivotal trial, the objectives that must be achieved in order to make a decision to progress into a Phase 3 trial are to: (1) determine the best dose to move into Phase 3, (2) replicate the efficacy observed in the Phase 2a trial, (3) determine the optimal endpoints for Phase 3.  In addition, it is to ensure that the Phase 2b package is saleable and attractive to a pharmaceutical company for further development.

The Company has determined that a 300 + patient trial should be of sufficient size to achieve its objectives. This modified trial will continue to have four cohorts of female patients. Each cohort will have approximately 80 patients.  There are three drug cohorts at 100 mg BID, 200mg BID, and 300mg BID and placebo.

The trial is now fully enrolled at 324 patients randomized.  The Company’s decision to reduce the size of the current Phase 2b trial has been based on clinical and statistical input from the Company’s expert consultants. An analysis of the trial sizes of other IBS drug candidates in Phase 2b trials indicated that, with approximately 80 patients per cohort, the Company would have sufficient numbers on which to make a decision on whether or not the drug can progress into Phase 3 testing.

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

The Company’s strategy is to seek a partner who will take the lead in both operating and funding the research programs other than Dextofisopam. The Company does not plan to invest any further funds into the programs that have been developed in Israel. These programs are available for sale / licensing or some other arrangement with potential partners.

On February 18, 2009, the Company announced that it has entered into an agreement with an Israel based company, Reperio Pharmaceuticals Ltd. (Reperio) for the sale of the patent rights and technical know how related to the compound known as PRS-639,058 and some follow on molecules.  These CB2-selective cannabinoids are synthetic compounds which belong to the class of nonclassical cannabinoids and thus display fewer of the undesired psychotropic and cardiovascular side-effects seen with some natural cannabinoids.

Pharmos had developed these compounds in preclinical testing for neuropathic pain. The particular patents and know how subject to this agreement share some of the pharmacological properties with cannabinoids and have a common wide range of beneficial therapeutic indications. In particular, the compounds sold are useful as analgesic, neuroprotective, immunomodulatory and anti-inflammatory agents.

The two companies have executed an Asset Purchase Agreement, which is targeted to close on or before June 6, 2009. As well as customary closing conditions, Reperio must reach consent with the Office of the Chief Scientist to clearly define the assumption of potential liabilities for grant payments that were made to Pharmos during the development of the CB2 program.

Two of the Company’s former scientists will join Reperio and the arrangement allows for further development of these CB2 assets.  As part of the agreement Pharmos will be granted an equity ownership in Reperio and will be entitled to license and royalty fees commensurate with the preclinical development stage of the assets.

The Company has corporate offices in Iselin, New Jersey.

2.  Liquidity and Business Risks

The Company was not profitable from 2002 through March 31, 2009.  The Company had an accumulated deficit of $210.4 million as of March 31, 2009 and expects to continue to incur losses going forward.  Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash, cash equivalents and short term investments, totaling $2.9 million as of March 31, 2009, together with the $1,800,000 capital raise closed on April 21, 2009, will be sufficient to support the Company's currently planned continuing operations through at least December 31, 2009.   In the second quarter of 2008, our estimated costs increased related to our patient recruitment advertising programs, thereby reducing the anticipated cash available for continuing operations beyond December 31, 2009.  All of the above factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

The Company routinely actively pursues various funding options, including equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

On April 21, 2009, the Company completed a private placement of common stock and warrants.  At the closing, the Company issued 18,000,000 shares of common stock and warrants exercisable for an additional 18,000,000 shares of common stock for an aggregate purchase price of $1,800,000.  The exercise price of the warrants, which have a five-year term, is $0.12 per share.  The purchase price was based on an offer from a third party on similar financial terms based on certain conditions for a larger proposed transaction that were not met.

Two of the purchasers were existing investors in the Company, Venrock Associates (which is affiliated with Anthony B. Evnin, a Director of the Company) and New Enterprise Associates (which is affiliated with Charles W. Newhall, III, a Director of the Company).  The third investor was Demeter Trust (affiliated with Robert F. Johnston, the Company’s Executive Chairman of the Board of Directors).  With respect to the private placement of the securities sold, the Company relied on the exemption from registration under the Securities Act of 1933, as amended (the “Act”) provided by Rule 506 under the Act, given the number of, and nature of, the investors.

The Company also entered into a Registration Rights Agreement with the purchasers, pursuant to which the Company will, in certain circumstances, register for resale the shares, including the shares issuable upon exercise of the warrants, sold in the private placement.

Also  on April 21, 2009, Venrock Associates (which is affiliated with Anthony B. Evnin, a Director of the Company), New Enterprise Associates (which is affiliated with Charles W. Newhall, III, a Director of the Company) and Robert F. Johnston, the Company’s Executive Chairman of the Board of Directors, agreed to convert as of such date the Company’s 10% Convertible Debentures due November 1, 2012 held by them, comprising an aggregate of $3,000,000 in principal amount, at a conversion price of $0.275 per share.  Accrued but unpaid interest on their debentures, aggregating $80,403, was also converted on such date, at a conversion price of $0.34 per share.  An aggregate of 11,145,570 shares was issued upon conversion of the principal and accrued but unpaid interest on the debentures.

After the equity financing, the issuance of the warrants and the shares issued upon conversion of the debentures, the aggregate shares beneficially held by Venrock Associates, New Enterprise Associates and Mr. Johnston will be approximately 52 million shares out of a fully diluted total of 77 million shares or 68%. Issuance of further milestone shares under the Vela acquisition agreement would increase the percentage owned by these insiders.

On March 13, 2009 the Company was officially delisted from the Nasdaq Capital Market, and is currently trading on the OTCBB pink sheets. The Company was not in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing and was unable to comply during the grace period extended by Nasdaq. As a result of trading on the OTCBB pink sheets, liquidity for the Company’s common stock may be significantly decreased which could reduce trading price and increase the transaction costs of trading shares of the company’s common stock.

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

In the first quarter of 2009, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the second interest payment date, January 15, 2009, in common stock and received waivers from the three holders of the convertible debentures for whom there is no resale registration statement to pay the interest in common stock notwithstanding the absence of a registration statement.  The dollar amount of interest incurred from July 15, 2008 to January 15, 2009 to be paid in stock amounted to $201,667 which, converted at $0.358 per share, resulted in an aggregate of 588,236 shares issued to the debenture holders who agreed to receive interest in the form of common stock.

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

The Company incurred $217,083 in financing costs which have been capitalized and are being amortized utilizing an effective interest rate of 7%.  $19,838 in costs has been amortized in the three months ended March 31, 2009.  These costs have been included in interest expense.

As described in Note 2 “Liquidity and Business Risks” above, $3,000,000 of the convertible debentures were converted on April 21, 2009 resulting in an issuance of 10,909,091 shares of common stock. The original conversion price of $0.70 was reduced to $0.275. The remaining $1,000,000 debenture not converted retains the $0.70 conversion price. Conversion of this debenture at $0.70 would result in the issuance of 1,428,571 shares of common stock.

The closing price on the date of the first closing was $0.34 which means that, under the payment terms of the Convertible Debentures, up to an additional 1,117,185 shares of common stock could be issued as interest over the remaining life of the Convertible Debentures.  Should the price be greater than $0.34 at the payment date, fewer shares would be issued.

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

Cash and Cash Equivalents

Cash and Cash Equivalents as of March 31, 2009 consist primarily of a money market fund invested in short term government obligations.

Research and development grants

Research and development grants are recognized as a reduction of research and development expenses.

Restricted cash

Short term restricted cash represents deposits held for or by landlords.

Tax Provision

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2009 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.  In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with.

Foreign exchange

The Company's foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other income (expense). To date, such gains and losses have been insignificant.

Equity based compensation

During the three months ended March 31, 2009 and 2008, the Company recognized equity based compensation expense of $26,977 and $159,748, respectively, for stock and stock options which was recognized in the Statement of Operations. As of March 31, 2009, the total compensation costs related to non-vested awards not yet recognized is $170,329 which will be recognized over the next 3 years.

During the three months ended March 31, 2009 and 2008, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

March 31, 2009	65,000	$0.14	$0.10
March 31, 2008	744,000	$0.35	$0.24

Recent Accounting Pronouncements

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” “EITF 07-03”. Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-03 on January 1, 2008.  At March 31, 2009 there was $496,322 in capitalized prepayments.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have any effect on the Company.

In May 2008 the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company has evaluated the impact of this statement and has concluded that it is not applicable to the Company’s convertible debentures.

5.  Vela Pharmaceuticals, Inc.

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of dextofisopam.

On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock. The expense of the milestone of $1,180,000 has been reflected in the 1Q 2009 results. The payment of the cash portion of the milestone has been deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares will be issued on November 2, 2009.

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

(1) The last patient enrollment milestone and the successful phase 2b milestone have been amended and deferred as a condition of the convertible debentures issued January 3, 2008 (see Note 3 above). Payment of the cash component of these milestones, if achieved, will be deferred until such time as 1) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee of at least $10 million, and 2) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. If the foregoing conditions are not met, then the cash components of these milestones will not be paid. Additionally, the Vela acquisition agreement has been amended to defer the equity milestones issuable to the Vela shareholders related to such Phase 2b events until November 2, 2009 at the earliest.

6.  Net Loss Per Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending March 31, 2009 and 2008, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	March 31,
	2009	2008

Stock options	2,678,555	2,885,034
Warrants	-	263,529

Total potential dilutive securities not included in loss per share	2,678,555	3,148,563

On January 3, 2008 the Company issued $4,000,000 in convertible debentures.  These shares have been excluded from the diluted loss per share since inclusion would have been anti-dilutive.

As described in Note 2 “Liquidity and Business Risks” above, $3,000,000 of the convertible debentures were converted on April 21, 2009 resulting in an issuance of 10,909,091 shares of common stock. The original conversion price of $0.70 was reduced to $0.275. The remaining $1,000,000 debenture not converted retains the $0.70 conversion price. Conversion of this debenture at $0.70 would result in the issuance of 1,428,571 shares of common stock.

7.  Common Stock Transactions

In the three months ended March 31, 2009 there were no shares of common stock issued pursuant to the Pharmos Corporation 2001 Employee Stock Purchase Plan or options exercised under the Company's Stock Option Plans.

In the first quarter of 2009, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the second interest payment date, January 15, 2009, in common stock and received waivers from the three holders of the convertible debentures for whom there is no resale registration statement to pay the interest in common stock notwithstanding the absence of a registration statement.  The dollar amount of interest incurred from July 15, 2008 to January 15, 2009 to be paid in stock amounted to $201,667 which, converted at $0.358 per share, resulted in an aggregate of 588,236 shares issued to the debenture holders who agreed to receive interest in the form of common stock.

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

Geographic information for the three months ending March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008
Net (loss) income
United States	$(3,612,693)	$(3,558,109)
Israel	(65,759)	(36,774)
	$(3,678,452)	$(3,594,883)

Capital Expenditures
United States	$-	$-
Israel	-	445
	$-	$445

Geographic information as of March 31, 2009 and December 31, 2008 are as follows:

Total Assets	March 31, 2009	December 31, 2008
United States	$3,617,196	$5,417,338
Israel	164,793	554,826
	$3,781,989	$5,972,164

Long Lived Assets, net
United States	$7,566	$9,692
Israel		-
	$7,566	$9,692

9.  Subsequent Events

As described in more detail under Note 2 “Liquidity and Business Risks” above, the Company completed a private placement on April 21, 2009 which resulted in proceeds of $1,800,000 through the issuance of common stock and warrants.

As described in Note 2 “Liquidity and Business Risks” above, $3,000,000 of the convertible debentures were converted on April 21, 2009 resulting in an issuance of 10,909,091 shares of common stock. The original conversion price of $0.70 was reduced to $0.275. The remaining $1,000,000 debenture not converted retains the $0.70 conversion price. Conversion of this debenture at $0.70 would result in the issuance of 1,428,571 shares of common stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains information that may constitute "forward-looking statements."  The use of words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.  As and when made, we believe that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our company's historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2008 and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Executive Summary of  2009 Strategy and Operating Plan

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

On March 4, 2009 the Company announced that the size of the Dextofisopam Phase 2b trial would be modified to a 300+ patient trial and that such size should be sufficient to achieve the trial objectives. The last patients were enrolled in the trial on April 9, 2009 and the trial closed enrollment at 324 patients. The treatment period is 12 weeks with a follow up during the fourth month. The Company expects top line clinical data from the Dextofisopam Phase 2b trial to be available by the middle of September 2009.

On April 21, 2009, Pharmos Corporation completed a private placement of common stock and warrants.  At the closing, the Company issued 18,000,000 shares of common stock and warrants exercisable for an additional 18,000,000 shares of common stock for an aggregate purchase price of $1,800,000.  The proceeds of this financing, together with the Company’s existing cash, will be used to fund completion of the Dextofisopam Phase 2b trial and Company operations through 2009. If the trial is successful, this financing would also support additional efforts to negotiate a strategic partnership or license arrangement with a pharmaceutical company. This is consistent with Pharmos’ strategy as previously communicated, since the Company does not have the resources to continue to develop Dextofisopam through a Phase 3 trial.

As announced on February 18, 2009 the Company entered into an agreement with an Israel company, Reperio Pharmaceuticals Ltd. for the sale of the patent rights and technical know how related to the compound known as PRS-639,058 and some follow on molecules.

The Company continues to seek, sell or license other CB2 assets, including Cannabinor which was the only CB2 asset to enter human clinical trials.

The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus. Assets involved are Tianeptine to treat IBS or functional dyspepsia.

The results for the three months ended March 31, 2009 and 2008 were a net loss of $3.7 million and $3.6 million.  On a loss per share basis, this equates to $(0.14) and $(0.14) for the quarters ended March 31, 2009 and 2008 respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of March 31, 2009, the Company's accumulated deficit was $210.4 million. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products (See note 2).

Results of Operations
Three Months ended March 31, 2009 and 2008

Total operating expenses for the first quarter of 2009 decreased by $78,415 or 2%, from $3,609,710 in 2008 to $3,531,295 in 2009.

Research & development expenses decreased by $763,814 or 28% from $2,778,234 in 2008 to $2,014,420 in 2009, related to the Company’s primary focus of cash resources on the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs.  The decline reflects decreases in virtually every research and development expense category. The primary reductions include a $285,000 reduction in payroll, a $157,000 reduction in consultant and professional fees, a $195,000 reduction in clinical studies and $127,000 reduction in various other areas. The decrease in payroll costs and consultant and professional fees reflect the closing of the Rehovot facility effective October 31, 2008. The decrease in consultant and professional fees is primarily the same as the payroll costs. The decrease in the clinical studies is lower due to the absence of clinical trial expenses in Israel that were ongoing in 2008.  The decrease in the other expenses also reflects the closing of the Rehovot facility.

In the quarter ended March 31, 2009, the Company advanced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients. The Phase IIb trial was fully enrolled on April 9, 2009 at 324 patients. Costs of $1,884,000 were incurred during the quarter in connection with the trial, comprising CRO-related activities and patient recruitment costs. All patients in the trial are expected to complete treatment by mid 2009 and top line clinical data is expected in early September 2009.  If the trial is successful, the financing will support additional efforts to negotiate a partnership or license arrangement with a pharmaceutical company. This is consistent with the Company’s strategy as previously communicated, since Pharmos does not have the resources to continue to develop Dextofisopam.

In process research and development costs which were related to the Vela milestone increased by $1,180,000 from $0 in 2008 to $1,180,000 in 2009. On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock. The expense of the milestone of $1,180,000 has been reflected in the 1Q 2009 results. The payment of the cash portion of the milestone has been deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares will be issued on November 2, 2009.

General and administrative expenses for the first quarter of 2009 decreased by $462,175, or 58%, from $796,924 in 2008 to $334,749 in 2009. The decline reflects decreases in virtually every general and administrative expense category.  The primary reductions include a $282,000 reduction in payroll, an $86,000 reduction in consultant and professional fees and a reduction in facility fees of $79,000.  The decrease in payroll costs reflect the impact of the 2008 restructuring plans which have reduced the Company’s head count from 18 employees in December 2007 to 5 employees at the end of December 2008 and also March 2009.  The decrease in consulting and professional fees in 2009 result from a decline in legal costs and continuing one time IRS section 382 tax analysis cost incurred in 2008. The decrease in the facility costs result from a reduction in rent, insurance and a loss on the disposal of fixed assets at our Rehovot facility.

Depreciation and amortization expenses decreased by $32,426, or 94%, from $34,552 in 2008 to $2,126 in 2009. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2008 restructuring plans.

Other income (expense) net, decreased by $161,985 from $14,828 in other income in 2008 to $147,157 in other expense in 2009. The majority of the decrease is from decreased interest income of $125,413 from a decline in cash, cash equivalents and short term investments.  We also recorded a $30,685 translation loss on assets held in Israel due to currency translation fluctuations. In the first quarter of 2009 the Company recorded $119,838 in interest expense related to the issuance of $4,000,000 in convertible debentures issued on January 3, 2008.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2009 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $210.4 million at March 31, 2009. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

In January 2008, the Company completed an initial closing of a private placement of its 10% Convertible Debentures due November 2012 and obtained gross proceeds of $4.0 million.

The following table describes the Company's working capital and cash and cash equivalents on March 31, 2009, and on December 31, 2008:

	March 31, 2009	December 31, 2008

Working capital	$1,786,622	$4,232,549

Cash and cash equivalents	$2,937,025	$4,730,282

Total cash and cash equivalents	$2,937,025	$4,730,282

Current working capital position

As of March 31, 2009, the Company had working capital of $1.8 million consisting of current assets of $3.6 million and current liabilities of $1.8 million. This represents a decrease of $2.4 million from its working capital of $4.2 million on current assets of $5.8 million and current liabilities of $1.6 million as of December 31, 2008. This decrease in working capital of $2.4 million was principally associated with the funding of research and development and general and administrative activities.

Current and future liquidity position

Management believes that the current cash, cash equivalents and short term investments, totaling $2.9 million  as of March 31, 2009, together with the $1,800,000 capital raise closed on April 21, 2009, will be sufficient to support the Company's currently planned continuing operations at least through December 31, 2009. The Company routinely pursues various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.  On April 21, 2009, the Company completed a private placement of common stock and warrants.  At the closing, the Company issued 18,000,000 shares of common stock and warrants exercisable for an additional 18,000,000 shares of common stock for an aggregate purchase price of $1,800,000.  The exercise price of the warrants, which have a five-year term, is $0.12 per share.  The details of the financing, made by existing investors and current board members, are described in Note 2 to the financial statements. If the trial is successful, this financing would also support additional efforts to negotiate a strategic partnership or license arrangement with a pharmaceutical company. This is consistent with Pharmos’ strategy as previously communicated, since the Company does not have the resources to continue to develop Dextofisopam through a Phase 3 trial.

The Company’s Form 10-K, which was filed with the SEC on February 27, 2009, contained an audit opinion from PricewaterhouseCoopers LLP, its registered public accounting firm, that expresses doubt about the ability of the company to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 13, 2009 the company was officially delisted from the Nasdaq Capital Market, and is currently trading on the OTCBB pink sheets. The company was not in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing and was unable to comply during the grace period extended by Nasdaq. As a result of trading on the OTCBB pink sheets, liquidity for our common stock may be significantly decreased which could reduce trading price and increase the transaction costs of trading shares of the company’s common stock.

Cash

At March 31, 2009, cash and cash equivalents totaled $2.9 million. At December 31, 2008 cash and cash equivalents totaled $4.7 million. This net decrease in cash of $1.8 million was due primarily to $1.8 million spent for normal operating requirements. The cash, cash equivalents will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first three months of 2009 was $1.8 million compared to net cash used of $3.9 million for the first three months of 2008.  The decrease reflects the decline in operating expenses.  In addition, a greater portion of the cash was utilized for R&D spending rather than on G&A spending in 2009 as compared to 2008 which reflects the focus of expenditures on the Dextofisopam clinical trial and the cost reduction benefits from the 2008 restructuring programs.

Financing activities

The Company realized $ 4,000,000 in proceeds from the issuance of convertible debentures in January 2008. On April 21, 2009 the Company completed a private placement of common stock and warrants that raised proceeds of $1,800,000. In connection with the April 21, 2009 financing, $3,000,000 of the January 2008 convertible debentures was converted at $0.275. The remaining $1,000,000 debenture is outstanding with the original conversion price of $0.70. (See note 2 to the financial statements for further information).

Commitment and Contingencies

As of  March 31, 2009, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Undetermined
Operating leases	$173,330	$173,330	$-	$-	$-
ICON CRO Vendor	532,000	532,000	-	-	-
Essential CRO Vendor	478,454	478,454	-	-	-
Vela Milestone	1,000,000		1,000,000
Convertible debenture	4,000,000	-	-	4,000,000	-
Convertible debenture interest	1,433,333	400,000	800,000	233,333	-
Total	$7,617,117	$1,583,784	$1,800,000	$4,233,3333	$-

The Company has renegotiated its contract with ICON such that should the Dextofisopam Phase 2b trial be successful and the Company is able to raise additional capital, through a financing, partnership or licensing arrangement, an additional $350,000 would then be payable to ICON.

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of dextofisopam.

The remaining milestones, none of which have been achieved to date, are as follows:

On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock. The expense of the milestone of $1,180,000 has been reflected in the 1Q 2009 results. The payment of the cash portion of the milestone has been deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares will be issued on November 2, 2009.

•	$2 million cash + 2.25 million shares: Successful completion of Phase 2b(1)
•	$2 million + 2 million shares: NDA submission
•	$2 million cash +2.25 million shares: FDA approval
•	1 million shares: Approval to market in Europe or Japan
•	4 million shares: $100 million sales of dextofisopam, when and if approved, in any 12-month period

(1)The last patient enrollment milestone and the successful phase 2b milestone have been amended and deferred as a condition of the convertible debentures issued January 3, 2008.  Payment of the cash component of these milestones, if achieved, will be deferred until such time as 1) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee or at least $10 million, and 2) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. If the foregoing conditions are not met, then the cash components of these milestones will not be paid. Additionally, the Vela acquisition agreement has been amended to defer the equity milestones issuable to the Vela shareholders related to such Phase 2b events until November 2, 2009 at the earliest.

New accounting pronouncements

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-3 on January 1, 2008.  At March 31, 2009 there was $496,322 in capitalized prepayments.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have any effect on the Company.

In May 2008 the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company has evaluated the impact of this statement and has concluded that it is not applicable to the Company’s convertible debentures.

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

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer and several other members of Pharmos' senior management at March 31, 2009. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of March 31, 2009, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Nasdaq Listing

On March 13, 2009 the company was officially delisted from the Nasdaq Capital Market, and is currently trading on the OTCBB pink sheets. The company was not in compliance with the minimum $2,500,000 stockholders’ requirement for continued listing and was unable to comply during the grace period extended by Nasdaq. As a result of trading on the OTCBB pink sheets, liquidity for our common stock may be significantly decreased which could reduce trading price and increase the transaction costs of trading shares of the company’s common stock.

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $2.9 million as of March 31, 2009, together with the $1,800,000 capital raise closed on April 21, 2009, will be sufficient to support our currently planned continuing operations through at least December 31, 2009. Without additional financing, there is substantial doubt about our ability to continue as a going concern.   The Company is actively seeking to sell non-core assets.  Should we be unable to raise adequate financing or generate revenue in the future, our operations will need to be scaled back or discontinued.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Payment of Interest on Convertible Debentures in Shares of Common Stock

In the first quarter of 2009, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the second interest payment date, January 15, 2009, in common stock and received waivers from the three holders of the convertible debentures for whom there is no resale registration statement to pay the interest in common stock notwithstanding the absence of a registration statement.  The dollar amount of interest incurred from July 15, 2008 to January 15, 2009 to be paid in stock amounted to $201,667 which, converted at $0.358 per share, resulted in an aggregate of 588,236 shares issued to the debenture holders who agreed to receive interest in the form of common stock.

Item 3                      Defaults upon Senior Securities                      NONE

Item 4                      Submission of Matters to Vote of Security Holders             NONE

Item 5                      Other Information

Item 6                      Exhibits

Number	Exhibit

4.1
Form of waiver, dated January 15, 2009, under Pharmos Corporation 10% Convertible Debentures Due November 1, 2012 (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 22, 2009)

10.1	Asset Purchase Agreement, dated as of February 11, 2009, by and between Pharmos Corporation, Pharmos Ltd. and Reperio Pharmaceuticals Ltd.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Date: May 12, 2009
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)