Form 10-Q
period 2009-06-30
PHARMOS CORP
filed 2009-08-12
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Yes ☐  No ☒ .

As of  August 5, 2009, the Registrant had outstanding 57,291,155 shares of its $.03 par value Common Stock.

INDEX
C

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
Consolidated Balance Sheets
	June 30, 2009	December 31, 2008
Assets	(Unaudited)
Cash and cash equivalents	$2,859,172	$4,730,282
Restricted cash	38,998	38,998
Prepaid expenses and other current assets	420,347	1,049,898
Total current assets	3,318,517	5,819,178

Fixed assets, net	5,439	9,692
Other assets	40,482	143,294

Total assets	$3,364,438	$5,972,164

Liabilities and Shareholders’ Equity
Accounts payable	$392,505	$883,966
Accrued expenses	856,337	615,663
Accrued wages and other compensation	36,000	87,000
Total current liabilities	1,284,842	1,586,629

Other liabilities	22,174	44,316
Milestone payable	1,000,000	-
Convertible debentures	1,000,000	4,000,000
Total liabilities	3,307,016	5,630,945

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 60,000,000 shares authorized, 57,144,096 and 26,210,290
Issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,714,323	786,307
Paid-in capital in excess of par	211,026,235	206,309,096
Accumulated deficit	(212,682,710)	(206,753,758)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	57,422	341,219

Total liabilities and shareholders' equity	$3,364,438	$5,972,164

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PHARMOS CORPORATION
(Unaudited)
Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expenses
Research and development	$1,204,657	$2,129,793	$3,219,077	$4,908,027
In–process research and development Vela milestone	-	-	1,180,000	-
General and administrative	424,796	454,065	759,545	1,250,989
Depreciation and amortization	2,127	30,109	4,253	64,661

Total operating expenses	1,631,580	2,613,967	5,162,875	6,223,677

Loss from operations	(1,631,580)	(2,613,967)	(5,162,875)	(6,223,677)

Other (expense) income
Debt conversion expense	(596,104)	-	(596,104)	-
Interest income	2,087	64,392	7,373	195,092
Interest expense	(47,092)	(123,852)	(166,930)	(246,714)
Other income (expense)	22,189	5,869	(10,416)	12,858
Other expense, net	(618,920)	(53,591)	(766,077)	(38,764)

Net loss	$(2,250,500)	$(2,667,558)	$(5,928,952)	$(6,262,441)

Net loss per share
- basic and diluted	$(0.05)	$(0.10)	$(0.15)	$(0.24)

Weighted average shares outstanding
- basic and diluted	49,874,697	25,761,637	38,350,198	25,750,746

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Pharmos Corporation
(Unaudited)
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(5,928,952)	$(6,262,441)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,253	64,661
Provision for severance pay	-	(157,367)
Stock based compensation	65,585	206,610
Debenture interest paid in common stock	282,071	-
Debt conversion expense	596,104	-
Gain on disposition of fixed assets	-	(8,044)
Changes in operating assets and liabilities:
Research and development grants receivable	-	3,859
Prepaid expenses and other current assets	629,551	(292,530)
Other assets	24,430	(50,629)
Accounts payable	(491,461)	350,360
Accrued expenses	240,674	309,231
Accrued wages and other compensation	(51,000)	(529,279)
Milestone payable	1,000,000	-
Other liabilities	(22,142)	(22,144)

Net cash used in operating activities	(3,650,887)	(6,387,713)

Cash flows from investing activities
Purchases of fixed assets	-	(445)
Proceeds from disposition of fixed assets	-	115,683
Proceeds from sale of short-term investments	-	3,686,568
Severance pay funding	-	93,187
Decrease in restricted cash	-	47,631

Net cash provided by investing activities	-	3,942,624

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	4,000,000
Proceeds from issuance of common stock and warrants, net of issuance costs	1,779,777	-

Net cash provided by financing activities	1,779,777	4,000,000

Net (decrease) increase in cash and cash equivalents	(1,871,110)	1,554,911

Cash and cash equivalents at beginning of year	4,730,282	7,481,741

Cash and cash equivalents at end of period	$2,859,172	$9,036,652

Supplementary information on financing activity not involving cash flows:
Conversion of debentures to common stock	3,000,000	-
Deferred financing costs charged to paid-in capital in excess of par	78,382	-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

The Company’s Form 10-K, which was filed with the SEC on February 27, 2009, contained an audit opinion from PricewaterhouseCoopers LLP, its registered public accounting firm, that expresses doubt about the of the company to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A total of 324 patients were randomized and all have now completed treatment. The Company’s decision to reduce the size of the current Phase 2b trial has been based on clinical and statistical input from the Company’s expert consultants. An analysis of the trial sizes of other IBS drug candidates in Phase 2b trials indicated that, with approximately 80 patients per cohort, the Company would have sufficient numbers on which to make a decision on whether or not the drug can progress into Phase 3 testing. The top line results from the Dextofisopam Phase 2b trial are expected to be available in September 2009.

The Company’s primary focus is on the development of Dextofisopam and to that end cash resources are being conserved and targeted for that program. On August 29, 2008 the Company announced that effective October 31, 2008 it would cease operations in Rehovot, Israel, and manage those activities out of the Company’s US headquarters in Iselin, New Jersey. The Company’s subsidiary in Israel, Pharmos Ltd. is being voluntarily liquidated.

The Company’s strategy is to seek a partner who will take the lead in both operating and funding the research programs other than Dextofisopam. The Company does not plan to invest any further funds into the programs that have been developed in Israel. These programs are available for sale / licensing or some other arrangement with potential partners.

On February 18, 2009 the Company announced that it had entered into an Asset Purchase Agreement (APA) with Reperio Pharmaceuticals Ltd. for the sale of the patent rights and technical know-how related to the compound known as PRS-639,058 and some follow-on molecules. The transaction was subject to a number of closing conditions, including a scientific diligence study and an upfront payment.

On June 9, 2009 Reperio informed the Company of the termination of the APA as the outcome of certain scientific diligence work was not satisfactory to Reperio, as well as the general economic conditions which prevented raising the necessary capital to further develop the assets.

The Company has corporate offices in Iselin, New Jersey.

2.   Liquidity and Business Risks

The Company was not profitable from 2002 through June 30, 2009.  The Company had an accumulated deficit of $212.7 million as of June 30, 2009 and expects to continue to incur losses going forward.  Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash and cash equivalents, totaling $2.9 million as of June 30, 2009, will be sufficient to support the Company's currently planned continuing operations through at least December 31, 2009.  The Company’s expected cash expenditures in the second half of 2009 will be less than the first half as the Dextofisopam Phase 2b trial completed patient treatment in July and statistical analysis is expected to be substantially complete in September 2009. The majority of ongoing costs will be general and administrative which will be significantly less than funding a clinical trial. The available cash resources raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

The Company routinely actively pursues various funding options, including equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.

On April 21, 2009, the Company completed a private placement of common stock and warrants.  At the closing, the Company issued 18,000,000 shares of common stock and warrants exercisable for an additional 18,000,000 shares of common stock for an aggregate purchase price of $1,800,000.  The exercise price of the warrants, which have a five-year term, is $0.12 per share.  The company may at anytime during the term of this Warrant reduce the then current Exercise Price to any amount and for any period of time deemed appropriate by the Board of Directors. The purchase price was based on an offer from a third party on similar financial terms based on certain conditions for a larger proposed transaction that were not met.

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

Also on April 21, 2009, Venrock Associates (which is affiliated with Anthony B. Evnin, a Director of the Company), New Enterprise Associates (which is affiliated with Charles W. Newhall, III, a Director of the Company) and Robert F. Johnston, the Company’s Executive Chairman of the Board of Directors, agreed to convert as of such date the Company’s 10% Convertible Debentures due November 1, 2012 held by them, comprising an aggregate of $3,000,000 in principal amount, at a conversion price of $0.275 per share.  Accrued but unpaid interest on their debentures, aggregating $80,403, was also converted on such date, at a conversion price of $0.34 per share.  An aggregate of 11,145,570 shares was issued upon conversion of the principal and accrued but unpaid interest on the debentures. The conversion of the debentures at a reduced conversion price resulted in a debt conversion expense of $596,104 which has been reflected in the financial statements.

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

3.           Convertible Debentures

On January 3, 2008, Pharmos Corporation completed a private placement of its 10% Convertible Debentures due November 2012. At the closing the Company issued $4,000,000 principal amount of the Debentures, at par, and received gross proceeds in the same amount.

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

The closing price on the date of the first closing was $0.34 which means that, under the payment terms of the Convertible Debentures, up to an additional 970,126 shares of common stock could be issued as interest over the remaining life of the Convertible Debentures that remain outstanding. Should the price be greater than $0.34 at the payment date, fewer shares would be issued.

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

A registration statement covering the resale of the shares underlying the debenture held by one of the four debenture holders, Lloyd I. Miller, III, was declared effective in December 2008.

In the first quarter of 2009, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the second interest payment date, January 15, 2009, in common stock and received waivers from the three holders of the convertible debentures for whom there is no resale registration statement to pay the interest in common stock notwithstanding the absence of a registration statement.  The dollar amount of interest incurred from July 15, 2008 to January 15, 2009 to be paid in stock amounted to $201,667 which, converted at $0.34 per share, resulted in an aggregate of 588,236 shares issued to the debenture holders.

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

The Company incurred $217,083 in financing costs which were capitalized and are being amortized utilizing an effective interest rate of 7%.  $24,430 in costs have been amortized in the six months ended June 30, 2009.  These costs have been included in interest expense. Three quarters of the deferred financing costs of $78,782 were written off to equity on April 21, 2009 when the related debentures were converted. As of June 30, 2009, $21,537 of interest for the fourth debenture remains to be amortized over the life of the debenture.

As described above and in Note 2 “Liquidity and Business Risks”, $3,000,000 of the convertible debentures were converted on April 21, 2009 resulting in an issuance of 10,909,091 shares of common stock. The original conversion price of $0.70 was reduced to $0.275. The remaining $1,000,000 debenture not converted retains the original $0.70 conversion price. Conversion of this debenture at $0.70 would result in the issuance of 1,428,571 shares of common stock. The conversion of the debentures at a reduced conversion price resulted in a debt conversion expense of $596,104 which has been reflected in the financial statements.

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

Cash and Cash Equivalents

Cash and Cash Equivalents as of June 30, 2009 consist primarily of a money market fund invested in short term government obligations.

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

Equity based compensation

During the six months ended June 30, 2009 and 2008, the Company recognized equity based compensation expense of $65,585 and $206,610, respectively, for stock and stock options which was recognized in the Statement of Operations. As of June 30, 2009, the total compensation costs related to non-vested awards not yet recognized is $301,610 and the Chairman of the Board Robert Johnston’s restricted stock charges are $253,000 which will be recognized over the next 4 years.

During the six months ended June 30, 2009 and 2008, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

June 30, 2009	975,000	$0.21	$0.17
June 30, 2008	744,000	$0.35	$0.24

Recent Accounting Pronouncements

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” “EITF 07-03”. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-03 on

January 1, 2008.  At June 30, 2009 there were $330,221 in capitalized prepayments.  The company expects these amounts to be fully amortized by September 30, 2009.

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

The Company has adopted the guidance espoused in SFAS No. 165, “Subsequent Events” (“SFAS 165”), effective beginning in the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to August 12, 2009, the date of issuance of our financial statements.

5.           Vela Pharmaceuticals, Inc.

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of dextofisopam.

On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $1,180,000 was reflected in the first quarter 2009 results. The payment of the cash portion of the milestone has been deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares will be issued on November 2, 2009.

The remaining milestones, none of which have been achieved to date, are as follows:

  $2 million cash + 2.25 million shares: Successful completion of Phase 2b(1)
  $2 million + 2 million shares: NDA submission
  $2 million cash +2.25 million shares: FDA approval
  1 million shares: Approval to market in Europe or Japan
  4 million shares: $100 million sales of dextofisopam, when and if approved, in any 12-month period
(1) The last patient enrollment milestone and the successful phase 2b milestone have been amended and deferred as a condition of the convertible debentures issued January 3, 2008 (see Note 3 above). Payment of the cash component of these milestones, if achieved, will be deferred until such time as 1) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee of at least $10 million, and 2) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. If the foregoing conditions are not met, then the cash components of these milestones will not be paid. Additionally, the Vela acquisition agreement has been amended to defer the equity milestones issuable to the Vela shareholders related to such Phase 2b events until November 2, 2009 at the earliest.

While the Dextofisopam Phase 2b trial results are expected in September 2009, no charge for this milestone has been reflected in the financial statements as the conditions of FASB 5 Accounting for Contingencies have not been met. The trigger event for the milestone is not considered probable.

6.           Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending June 30, 2009 and 2008, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	June 30,
	2009	2008

Stock options	3,572,155	2,839,554
Vela milestone	2,000,000	-
Warrants	18,000,000	-

Total potential dilutive securities not included in loss per share	23,572,155	2,839,554

As of June 30, 2009 the Company has $1,000,000 in convertible debentures.

As described in Note 2 “Liquidity and Business Risks” above, $3,000,000 of the convertible debentures were converted on April 21, 2009 resulting in an issuance of 10,909,091 shares of common stock. Conversion of the remaining debenture at $0.70 would result in the issuance of 1,428,571 shares of common stock.

These shares have been excluded from the diluted loss per share since inclusion would have been anti-dilutive.

7.           Common Stock Transactions

On May 11, 2009, Robert Johnston was awarded 1,200,000 shares of restricted stock at an exercised price of $0.22 per share. 300,000 of such shares become vested and free from a risk of forfeiture on the first anniversary of the date hereof, and the remaining 900,000 shares shall become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be booked as compensation expense.

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

In the first quarter of 2009, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the second interest payment date, January 15, 2009, in common stock and received waivers from the three holders of the convertible debentures for whom there is no resale registration statement to pay the interest in common stock notwithstanding the absence of a registration statement.  The dollar amount of interest incurred from July 15, 2008 to January 15, 2009 to be paid in stock amounted to $201,667 which, converted at $0.34 per share, resulted in an aggregate of 588,236 shares issued to the debenture holders.

During the first quarter of 2008, the Company incurred a non-cash charge of $56,250 for the award of 28,572 shares of common stock each to three departing board members in recognition for their service and 75,000 shares of common stock awarded to the President/CFO as part of his annual bonus.  These shares were valued at their fair market value on date of the awards.

8.           Segment and Geographic Reporting

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products.  On August 29, 2008 the Company announced that effective October 31, 2008 it would cease operations in Rehovot, Israel, and manage those activities out of the Company’s US headquarters in Iselin, New Jersey. The Company’s subsidiary in Israel, Pharmos Ltd. is being voluntarily liquidated.  The Company's selling operations are maintained in the United States.

Geographic information for the three and six months ending June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income
United States	$(2,258,294)	$(2,699,053)	$(5,870,987)	$(6,257,162)
Israel	7,794	31,495	(57,965)	(5,279)
	$(2,250,500)	$(2,667,558)	$(5,928,952)	$(6,262,441)

Capital Expenditures
United States	$-	$-	$-	$-
Israel	-	-	-	445
	$-	$-	$-	$445

Geographic information as of June 30, 2009 and December 31, 2008 are as follows:

Total Assets	June 30, 2009	December 31, 2008
United States	$3,140,942	$5,417,338
Israel	223,496	554,826
	$3,364,438	$5,972,164

Long Lived Assets, net
United States	$5,439	$9,692
Israel	-	-
	$5,439	$9,692

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary of  2009 Strategy and Operating Plan

Pharmos is currently developing only one compound, Dextofisopam, which  has completed a double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo, suggesting that Dextofisopam has the potential to become a novel firstline treatment for IBS. Pharmos initiated a Phase 2b trial in February 2007 and in June 2007 the Company announced patient screening had commenced. Dextofisopam is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Unlike the two 5-HT3 or 5-HT4 IBS therapies recently developed, both of which have significant safety concerns, Dextofisopam’s novel non-serotonergic activity offers a unique and innovative approach to IBS treatment.

On March 4, 2009 the Company announced that the size of the Dextofisopam Phase 2b trial would be modified to a 300+ patient trial and that such size should be sufficient to achieve the trial objectives. The last patients were enrolled in the trial on April 9, 2009 and the trial closed enrollment at 324 patients. The treatment period is 12 weeks with a follow up during the fourth month. The Company expects top line clinical data from the Dextofisopam Phase 2b trial to be available in September 2009.

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

On February 18, 2009 the Company announced that it had entered into an Asset Purchase Agreement (APA) with Reperio Pharmaceuticals Ltd. for the sale of the patent rights and technical know-how related to the compound known as PRS-639,058 and some follow-on molecules. The transaction was subject to a number of closing conditions, including a scientific diligence study and an upfront payment.

On June 9, 2009 Reperio informed the Company of the termination of the APA as the outcome of certain scientific diligence work was not satisfactory to Reperio, as well as the general economic conditions which prevented raising the necessary capital to further develop the assets.

The Company continues to seek, sell or license other CB2 assets, including Cannabinor which was the only CB2 asset to enter human clinical trials.

The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus. Assets involved are Tianeptine to treat IBS or functional dyspepsia.

The results for the three and six months ended June 30, 2009 and 2008 were a net loss of $2.3 million and $2.7 million and a net loss of $5.9 million and $6.3 million, respectively.  On a loss per share basis, this equates to $(0.05) and $(0.10) for the quarter and $(0.15) and $(0.24) for the first half, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of June 30, 2009, the Company's accumulated deficit was $212.7 million. The Company expects to incur additional losses over the next several years as the Company's research and development and clinical trial programs continue. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products (See note 2).

Results of Operations
Three Months ended June 30, 2009 and 2008

Total operating expenses for the second quarter of 2009 decreased by $982,387 or 38%, from $2,613,967 in 2008 to $1,631,580 in 2009.

Research & development expenses decreased by $925,136 or 43% from $2,129,793 in 2008 to $1,204,657 in 2009, related to the Company’s primary focus of cash resources on the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs.  The decline reflects decreases in virtually every research and development expense category. The primary reductions include a $264,000 reduction in payroll, a $61,000 reduction in consultant and professional fees, a $495,000 reduction in clinical studies and $105,000 reduction in various other areas. The decrease in these costs, reflect the closing of the Rehovot facility effective October 31, 2008 and the fact that the Dextofisopam trial is nearing completion.

In the quarter ended June 30, 2009, the Company advanced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients. The Phase IIb trial was fully enrolled on April 9, 2009 at 324 patients. Costs of $1,092,000 were incurred during the quarter in connection with the trial, comprising CRO-related activities and patient recruitment costs. All patients in the trial have completed treatment in July of 2009 and top line clinical data is expected in September 2009.  If the trial is successful, the proceeds from the April 2009 financing will also support additional efforts to negotiate a partnership or license arrangement with a pharmaceutical company. This is consistent with the Company’s strategy as previously communicated, as the Company’s plan is to seek a pharmaceutical company as a partner for further development of Dextofisopam.

General and administrative expenses for the second quarter of 2009 decreased by $29,269, or 6%, from $454,065 in 2008 to $424,796 in 2009. The primary reductions include a $54,000 reduction in payroll, a $35,000 reduction in consultant and professional fees and a $24,000 reduction in various other areas. This is offset in part, by increases of $39,000 in investor relations and $45,000 of miscellaneous expenses. The decrease in payroll costs reflect the impact of the 2008 restructuring plans which have reduced the Company’s head count from 18 employees in December 2007 to 5 employees at the end of December 2008 and 4 employees at the end of June 2009.  The decrease in consulting and professional fees in 2009 result from a decline in legal costs and continuing one time IRS section 382 tax analysis cost incurred in 2008. The decrease in the various costs result primarily from a reduction in facility related expenses. The increase in investor relations expenses is attributable to holding the annual meeting earlier in the year. The increase in miscellaneous expenses is the result of a gain on the disposal of fixed assets at our Rehovot facility in 2008 as this event was classified as a reduction of overall expenses.

Depreciation and amortization expenses decreased by $27,983, or 93%, from $30,109 in 2008 to $2,127 in 2009. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2008 restructuring plans.

Other expense net, increased by $565,329 from $53,591 in other expense in 2008 to $618,920 in other expense in 2009. The majority of this increase is related to the conversion of debentures into equity resulting in an expense of $596,104 and from decreased interest income of $62,305 from a decline in cash and cash equivalents. We also recorded a $76,760 decrease in interest expense as the decrease is attributable to reduced debenture interest and a $16,320 decrease in other expenses as a result of an other income item related to Amino Labs. In the second quarter of 2009 the Company recorded $47,092 in interest expense related to the issuance of $4,000,000 in convertible debentures issued on January 3, 2008.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2009 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Results of Operations
Six Months ended June 30, 2009 and 2008

Total operating expenses for the first half of 2009 decreased by $1,060,802 or 17%, from $6,223,677 in 2008 to $5,162,875 in 2009.

Research & development expenses decreased by $1,688,950 or 34% from $4,908,027 in 2008 to $3,219,077 in 2009, related to the Company’s primary focus of cash resources on the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs.  The decline reflects decreases in virtually every research and development expense category. The primary reductions include a $549,000 reduction in payroll, a $217,000 reduction in consultant and professional fees, a $690,000 reduction in clinical studies and $231,000 reduction in various other areas. The decrease in these costs reflect the closing of the Rehovot facility effective October 31, 2008 and the fact that the Dextofisopam trial is nearing completion.

In the first half of 2009, the Company advanced a Phase IIb trial of its lead compound, dextofisopam, in female IBS patients. The Phase IIb trial was fully enrolled on April 9, 2009 at 324 patients. Costs of $2,975,000 were incurred during the first half in connection with the trial, comprising CRO-related activities and patient recruitment costs. All patients in the trial completed treatment in July of 2009 and top line clinical data is expected in September 2009.  If the trial is successful, the proceeds from the April 2009 financing will also support additional efforts to negotiate a partnership or license arrangement with a pharmaceutical company. This is consistent with the Company’s strategy as previously communicated, as the Company’s plan is to seek a pharmaceutical company as a partner for further development of Dextofisopam.

In process research and development costs which were related to the Vela milestone increased by $1,180,000 from $0 in 2008 to $1,180,000 in 2009. On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $1,180,000 has been reflected in the 1Q 2009 results. The payment of the cash portion of the milestone has been deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares will be issued on November 2, 2009.

General and administrative expenses for the first half of 2009 decreased by $491,444, or 39%, from $1,250,989 in 2008 to $759,545 in 2009. The decline reflects decreases in virtually every general and administrative expense category.  The primary reductions include a $335,000 reduction in payroll, a $121,000 reduction in consultant and professional fees and a reduction in various other expenses of $99,000. This is offset in part, by increases of $45,000 in investor relations and $19,000 of miscellaneous expenses. The decrease in payroll costs reflect the impact of the 2008 restructuring plans which have reduced the Company’s head count from 18 employees in December 2007 to 5 employees at the end of December 2008 and 4 employees at the end of June 2009.  The decrease in consulting and professional fees in 2009 result from a decline in legal costs and continuing one time IRS section 382 tax analysis cost incurred in 2008. The decrease in the various costs result primarily from a reduction in facility related expenses. The increase in investor relations expenses is attributable to holding the annual meeting earlier in the year. The increase in miscellaneous expenses is the result of a gain on the disposal of fixed assets at our Rehovot facility in 2008 as this event was classified as a reduction of overall expenses.

Depreciation and amortization expenses decreased by $60,408, or 93%, from $64,661 in 2008 to $4,253 in 2009. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2008 restructuring plans.

Other expense net, increased by $727,313 from $38,764 in other expense in 2008 to $766,077 in other expense in 2009. The majority of this increase is related to the conversion of debentures into equity resulting in an expense of $596,104 and from decreased interest income of $187,719 from a decline in cash and cash equivalents. We also recorded an increase in other expenses of $23,275 which is a net of translation losses on assets held in Israel due to currency translation fluctuations and other income which relates to Amino Labs. Finally we recorded a decrease in interest expense of $79,784 as the decrease is attributable to reduced debenture interest. In the first half of 2009 the Company recorded $166,930 in interest expense related to the issuance of $4,000,000 in convertible debentures issued on January 3, 2008.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $212.7 million at June 30, 2009. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

In January 2008, the Company completed a private placement of its 10% Convertible Debentures due November 2012 and obtained gross proceeds of $4.0 million.

In April 2009, the Company completed a private placement of common stock and warrants for an aggregate purchase price of $1.8 million.

The following table describes the Company's working capital, cash and cash equivalents and short term investments on June 30, 2009, and on December 31, 2008:

	June 30, 2009	December 31, 2008

Working capital	$2,033,674	$4,232,549

Cash and cash equivalents	$2,859,172	$4,730,282

Current working capital position

As of June 30, 2009, the Company had working capital of $2.0 million consisting of current assets of $3.3 million and current liabilities of $1.3 million. This represents a decrease of $2.2 million from its working capital of $4.2 million on current assets of $5.8 million and current liabilities of $1.6 million as of December 31, 2008. This decrease in working capital of $2.2 million was principally associated with the funding of research and development and general and administrative activities.

Current and future liquidity position

Management believes that the current cash and cash equivalents, totaling $2.9 million as of June 30, 2009, will be sufficient to support the Company's currently planned continuing operations at least through December 31, 2009. The Company’s expected cash expenditures in the second half of 2009 will be less than the first half as the Dextofisopam Phase 2b trial completed patient treatment in July and statistical analysis is expected to be substantially complete in September 2009. The majority of ongoing costs will be general and administrative which will be significantly less than funding a clinical trial. The Company routinely pursues various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.  On April 21, 2009, the Company completed a private placement of common stock and warrants.  At the closing, the Company issued 18,000,000 shares of common stock and warrants exercisable for an additional 18,000,000 shares of common stock for an aggregate purchase price of $1,800,000.  The exercise price of the warrants, which have a five-year term, is $0.12 per share.  The details of the financing, made by existing investors and current board members, are described in Note 2 to the financial statements. If the trial is successful, this financing would also support additional efforts to negotiate a strategic partnership or license arrangement with a pharmaceutical company. This is consistent with Pharmos’ strategy as previously communicated, since the Company does not have the resources to continue to develop Dextofisopam through a Phase 3 trial.

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

Cash

At June 30, 2009, cash and cash equivalents totaled $2.9 million. At December 31, 2008 cash and cash equivalents totaled $4.7 million. This net decrease in cash of $1.8 million was due primarily spending for normal operating requirements offset by funds raised from the April 2009 private placement of common stock and warrants. The cash and cash equivalents will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first six months of 2009 was $3.7 million compared to net cash used of $6.4 million for the first six months of 2008.  The decrease reflects the decline in operating expenses.  In addition, a greater portion of the cash was utilized for R&D spending rather than on G&A spending in 2009 as compared to 2008 which reflects the focus of expenditures on the Dextofisopam clinical trial and the cost reduction benefits from the 2008 restructuring programs.

Financing activities

The Company realized $4,000,000 in proceeds from the issuance of convertible debentures in January 2008. On April 21, 2009 the Company completed a private placement of common stock and warrants that raised proceeds of $1,779,777 net of issuance costs. In connection with the April 21, 2009 financing, $3,000,000 of the January 2008 convertible debentures was converted at $0.275. The remaining $1,000,000 debenture is outstanding with the original conversion price of $0.70. (See note 2 to the financial statements for further information).

Commitment and Contingencies

As of June 30, 2009, the Company had the following contractual commitments and long-term obligations:
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Undetermined
Operating leases	$116,468	$116,468	$-	$-	$-
ICON CRO Vendor	532,000	532,000	-	-	-
Essential CRO Vendor	10,000	10,000	-	-	-
Vela Milestone	1,000,000	-	1,000,000	-	-
Convertible debenture	1,000,000	-	-	1,000,000	-
Convertible debenture interest	333,333	100,000	200,000	33,333	-
Total	$2,991,801	$758,468	$1,200,000	$1,033,333	$-

The Company has renegotiated its contract with ICON such that should the Dextofisopam Phase 2b trial be successful and the Company is able to raise additional capital, through a financing, partnership or licensing arrangement, an additional $374,000 would then be payable to ICON.

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of dextofisopam.

On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $1,180,000 has been reflected in the first quarter 2009 results. The payment of the cash portion of the milestone has been deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares will be issued on November 2, 2009.

The remaining milestones, none of which have been achieved to date, are as follows:

  $2 million cash + 2.25 million shares: Successful completion of Phase 2b(1)
  $2 million + 2 million shares: NDA submission
  $2 million cash +2.25 million shares: FDA approval
  1 million shares: Approval to market in Europe or Japan
  4 million shares: $100 million sales of dextofisopam, when and if approved, in any 12-month period
(1)The last patient enrollment milestone and the successful phase 2b milestone have been amended and deferred as a condition of the convertible debentures issued January 3, 2008.  Payment of the cash component of these milestones, if achieved, will be deferred until such time as 1) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of dextofisopam resulting in an upfront cash fee of at least $10 million, and 2) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. If the foregoing conditions are not met, then the cash components of these milestones will not be paid. Additionally, the Vela acquisition agreement has been amended to defer the equity milestones issuable to the Vela shareholders related to such Phase 2b events until November 2, 2009 at the earliest.

While the Dextofisopam Phase 2b trial results are expected in September 2009, no charge for this milestone has been reflected in the financial statements as the conditions of FASB #5 have not been met. The trigger event for the milestone is not considered probable.

New accounting pronouncements

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted EITF 07-3 on January 1, 2008.  At June 30, 2009 there were $330,221 in capitalized prepayments.  The company expects these amounts to be fully amortized by September 30, 2009.

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

The Company has adopted the guidance espoused in SFAS No. 165, “Subsequent Events” (“SFAS 165”), effective beginning in the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to August 12  2009, the date of issuance of our financial statements.

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
 (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer and several other members of Pharmos' senior management at June 30, 2009. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of June 30, 2009, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $2.9 million as of June 30, 2009, together with the $1,800,000 capital raise closed on April 21, 2009, will be sufficient to support our currently planned continuing operations through at least December 31, 2009. Without additional financing, there is substantial doubt about our ability to continue as a going concern.   The Company is actively seeking to sell non-core assets.  Should we be unable to raise adequate financing or generate revenue in the future, our operations will need to be scaled back or discontinued.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

1.           On April 21, 2009, Pharmos Corporation completed a private placement of common stock and warrants.  At the closing, the Company issued 18,000,000 shares of common stock and warrants exercisable for an additional 18,000,000 shares of common stock for an aggregate purchase price of $1,800,000.  The proceeds of this financing, together with the Company’s existing cash, will be used to fund completion of the Dextofisopam Phase 2b trial and Company operations through 2009.  If the trial is successful, this financing would also support additional efforts to negotiate a strategic partnership or license arrangement with a pharmaceutical company.  The exercise price of the warrants, which have a five-year term, is $0.12 per share.  The purchase price was based on an offer from a third party on similar financial terms based on certain conditions for a larger proposed transaction that were not met.

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

2.           On April 21, 2009, Venrock Associates (which is affiliated with Anthony B. Evnin, a Director of the Company), New Enterprise Associates (which is affiliated with Charles W. Newhall, III, a Director of the Company) and Robert F. Johnston, the Company’s Executive Chairman of the Board of Directors, agreed to convert as of such date the Company’s 10% Convertible Debentures due November 1, 2012 held by them, comprising an aggregate of $3,000,000 in principal amount, at a conversion price of $0.275 per share.  Accrued but unpaid interest on their debentures, aggregating $80,403, was also converted on such date, at a conversion price of $0.34 per share.  An aggregate of 11,145,570 shares was issued upon conversion of the principal and accrued but unpaid interest on the debentures.

Item 3                  Defaults upon Senior Securities                                                                                                NONE

Item 4                  Submission of Matters to Vote of Security Holders                                                                NONE

Item 5                      Other Information

Item 6                      Exhibits

Number Exhibit

3.1              Restated Articles of Incorporation (Incorporated by reference to Appendix E to the Joint Proxy Statement/Prospectus included in the Form S-4 Registration Statement of the Company dated September 28, 1992 (No. 33-52398)

3.2              Certificate of Amendment of Restated Articles of Incorporation dated January 30, 1995 (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

3.3              Certificate of Amendment of Restated Articles of Incorporation dated January 16, 1998 (Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 6, 1998).

3.4              Certificate of Amendment of Restated Articles of Incorporation dated October 21, 1999 (Incorporated by reference to exhibit 4(e) to the Form S-3 Registration Statement of the Company filed September 28, 2000 (No. 333-46818)).

3.5              Certificate of Amendment of Restated Articles of Incorporation dated July 19, 2002 (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002).

3.6              Certificate of Amendment of Restated Articles of Incorporation dated July 7, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004).

3.7              Certificate of Amendment to Articles of Incorporation dated September 23, 2005 (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

3.8              Certificate of Amendment to Articles of Incorporation dated August 5, 2009.

4.1              Securities Purchase Agreement dated as of April 21, 2009 by and among Pharmos Corporation and the Purchasers named therein (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 23, 2009).

4.2              Form of Stock Purchase Warrant dated April 21, 2009 (incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 23, 2009).

4.3              Registration Rights Agreement dated as of April 21, 2009 by and among Pharmos Corporation and the Purchasers named therein (incorporated by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 23, 2009).

4.4              Debenture Amendment Agreement dated April 21, 2009 among Pharmos Corporation, New Enterprise Associates 10, Limited Partnership, Venrock Associates, Venrock Associates III, L.P., Venrock Entrepreneurs Fund III, L.P. and Robert F. Johnston (incorporated by reference to exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 23, 2009).

4.5              Amendment No. 3 dated as of April 21, 2009 to the Rights Agreement, dated as of October 23, 2002, as amended on October 23, 2006 and on January 3, 2008 (the “Rights Agreement”), between Pharmos Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 23, 2009).

10.1              Form of Pharmos Corporation Indemnification Agreement dated as of April 21, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2009).

31.1              Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 12, 2009
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)