Form 10-Q
period 2009-09-30
PHARMOS CORP
filed 2009-11-12
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of  November 5, 2009, the Registrant had outstanding 59,291,155 shares of its $.03 par value Common Stock.

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
Condensed Consolidated Balance Sheets
	September 30, 2009	December 31, 2008
Assets	(Unaudited)
Cash and cash equivalents	$1,276,793	$4,730,282
Restricted cash	38,998	38,998
Prepaid expenses and other current assets	62,362	1,049,898
Total current assets	1,378,153	5,819,178

Fixed assets, net	3,409	9,692
Other assets	36,278	143,294

Total assets	$1,417,840	$5,972,164

Liabilities and Shareholders’ Equity
Accounts payable	$200,469	$883,966
Accrued expenses	219,717	615,663
Accrued wages and other compensation	54,000	87,000
Total current liabilities	474,186	1,586,629

Other liabilities	11,103	44,316
Milestone payable	1,000,000	-
Convertible debentures	1,000,000	4,000,000
Total liabilities	2,485,289	5,630,945

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 and 60,000,000 shares authorized, 57,291,155 and 26,210,290 issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively	1,718,735	786,307
Stock subscription	180,000	-
Paid-in capital in excess of par	211,134,259	206,309,096
Accumulated deficit	(214,100,017)	(206,753,758)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' (deficit) equity	(1,067,449)	341,219

Total liabilities and shareholders' equity	$1,417,840	$5,972,164

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PHARMOS CORPORATION (Unaudited) Condensed Consolidated Statements of Operations
Three months ended September 30,	Nine months ended September 30,

	2009	2008	2009	2008
Expenses
Research and development	$1,047,260	$2,298,882	$4,266,337	$7,206,909
In–process research and development Vela milestone	-	-	1,180,000	-
General and administrative	342,320	436,758	1,101,865	1,687,747
Depreciation and amortization	2,030	24,853	6,283	89,514
Total operating expenses	1,391,610	2,760,493	6,554,485	8,984,170

Loss from operations	(1,391,610)	(2,760,493)	(6,554,485)	(8,984,170)

Other (expense) income
Debt conversion expense	-	-	(596,104)	-
Interest income	776	43,061	8,149	238,152
Interest expense	(29,607)	(122,580)	(196,537)	(369,294)
Other income (expense)	3,134	(4,340)	(7,282)	8,519
Other expense, net	(25,697)	(83,859)	(791,774)	(122,623)

Net loss	$(1,417,307)	$(2,844,352)	$(7,346,259)	$(9,106,793)

Net loss per share
- basic and diluted	$(0.02)	$(0.11)	$(0.16)	$(0.35)

Weighted average shares outstanding
- basic and diluted	57,264,340	26,023,311	44,724,194	25,842,264

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(7,346,259)	$(9,106,793)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,283	89,514
Amortization of deferred financing fees	28,633	-
Provision for severance pay	-	(163,986)
Stock based compensation	128,021	278,224
Debenture interest paid in common stock	130,403	159,602
Milestone stock subscription	180,000	-
Debt conversion expense	596,104	-
Gain on disposition of fixed assets	-	(8,044)
Changes in operating assets and liabilities:
Research and development grants receivable	-	3,859
Prepaid expenses and other current assets	880,522	(331,715)
Other assets	107,016	(28,049)
Accounts payable	(683,497)	85,944
Accrued expenses	(194,279)	319,717
Accrued wages and other compensation	(33,000)	(562,590)
Milestone payable	1,000,000	-
Other liabilities	(33,213)	(33,216)

Net cash used in operating activities	(5,233,266)	(9,297,533)

Cash flows from investing activities
Proceeds from disposition of fixed assets	-	115,238
Proceeds from sale of short-term investments	-	3,686,568
Severance pay funding	-	102,670
Decrease in restricted cash	-	47,303

Net cash provided by investing activities	-	3,951,779

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	4,000,000
Proceeds from issuance of common stock and warrants, net of issuance costs	1,779,777	-

Net cash provided by financing activities	1,779,777	4,000,000

Net decrease in cash and cash equivalents	(3,453,489)	(1,345,754)

Cash and cash equivalents at beginning of year	4,730,282	7,481,741

Cash and cash equivalents at end of period	$1,276,793	$6,135,987

Supplementary information on operating and financing activity not involving cash flows:

	2009	2008

Common shares issued for accrued interest as of December 2008	$201,667	$-
Write off of deferred financing fees associated with conversion of debentures	78,382	-
Conversion of debentures to common stock	3,000,000	-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

The Company’s Form 10-K, which was filed with the SEC on February 27, 2009, contained an audit opinion from PricewaterhouseCoopers LLP, its then registered public accounting firm, that expresses doubt about the ability of the company to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On October 23, 2009 the Company filed a Form 8-K reporting the replacement of PricewaterhouseCoopers LLP with Friedman LLP as the Company’s independent registered public accounting firm. There were no disagreements between PricewaterhouseCoopers LLP and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change was made for cost reasons.

1.      The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of diseases of the nervous system, including disorders of the brain-gut axis (e.g., Irritable Bowel Syndrome), with a focus on pain/inflammation, and autoimmune disorders. The Company's most advanced product is Dextofisopam for the treatment of irritable bowel syndrome (IBS).

On September 14, 2009, the Company announced the results of its Phase 2b Dextofisopam clinical trial to evaluate safety and efficacy of the compound in irritable bowel syndrome.

Although the primary efficacy variable (% of weeks responding for adequate overall relief of IBS symptoms) did not reach statistical significance, the percentage responding for the Dextofisopam 200 mg group was higher than that observed for the Phase 2a trial. However, the placebo response rate was also higher than expected compared to the Phase 2a placebo response.

This result was similarly demonstrated across all other secondary efficacy variables associated with the adequate overall relief question. In all cases except in the first month, the response rates for the Dextofisopam 200 mg group were essentially the same as or in most cases better than the response rates observed for the Phase 2a trial.

Also, secondary response variables of adequate relief of abdominal pain and discomfort and overall IBS symptoms ratings showed statistical significance and trends favoring the Dextofisopam 200 mg group compared to placebo.

The Phase 2b double-blind, randomized, placebo-controlled study evaluated the clinical safety, tolerability and efficacy of multiple doses of Dextofisopam. Female outpatients with diarrhea predominant and alternating diarrhea and constipation IBS (according to Rome III Criteria for IBS) were randomized into each of four treatment groups: 100mg, 200mg, and 300mg twice a day (BID) Dextofisopam or placebo. A total of 324 patients were enrolled using approximately 70 US centers. The patients participated for up to 19 weeks, including a screening period, a 12-week treatment period, and a 28-day post treatment period. The primary endpoint was “adequate overall relief” of IBS symptoms during the 12-week treatment period.

In the Phase 2b study, of the 324 patients randomized, 311 (96%) were evaluated in the Intent to Treat (ITT) analysis. Patients who completed the full study numbered 225 (69%), a similar percentage to the Phase 2a study, and 99 (31%) patients discontinued the study. The majority of patients who discontinued did so due to withdrawal of consent or a non serious adverse event.

Demographics and baseline calculations were comparable among the four treatment groups. The mean age was between 44 and 45 years of age. The duration of IBS disease symptoms ranged from 9 to 11 years, and the majority of patients were white.

The most bothersome IBS symptom reported at baseline was abdominal pain and discomfort, followed by a sense of urgency and stool frequency.

This Phase 2b study followed a successful 141-patient Phase 2a study in which Dextofisopam with a dose of 200 mg BID demonstrated a statistically significant improvement over placebo on the primary endpoint of adequate overall relief ( p=0.033). In the Phase 2a trial, Dextofisopam was well tolerated and did not cause significant constipation. Dextofisopam also provided benefit on a variety of secondary endpoints. Importantly, the beneficial effects on stool frequency were observable after two days and maintained for 12 weeks of treatment. Overall, similar rates of adverse events were seen with Dextofisopam and placebo. Diarrhea and constipation as adverse events occurred at a very low rate.

Additionally, Dextofisopam has been evaluated in three randomized, double-blind, placebo-controlled Phase 1 trials comprising healthy volunteers. Clinical data from the Phase 1 studies demonstrated that Dextofisopam appears to be safe and well tolerated at doses up to 600 mg BID.

As previously communicated, the Company’s strategy is now to seek a pharmaceutical partner with the appropriate GI scientific expertise for further development of Dextofisopam.  On October 21, 2009 the Company announced that it had engaged Cowen and Company as advisors to assist with accelerating a partnership arrangement for Dextofisopam.

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

The Company’s strategy also includes  seeking a partner who will take the lead in both operating and funding the research programs other than Dextofisopam. The Company does not plan to invest any further funds into the programs that have been developed in Israel. These programs are available for sale / licensing or some other arrangement with potential partners.

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

The Company has corporate offices in Iselin, New Jersey.

2.               Liquidity and Business Risks

The Company was not profitable from 2002 through September 30, 2009.  The Company had an accumulated deficit of $214.1 million as of September 30, 2009 and expects to continue to incur losses going forward.  Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards, and interest income. Management believes that the current cash and cash equivalents, totaling $1.3 million as of September 30, 2009, will be sufficient to support the Company's currently planned continuing operations through at least December 31, 2009. The Company is working on securing cash resources to extend operations beyond December 31, 2009. Cowen and Company have been retained as advisors to help accelerate the process of a partnership arrangement for our lead compound, Dextofisopam. Additionally any proceeds for the sale of the New Jersey NOL’s are expected to extend operations beyond December 31, 2009. The Company’s expected cash expenditures in the last quarter of 2009 will be less than the first three quarters of 2009 as the Dextofisopam Phase 2b trial completed patient treatment in July and statistical analysis was completed in September 2009. The majority of ongoing costs will be general and administrative which will be significantly less than funding a clinical trial. The available cash resources raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue our operations.

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

The closing price on the date of the first interest payment date was $0.34 which means that, under the payment terms of the Convertible Debentures, up to an additional 970,126 shares of common stock could be issued as interest over the remaining life of the Convertible Debentures that remain outstanding. Should the price be greater than $0.34 at the payment date, fewer shares would be issued.

The Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the first interest payment date, July 15, 2008, in common stock and received waivers from three of the four holders of the convertible debentures to pay the interest in common stock notwithstanding the absence of a registration statement.  The interest conversion rate is defined as the greater of (i) the average of the five closing prices immediately prior to the applicable interest payment date, (ii) the closing price on the date of a second closing (which did not occur), and (iii) the closing price on the date of the first closing (which was $0.34).  The average of the five closing prices prior to July 15, 2008 was $0.358. The dollar amount of interest incurred from January 3, 2008 (the debenture inception) to July 14, 2008 to be paid in stock amounted to $159,602 which, converted at $0.358 per share, resulted in an aggregate of 445,815 shares issued to the debenture holders who agreed to receive interest in the form of common stock.  In addition, the Company made a cash interest payment of $53,201 to the fourth debenture holder.

A registration statement covering the resale of the shares underlying the debenture held by one of the four debenture holders, Lloyd I. Miller, III, was declared effective in December 2008.

In the first quarter of 2009, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the second interest payment date, January 15, 2009, in common stock and received waivers from the three holders of the convertible debentures for whom there is no resale registration statement to pay the interest in common stock notwithstanding the absence of a registration statement.  The dollar amount of interest incurred from July 15, 2008 to January 15, 2009 for all four debenture holders to be paid in stock amounted to $201,667 which, converted at $0.34 per share, resulted in an aggregate of 588,236 shares issued to the debenture holders.

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

In the third quarter of 2009, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the third interest payment date, July 15, 2009, in common stock to the remaining debenture holder. The dollar amount of interest incurred from January 15, 2009 to July 15, 2009 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

The Company incurred $217,083 in financing costs which were capitalized and are being amortized utilizing an effective interest rate of 7%.  $28,633 in costs have been amortized in the nine months ended September 30, 2009.  These costs have been included in interest expense. Three quarters of the deferred financing costs of $78,382 were written off to equity on April 21, 2009 when the related debentures were converted. As of September 30, 2009, $17,332 of interest for the fourth debenture remains to be amortized over the life of the debenture.

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

Cash and Cash Equivalents

Cash and Cash Equivalents as of September 30, 2009 consist primarily of a money market fund invested in short term government obligations.

Restricted cash

Short term restricted cash represents a deposit held for or by the landlord for the Rehovot facility. There was a dispute on the termination of the lease. A settlement has been agreed upon which will be resolved in the fourth quarter. The amount of the restricted cash balance will be used as a settlement amount and all future claims will be waived.

Research and Development Costs

Non-refundable research and development advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities are capitalized pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments are capitalized until the goods have been delivered or the related services have been performed.

On June 27, 2007, the FASB reached a final consensus on ASC Topic 730, formerly Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” “EITF 07-03”. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The Company adopted Topic 730, formerly EITF 07-03 on January 1, 2008.  At September 30, 2009 there was $0 in capitalized prepayments.  The Company fully amortized these amounts before September 30, 2009.

Income Taxes

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2009 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.  In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files.

Foreign exchange

The Company's foreign operations were principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other income (expense). To date, such gains and losses have been insignificant.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, investments, other receivables, other assets, accounts payable and accrued liabilities approximate fair value due to their short term maturities.

Equity based compensation

During the nine months ended September 30, 2009 and 2008, the Company recognized equity based compensation expense of $128,021 and $278,224, respectively, for restricted stock and stock options which was recognized in the Consolidated Statement of Operations. As of September 30, 2009, the total compensation costs related to non-vested stock options not yet recognized is $270,692 and the Chairman of the Board Robert Johnston’s restricted stock charges are $236,500 which will be recognized over the remaining requisite service period.

During the nine months ended September 30, 2009 and 2008, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value
September 30, 2009	1,050,000	$0.22	$0.17
September 30, 2008	854,000	$0.36	$0.24

Recent Accounting Pronouncements

In the quarter ended September 30, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification (ASC) and Hierarchy of Generally Accepted Accounting Principles”, which is now the single source of authoritative US GAAP, except for additional authoritative rules and interpretive releases issued by the SEC, for interim and annual periods. The adoption had no effects and the codification supersedes all existing non-SEC standards; new references are included in this interim report on Form 10-Q. When possible, the FASB references have been replaced with ASC references.

In March 2008, the FASB issued SFAS  No. 161, “Disclosures about Derivative Instruments and Hedging Activities” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this guidance now included in ASC Topic 815 did not have any effect on the Company.

In May 2008 the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has evaluated the impact of this statement now included in ASC Topic 470, and has concluded that it is not applicable to the Company’s convertible debentures.

In December 2007, the FASB issued guidance which is included in ASC 808, “Collaborative Arrangements”, which is effective for calendar-year companies beginning January 1, 2009. ASC 808 clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangement should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. The implementation of this standard was not applicable to the Company’s financial statements.

The Company has adopted the guidance espoused in SFAS No. 165, “Subsequent Events”, now included in ASC Topic 855, effective beginning in the quarter ended June 30, 2009. Management  has evaluated for disclosure subsequent events that have occurred up to November 12, 2009, the date that our financial statements are available for release.

As of June 30, 2009 the Company implemented FASB ASC 825-10-65-1, “Financial Instruments”. ASC 825-10-65-1 provides disclosure about fair value of financial instruments in interim as well as in annual financial statements. This guidance is effective for periods after June 15, 2009.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures” (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall,” for the fair value of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are Level fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value liabilities required by GAAP. The Company is currently assessing the impact of the adoption of ASU 2009-05.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, Revenue Recognition) (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of the adoption of ASU 2009-13.

5.    Vela Pharmaceuticals, Inc.

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of Dextofisopam.

On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $1,180,000 was reflected in the 1Q 2009 results. The payment of the cash portion of the milestone has been deferred under an amendment to the acquisition agreement (see (1) below). Under the terms of the Vela acquisition agreement as amended, the 2 million shares will be issued on November 2, 2009.

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

The results of the Dextofisopam Phase 2b clinical trial were announced on September 14, 2009. The trial did not meet the primary endpoints for any of the three drug dose arms and therefore the trial did not meet the definition of a successful trial. The successful completion milestone was not met, and no charge has been reflected in the third quarter financial statements.

6.    Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending September 30, 2009 and 2008, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	September 30,
	2009	2008

Stock options	3,647,155	2,905,965
Convertible debentures	1,428,571	-
Vela milestone	2,000,000	-
Warrants	18,000,000	-

Total potential dilutive securities not included in loss per share	25,075,726	2,905,965

7.    Common Stock Transactions

In the third quarter of 2009, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the third interest payment date, July 15, 2009, in common stock to the remaining debenture holder. The dollar amount of interest incurred from January 15, 2009 to July 15, 2009 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

On May 11, 2009, Robert Johnston, the Executive Chairman, was awarded 1,200,000 shares of restricted stock at an exercised price of $0.22 per share. 300,000 of such shares become vested and free from a risk of forfeiture on the first anniversary of the date hereof, and the remaining 900,000 shares shall become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be recorded as compensation expense.

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

After the equity financing, the issuance of the warrants and the shares issued upon conversion of the debentures, the aggregate shares beneficially held by Venrock Associates, New Enterprise Associates and Mr. Johnston will be approximately 56 million shares out of a fully diluted total of 79 million shares or 71%. Issuance of further milestone shares under the Vela acquisition agreement would increase the percentage owned by these insiders.

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

Geographic information for the three and nine months ending September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) income
United States	$(1,382,937)	$(2,836,178)	$(7,253,924)	$(9,093,340)
Israel	(34,370)	(8,174)	(92,335)	(13,453)
	$(1,417,307)	$(2,844,352)	$(7,346,259)	$(9,106,793)

Capital Expenditures
United States	$-	$-	$-	$-
Israel	-	-	-	-
	$-	$-	$-	$-

Geographic information as of September 30, 2009 and December 31, 2008 are as follows:

Total Assets	September 30, 2009	December 31, 2008
United States	$1,265,775	$5,417,338
Israel	152,065	554,826
	$1,417,840	$5,972,164

Long Lived Assets, net
United States	$3,409	$9,692
Israel	-	-
	$3,409	$9,692

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary of  2009 Strategy and Operating Plan

Pharmos is currently developing only one compound, Dextofisopam for the treatment of irritable bowel syndrome (IBS).

On September 14, 2009, the Company announced the results of its Phase 2b Dextofisopam clinical trial to evaluate safety and efficacy of the compound in irritable bowel syndrome.

Although the primary efficacy variable (% of weeks responding for adequate overall relief of IBS symptoms) did not reach statistical significance, the percentage responding for the Dextofisopam 200 mg group was higher than that observed for the Phase 2a trial. However, the placebo response rate was higher than expected compared to the Phase 2a placebo response.

This result was similarly demonstrated across all other secondary efficacy variables associated with the adequate overall relief question. In all cases except in the first month, the response rates for the Dextofisopam 200 mg group were essentially the same as or in most cases better than the response rates observed for the Phase 2a trial.

Secondary response variables of adequate relief of abdominal pain and discomfort and overall IBS symptoms ratings showed statistical significance and trends favoring the Dextofisopam 200 mg group compared to placebo.

The Phase 2b double-blind, randomized, placebo-controlled study evaluated the clinical safety, tolerability and efficacy of multiple doses of Dextofisopam. Female outpatients with diarrhea predominant and alternating diarrhea and constipation IBS (according to Rome III Criteria for IBS) were randomized into each of four treatment groups: 100mg, 200mg, and 300mg twice a day (BID) Dextofisopam or placebo. A total of 324 patients were enrolled using approximately 70 US centers. The patients participated for up to 19 weeks, including a screening period, a 12-week treatment period, and a 28-day post treatment period. The primary endpoint was “adequate overall relief” of IBS symptoms during the 12-week treatment period.

In the Phase 2b study, of the 324 patients randomized, 311 (96%) were evaluated in the Intent to Treat (ITT) analysis. Patients who completed the full study numbered 225 (69%), a similar percentage to the Phase 2a study, and 99 (31%) patients discontinued the study. The majority of patients who discontinued did so due to withdrawal of consent or a non serious adverse event.

Demographics and baseline calculations were compatible among the four treatment groups. The mean age was between 44 and 45 years of age. The duration of IBS disease symptoms ranged from 9 to 11 years, and the majority of patients were white.

The most bothersome IBS symptom reported at baseline was abdominal pain and discomfort, followed by a sense of urgency and stool frequency.

This Phase 2b study followed a successful 141-patient Phase 2a study in which Dextofisopam with a dose of 200 mg BID demonstrated a statistically significant improvement over placebo on the primary endpoint of adequate overall relief ( p=0.033). In the Phase 2a trial, Dextofisopam was well tolerated and did not cause significant constipation. Dextofisopam also provided benefit on a variety of secondary endpoints. Importantly, the beneficial effects on stool frequency were observable after two days and maintained for 12 weeks of treatment. Overall, similar rates of adverse events were seen with Dextofisopam and placebo. Diarrhea and constipation as adverse events occurred at a very low rate.

Additionally, Dextofisopam has been evaluated in three randomized, double-blind, placebo-controlled Phase 1 trials comprising healthy volunteers. Clinical data from the Phase 1 studies demonstrated that Dextofisopam appears to be safe and well tolerated at doses up to 600 mg BID.

As previously communicated, the Company’s strategy is now to seek a pharmaceutical partner with the appropriate GI scientific expertise for further development of Dextofisopam.  On October 21, 2009 the Company announced that it had engaged Cowen and Company as advisors to assist with accelerating a partnership arrangement for Dextofisopam.

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

The results for the three and nine months ended September 30, 2009 and 2008 were a net loss of $1.4 million and $2.8 million and a net loss of $7.3 million and $9.1 million, respectively.  On a loss per share basis, this equates to $(0.02) and $(0.11) for the quarter and $(0.16) and $(0.35) for the first nine months, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of September 30, 2009, the Company's accumulated deficit was $214.1 million. The Company may incur additional losses over the next several years dependent upon any additional research and development and clinical trial programs. The Company's ability to achieve profitability, if ever, is dependent on its ability to develop and obtain regulatory approvals for its product candidates, to enter into agreements for product development and commercialization with strategic corporate partners and contract to develop or acquire the capacity to manufacture and sell its products (See note 2).

Results of Operations
Three Months ended September 30, 2009 and 2008

Total operating expenses for the third quarter of 2009 decreased by $1,368,883 or 50%, from $2,760,493 in 2008 to $1,391,610 in 2009.

Research & development expenses decreased by $1,251,622 or 54% from $2,298,882 in 2008 to $1,047,260 in 2009, related to the Company’s primary focus of cash resources on the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs.  The decline reflects decreases in virtually every research and development expense category. The primary reductions include a $175,000 reduction in payroll, a $109,000 reduction in consultant and professional fees, an $858,000 reduction in clinical studies and $110,000 reduction in various other areas. The decrease in these costs, reflect the closing of the Rehovot facility effective October 31, 2008 and the fact that the Dextofisopam trial is complete.

In the quarter ended September 30, 2009, the Company completed a Phase 2b trial of its lead compound, Dextofisopam, in female IBS patients. The Phase 2b trial was fully enrolled on April 9, 2009 at 324 patients. Costs of $971,000 were incurred during the quarter in connection with the trial, comprising CRO-related activities. All patients in the trial have completed treatment in July of 2009 and top line clinical data was released in September 2009. The results of the Dextofisopam Phase 2b clinical trial were announced on September 14, 2009. The trial did not meet the primary endpoints for any of the three drug dose arms and therefore the trial did not meet the definition of a successful trial. On October 21, 2009 the Company announced that it had engaged Cowen and Company as advisors to assist with accelerating a partnership arrangement for Dextofisopam.

General and administrative expenses for the third quarter of 2009 decreased by $94,438, or 22%, from $436,758 in 2008 to $342,320 in 2009. The primary reductions are a $24,000 decrease in payroll, a $100,000 reduction in miscellaneous expenses and an $8,000 reduction in investor relations. This is offset in part, by increases of $29,000 in rent and utilities and $15,000 of miscellaneous expenses. The decrease in payroll costs reflect the impact of the 2008 restructuring plans which have reduced the Company’s head count from 18 employees in December 2007 to 5 employees at the end of December 2008 and 4 employees at the end of September 2009. The decrease in investor relations expenses is attributable to holding the annual meeting earlier in the year. The increase in rent is the result of the settlement of the Rehovot lease in which a third quarter charge was booked. The increase in 2009 miscellaneous expenses is the result of a 2008 gain on the disposal of fixed assets at our Rehovot facility which reduced the 2008 net expenses. Finally the cumulative effect of the other areas was minimal in the overall numbers.

Depreciation and amortization expenses decreased by $22,823, or 92%, from $24,853 in 2008 to $2,030 in 2009. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2008 restructuring plans.

Other expense net, decreased by $58,162 from $83,859 in other expense in 2008 to $25,697 in other expense in 2009. The reduction is related to the decreased interest income of $42,285 from a decline in cash and cash equivalents offset by a $92,973 reduction in interest expense attributable to reduced debenture interest and a $7,474 decrease in translation gains and losses that were recorded at our Rehovot location. In the third quarter of 2009 the Company recorded $29,607 in interest expense related to the remaining of $1,000,000 in convertible debentures issued on January 3, 2008.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2009 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Results of Operations
Nine Months ended September 30, 2009 and 2008

Total operating expenses for the first nine months of 2009 decreased by $2,429,685 or 27%, from $8,984,170 in 2008 to $6,554,485 in 2009.

Research & development expenses decreased by $2,940,572 or 41% from $7,206,909 in 2008 to $4,266,337 in 2009, related to the Company’s primary focus of cash resources on the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs.  The decline reflects decreases in virtually every research and development expense category. The primary reductions include a $724,000 reduction in payroll, a $327,000 reduction in consultant and professional fees, a $1,547,000 reduction in clinical studies and $342,000 reduction in various other areas. The decrease in these costs reflect the closing of the Rehovot facility effective October 31, 2008 and the fact that the Dextofisopam trial is complete.

In the first nine months of 2009, the Company completed a Phase 2b trial of its lead compound, Dextofisopam, in female IBS patients. The Phase 2b trial was fully enrolled on April 9, 2009 at 324 patients. Costs of $3,946,000 were incurred during the first nine months of 2009 in connection with the trial, comprising CRO-related activities. All patients in the trial completed treatment in July of 2009 and top line clinical data was released in September 2009. The results of the Dextofisopam Phase 2b clinical trial were announced on September 14, 2009. The trial did not meet the primary endpoints for any of the three drug dose arms and therefore the trial did not meet the definition of a successful trial. On October 21, 2009 the Company announced that it had engaged Cowen and Company as advisors to assist with accelerating a partnership arrangement for Dextofisopam.

In process research and development costs which were related to the Vela milestone increased by $1,180,000 from $0 in 2008 to $1,180,000 in 2009. On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $1,180,000 has been reflected in the 1Q 2009 results. The payment of the cash portion of the milestone has been deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares will be issued on November 2, 2009. Since the trial results were not successful, no other milestones have been achieved.

General and administrative expenses for the first nine months of 2009 decreased by $585,882, or 35%, from $1,687,747 in 2008 to $1,101,865 in 2009. The decline reflects decreases in virtually every general and administrative expense category.  The primary reductions include a $359,000 reduction in payroll, a $100,000 reduction in miscellaneous expenses, a $123,000 reduction in consultant and professional fees and a reduction in various other expenses of $75,000. This is offset in part, by increases of $36,000 in investor relations and $34,000 of miscellaneous expenses. The decrease in payroll costs reflect the impact of the 2008 restructuring plans which have reduced the Company’s head count from 18 employees in December 2007 to 5 employees at the end of December 2008 and 4 employees at the end of September 2009. The decrease in consulting and professional fees in 2009 result from a decline in legal costs and a one time IRS section 382 tax analysis cost incurred in 2008. The decrease in the various costs result primarily from a reduction in facility related expenses. The increase in investor relations expenses is attributable to holding the annual meeting earlier in the year. The increase in 2009 miscellaneous expenses is the result of a 2008 gain on the disposal of fixed assets at our Rehovot facility as this event was classified as a reduction of overall expenses.

Depreciation and amortization expenses decreased by $83,231, or 93%, from $89,514 in 2008 to $6,283 in 2009. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2008 restructuring plans.

Other expense net, increased by $669,151 from $122,623 in other expense in 2008 to $791,774 in other expense in 2009. The majority of this increase is related to the conversion of debentures into equity resulting in an expense of $596,104 and from decreased interest income of $230,003 from a decline in cash and cash equivalents.  We also recorded an increase in other expenses of $15,801 which is a net of translation losses on assets held in Israel due to currency translation fluctuations and other income which relates to Amino Labs. Finally we recorded a decrease in interest expense of $172,757 as the decrease is attributable to reduced debenture interest. In the first nine months of 2009 the Company recorded $196,536 in interest expense related to the issuance of $4,000,000 in convertible debentures issued on January 3, 2008.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $214.1 million at September 30, 2009. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

In January 2008, the Company completed a private placement of its 10% Convertible Debentures due November 2012 and obtained gross proceeds of $4.0 million.

In April 2009, the Company completed a private placement of common stock and warrants for an aggregate purchase price of $1.8 million.

The following table describes the Company's working capital, cash and cash equivalents and short term investments on September 30, 2009, and on December 31, 2008:

	September 30, 2009	December 31, 2008
Working capital	$903,967	$4,232,549

Cash and cash equivalents	$1,276,793	$4,730,282

Current working capital position

As of September 30, 2009, the Company had working capital of $0.9 million consisting of current assets of $1.4 million and current liabilities of $0.5 million. This represents a decrease of $3.3 million from its working capital of $4.2 million on current assets of $5.8 million and current liabilities of $1.6 million as of December 31, 2008. This decrease in working capital of $3.3 million was principally associated with the funding of research and development and general and administrative activities.

Current and future liquidity position

Management believes that the current cash and cash equivalents, totaling $1.3 million as of September 30, 2009, will be sufficient to support the Company's currently planned continuing operations at least through December 31, 2009. The Company is working on securing cash resources to extend operations beyond December 31, 2009. Cowen and Company have been retained as advisors to help accelerate the process of a partnership arrangement for our lead compound, Dextofisopam. Additionally any proceeds for the sale of the New Jersey NOL’s are expected to extend operations beyond December 31, 2009. The Company’s expected cash expenditures in the last quarter of 2009 will be less than the first three quarters of 2009 as the Dextofisopam Phase 2b trial completed patient treatment in July and statistical analysis was completed in September 2009. The majority of ongoing costs will be general and administrative which will be significantly less than funding a clinical trial. The Company routinely pursues various funding options, including additional equity offerings, equity-like financing, strategic corporate alliances, business combinations and the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.  On April 21, 2009, the Company completed a private placement of common stock and warrants.  At the closing, the Company issued 18,000,000 shares of common stock and warrants exercisable for an additional 18,000,000 shares of common stock for an aggregate purchase price of $1,800,000.  The exercise price of the warrants, which have a five-year term, is $0.12 per share.  The details of the financing, made by existing investors and current board members, are described in Note 2 to the financial statements. This financing would also support additional efforts to negotiate a strategic partnership or license arrangement with a pharmaceutical company. This is consistent with Pharmos’ strategy as previously communicated, since the Company does not have the resources to continue to develop Dextofisopam through a Phase 3 trial.

The Company’s Form 10-K, which was filed with the SEC on February 27, 2009, contained an audit opinion from PricewaterhouseCoopers LLP, its then registered public accounting firm, that expresses doubt about the ability of the company to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

At September 30, 2009, cash and cash equivalents totaled $1.3 million. At December 31, 2008 cash and cash equivalents totaled $4.7 million. This net decrease in cash of $3.4 million was due primarily to spending for normal operating requirements offset by funds raised from the April 2009 private placement of common stock and warrants. The cash and cash equivalents will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first nine months of 2009 was $5.2 million compared to net cash used of $9.3 million for the first nine months of 2008.  The decrease reflects the decline in operating expenses.  In addition, a greater portion of the cash was utilized for R&D spending rather than on G&A spending in 2009 as compared to 2008 which reflects the focus of expenditures on the Dextofisopam clinical trial and the cost reduction benefits from the 2008 restructuring programs.

Investing activities

Net cash provided by investing activities were zero in 2009 while in 2008, the Company had net investment proceeds from the sale of short term investments of $3.7 million, proceeds from the disposition of assets of $115,000, a severance pay funding benefit of $103,000 and a decrease in restricted cash of $47,000.

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

Commitment and Contingencies

As of September 30, 2009, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Undetermined
Operating leases	$59,607	$59,607	$-	$-	$-
Vela Milestone	1,000,000	-	1,000,000	-	-
Convertible debenture	1,000,000	-	-	1,000,000	-
Convertible debenture interest	308,333	100,000	200,000	8,333	-
Total	$2,367,940	$159,607	$1,200,000	$1,008,3333	$-

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of Dextofisopam.

On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $1,180,000 has been reflected in the 1Q 2009 results. The payment of the cash portion of the milestone has been deferred under an amendment to the acquisition agreement (see (1) below). Under the terms of the Vela acquisition agreement as amended, the 2 million shares will be issued on November 2, 2009.

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

The results of the Dextofisopam Phase 2b clinical trial were announced on September 14, 2009. The trial did not meet the primary endpoints for any of the three drug dose arms and therefore the trial did not meet the definition of a successful trial. The successful completion milestone was not met, and no charge has been reflected in the third quarter financial statements.

New accounting pronouncements

In the quarter ended September 30, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification (ASC) and Hierarchy of Generally Accepted Accounting Principles”, which is now the single source of authoritative US GAAP for interim and annual periods.. The adoption had no effects and the codification supersedes all existing non-SEC standards; new references are included in this interim report on Form 10-Q.

In March 2008, the FASB issued SFAS  No. 161, “Disclosures about Derivative Instruments and Hedging Activities” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this guidance now included in ASC Topic 815 did not have any effect on the Company.

In May 2008 the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company has evaluated the impact of this statement now included in ASC Topic 470, and has concluded that it is not applicable to the Company’s convertible debentures.

In December 2007, the FASB issued guidance which is included in ASC 808, “Collaborative Arrangements”, which is effective for calendar-year companies beginning January 1, 2009. ASC 808 clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangement should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. The implementation of this standard was not applicable to the Company’s financial statements.

The Company has adopted the guidance espoused in SFAS No. 165, “Subsequent Events”, now included in ASC Topic 855, effective beginning in the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to November 12, 2009, the date that our financial statements are available for release.

As of June 30, 2009 the Company implemented FASB ASC 825-10-65-1, “Financial Instruments”. ASC 825-10-65-1 provides disclosure about fair value of financial instruments in interim as well as in annual financial statements. This guidance is effective for periods after June 15, 2009.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures” (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall,” for the fair value of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are Level fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value liabilities required by GAAP. The Company is currently assessing the impact of the adoption of ASU 2009-05.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, Revenue Recognition) (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of the adoption of ASU 2009-13.

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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer and several other members of Pharmos' senior management at September 30, 2009. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of September 30, 2009, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $1.3 million as of September 30, 2009, will be sufficient to support our currently planned continuing operations through at least December 31, 2009. Without additional financing, there is substantial doubt about our ability to continue as a going concern.   The Company is actively seeking to sell non-core assets.  Should we be unable to raise adequate financing or generate revenue in the future, our operations will need to be scaled back or discontinued.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Payment of Interest on Convertible Debentures in Shares of Common Stock

The Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the third interest payment date, July 15, 2009, in common stock to the remaining debenture holder. The dollar amount of interest incurred from January 15, 2009 to July 15, 2009 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.  With respect to the private placement of the securities sold, the Company relied on the exemption from registration under the Securities Act of 1933, as amended (the “Act”) provided by Rule 506 under the Act, given the number of, and nature of, the investor.

Item 3              Defaults upon Senior Securities                                                                NONE

Item 4    Submission of Matters to Vote of Security Holders

At the Annual Meeting of shareholders held on July 28, 2009, four motions were voted on by the shareholders.

The first item was for the election of directors. All four nominees for director received at least 45,111,636 votes and therefore all four candidates were elected as directors, with the following votes for each candidate:

Nominee	Votes for	Votes withheld
Srinivas Akkaraju	45,158,637	657,875
Anthony B. Evnin	45,158,060	658,452
Robert F. Johnston	45,160,133	656,379
Charles W. Newhall, III	45,111,636	704,876

The second item, the Charter Amendment increasing the number of authorized shares of the Company’s common stock to 120,000,000 shares, received 43,967,105 votes for, 1,752,310 votes against, 97,096 abstentions and no broker non-votes, and therefore was approved.

The third item, approving the Company’s 2009 Incentive Compensation Plan, received 37,012,752 votes for, 356,599 votes against, 16,175 abstentions and 8,430,986 broker non-votes, and therefore was approved.

The fourth item, the Auditor Proposal seeking ratification of the engagement of the independent registered public accounting firm, received 45,231,147 votes for, 292,876 votes against, 292,488 abstentions and no broker non-votes, and therefore was approved.

Item 5                      Other Information                                                                    NONE

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

3.8
Certificate of Amendment to Articles of Incorporation dated August 5, 2009 (Incorporated by reference to exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.1	2009 Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 18, 2009)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Date: November 12, 2009
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)