Form 10-K
period 2009-12-31
PHARMOS CORP
filed 2010-02-22
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ] Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer [  ]                                                      Accelerated filer [  ]

Non-accelerated filer [  ]                                                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes   [X] No

The aggregate market value of the registrant’s Common Stock at June 30, 2009 held by those persons deemed to be non-affiliates was approximately $5,317,592.

As of February 22, 2010, the Registrant had outstanding 59,438,213 shares of its $.03 par value Common Stock.

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

Item 1.  Business

OVERVIEW OF BUSINESS
1.  The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of diseases of the nervous system, including disorders of the brain-gut axis (e.g., Irritable Bowel Syndrome), with a focus on pain/inflammation, and autoimmune disorders. The Company's most advanced product is Dextofisopam for the treatment of irritable bowel syndrome (IBS). IBS is a chronic and sometimes debilitating condition that affects roughly 10%-15% of U.S. adults and is two to three times more prevalent in women than in men. With an absence of safe and effective therapies, Dextofisopam’s novel non-serotonergic activity holds the potential for a unique and innovative treatment approach to IBS with diarrhea predominant and alternating patients.

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

The Company’s strategy is to seek a pharmaceutical partner with the appropriate GI clinical and scientific expertise for further development of Dextofisopam.  On October 21, 2009 the Company announced that it had engaged Cowen and Company as advisors to assist with accelerating a partnership arrangement for Dextofisopam.

The Company’s primary focus is on the development and partnering of Dextofisopam and to that end cash resources are being conserved and targeted for that program. On August 29, 2008 the Company announced that effective October 31, 2008 it would cease operations in Rehovot, Israel, and manage those activities out of the Company’s US headquarters in Iselin, New Jersey. The Company’s subsidiary in Israel, Pharmos Ltd. is being voluntarily liquidated.  The Company expects this to be completed by March 31, 2010.

Pharmos’ cannabinoid research was geared toward development of selective and specific CB2 receptor agonists. By activating CB2 receptors, CB2 agonists inhibit autoimmune and inflammatory processes, and are likely to be useful for treating pain, autoimmune, inflammatory and degenerative disorders.   Although progress has been made, the early stage of this work and resource limitations have resulted in termination of these programs.  Pharmos’ strategy is to sell or out license the technology developed around the cannabinoid research. Pharmos had developed these compounds in preclinical testing for neuropathic pain.

In November 2009 the Company entered into a Material Transfer Agreement whereby a European company will perform certain experiments with samples of our synthetic selective cannabinoid receptor CB2 agonist.

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

The Company owns the rights to both R and S Tofisopam. Dextofisopam is the R enantiomer of racemic tofisopam and is being developed for IBS as described above. In December 2009 the Company entered into a Material Transfer Agreement with a US based company to perform certain experiments with S-Tofisopam.

On March 13, 2009 the Company was officially delisted from the Nasdaq Capital Market, and is currently trading on the OTCBB pink sheets under the symbol “PARS.PK”. The Company was not in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing and was unable to comply during the grace period extended by NASDAQ. As a result of trading on the OTCBB pink sheets, liquidity for the Company’s common stock may be significantly decreased which could reduce trading price and increase the transaction costs of trading shares of the Company’s common stock.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $209.8 million as of December 31, 2009 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income.  Although the Company received $3.9 million in December 2009 from the sale of their NOL’s and had approximately $4.6 million of cash and cash equivalents at December 31, 2009, the Company is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets.   During the year, the Company engaged an investment advisor to assist with these strategies but has not been successful to date.  The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

Also, the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam. As a result it may decide to embark on smaller clinical trials for Dextofisopam or commence pre-clinical development on its other intellectual property assets which could further reduce the company’s current resources.

The Company has corporate offices in Iselin, New Jersey.

STRATEGY

Pharmos is currently developing only one compound, Dextofisopam, which  has completed a double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo, suggesting that Dextofisopam has the potential to become a novel firstline treatment for IBS. Pharmos initiated a Phase 2b trial in February 2007 and in June 2007 the Company announced patient screening had commenced. Dextofisopam is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Unlike the two 5-HT3 or 5-HT4 IBS therapies recently introduced into the market, and subsequently withdrawn because of safety concerns, Dextofisopam’s novel non-serotonergic activity offers a unique and innovative approach to IBS treatment.

The results of a Phase 2b study were announced in September 2009. The primary endpoint of overall adequate relief was not met due to a high placebo response, but drug activity was observed in all drug cohorts, especially the 200 mg dose.

The Company now is seeking a pharmaceutical partner with both scientific and financial capabilities to further develop Dextofisopam.

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

In November 2009 the Company entered into a Material Transfer Agreement whereby a European company will perform certain experiments with samples of our synthetic selective cannabinoid receptor CB2 agonist.

The Company continues to seek, sell or license other CB2 assets, including Cannabinor which was the only CB2 asset to enter human clinical trials.

The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus. Assets involved are Tianeptine to treat IBS or functional dyspepsia and S-Tofisopam.

The Company owns the rights to both R and S Tofisopam. Dextofisopam is the R enantiomer of racemic tofisopam and is being developed for IBS as described above. In December 2009 the Company entered into a Material Transfer Agreement with a US based company to perform certain experiments with S-Tofisopam.

COMPOUND IN CLINICAL DEVELOPMENT

Pharmos currently has only one compound in clinical development – Dextofisopam.  Dextofisopam, a non-serotonergic agent currently being evaluated for the treatment of irritable bowel syndrome (IBS), is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Dextofisopam represents a novel, first-in-class opportunity with a positive proof-of-concept study in an arena where there are few compounds with unique approaches or positive efficacy results. By structure, Dextofisopam is a member of the homophthalazine class; Dextofisopam binds to specific receptors in areas of the brain affecting autonomic function, including gastrointestinal (GI) function. Unlike the two 5-HT3 or 5-HT4 mediated IBS therapies recently introduced into the market, and subsequently withdrawn because of safety concerns, Dextofisopam novel non-serotonergic activity offers a unique and innovative approach to IBS treatment.

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

IBS is a leading cause of physician visits, accounting for approximately 3,000,000 visits annually in the U.S., representing 4% of all visits to office-based physicians and 49% of visits to office-based gastroenterologists. The need to eliminate other possible diagnoses (colon cancer, inflammatory bowel disease, and other GI diseases) necessitates expensive in-office procedures. As noted earlier, the annual direct medical costs for IBS in the U.S. have been estimated at $8 billion.

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

Irritable bowel syndrome, or IBS, is a chronic, recurring condition with symptoms that affect more often women than men.  IBS is characterized by multiple symptoms that include bowel dysmotility—diarrhea, constipation, or alternating diarrhea and constipation—and abdominal discomfort.  Studies have shown that diarrhea-predominant IBS appears to be the most common subtype.  For patients with diarrhea-predominant and alternating-type IBS, there are no recently approved treatments for any but the most severely affected women, and none for men.

The prevalence of IBS varies with gender and age. Higher prevalence rates are consistently reported for women than for men (two to three times greater). While IBS is observed in all age groups, including pediatric and geriatric populations, it is more common in the age range of 20 to 60 years for both genders

Current and Recent Therapies

Even with the introduction of two new therapies - Lotronex® (alosetron), a 5-HT3 antagonist, and Zelnorm® (tegaserod), a 5-HT4 partial agonist - the IBS market is still largely served by older products, with questionable efficacy and poor tolerability. These older products include antispasmodics, laxatives, and antidiarrheal agents. While antispasmodics at high doses may provide relief of specific symptoms, these drugs are poorly tolerated at those doses. The estimated sales of IBS drugs in the U.S. market totaled $348 M in 2009.

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

Market Potential (United States and Rest of World)

The market potential for IBS is very large.  IBS is a prevalent disorder for which there are currently no safe and broadly effective treatments.  Investment research analysts estimate a U.S. market worth approximately $2.5 B.  Market research reports project that the current full worldwide (WW) market potential for IBS therapies could be as high as $15 B (over $6 B in the United States alone). Based on its current clinical profile, Dextofisopam may have the potential to capture a significant portion of the IBS market.

COMPOUNDS AVAILABLE FOR LICENSING OR SALE

Pharmos is not currently performing any research or discovery work. The focus of the Company is to secure a pharmaceutical partnership arrangement for Dextofisopam.

Dextofisopam

As described above the Company has completed both a Phase 2a and Phase 2b trials of Dextofisopam for IBS. The results of the Phase 2b trial were reported in September 2009 and in October 2009 the Company engaged Cowen and Company to help accelerate a partnership arrangement with a pharmaceutical company possessing greater scientific and financial capabilities than Pharmos.

CB2-selective cannabinoids

Pharmos’ novel CB2-selective cannabinoids are synthetic compounds which belong to the class of nonclassical cannabinoids.  Compounds in this class have been demonstrated to possess immunomodulatory and analgesic activities. Importantly, the CB2-selective cannabinoids display fewer of the undesired psychotropic and cardiovascular side-effects seen with some natural cannabinoids because they bind with high affinity to the peripheral cannabinoid type two (CB2) receptor and with lower affinity to the cannabinoid type one (CB1) receptor, located in the central nervous system. In contrast to CB1 receptors, CB2 receptors are expressed mainly outside of the central nervous system, on immune and inflammatory cells.  CB2 activation also inhibits the release of pro-nociceptive peptide from the periphery which may prevent activation of primary afferent neurons.  CB2 activation also modulates T-cell activity, skewing the T-helper cell type 1 (Th1) responses to the T-helper cell type 2 (Th2) activity.  Most autoimmune diseases and models of autoimmunity in which susceptibility is associated with the expression of specific MHC class II allotypes appear to be of the Th1 type. Thus considerable emphasis has been placed on developing means of altering the course of the autoimmune Th1 response to become that of a Th2 response, with the goal of down regulating the autoimmune pathogenesis.

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

Pharmos closed its operations in Israel in late 2008 and has ceased any discovery or development work on CB2 selective cannabinoid program. However these assets are available for licensing and / or sale. There has been limited interest to date. In November 2009 Pharmos entered into a Material Transfer Agreement whereby a European company will perform certain experiments with samples of our synthetic selective cannabinoid receptor agonist.

COMPETITION

The pharmaceutical industry is highly competitive. Pharmos competes with a number of pharmaceutical companies that have financial, technical and marketing resources that are significantly greater than those of Pharmos.  Some companies with established positions in the pharmaceutical industry may be better equipped than Pharmos to develop market and distribute products in the global markets that Pharmos is seeking to enter. A significant amount of pharmaceutical research is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology they have developed. They may also market competitive commercial products on their own or through joint ventures and will compete with Pharmos in recruiting highly qualified scientific personnel. Further, these institutions will compete with Pharmos in recruiting qualified patients for enrollment in their trials.

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

Salix Pharmaceuticals is developing rifaximin, an antibiotic marketed for the treatment of traveler’s diarrhea. Salix is conducting clinical development studies to assess the utility of rifaximin for the treatment of irritable bowel disease. Ocera Therapeutics is developing AST-120 for a number of conditions, including IBS; Lexicon Genetics is developing LX1031, which has completed a Phase 2 clinical trial. LX1031 is an orally-delivered small molecule designed to regulate gastrointestinal (GI) function by reducing the amount of serotonin available for receptor activitation in the GI tract without affecting serotonin levels in the brain. Serotonin is a key regulator of GI function, and is associated with the most common symptoms of IBS: problems of bowel motility and GI discomfort. Several other compounds are reported to be in development for the treatment of IBS.  However, it is not clear if these compounds are intended for a specific type of IBS, e.g., diarrhea-predominant, constipation-predominant, or alternating-type IBS.  Such compounds include a glucagon-like peptide-1 agonist (Gastrotech) and asimadoline, a kappa opiate agonist (Tioga), both reportedly in Phase 2.  Several other compounds are reported to be in development for the treatment of constipation-predominant IBS.  While such compounds may not directly compete with Dextofisopam, it is possible that they may eventually be developed for diarrhea-predominant or alternating-type IBS, or that Dextofisopam may eventually be developed for constipation-predominant IBS.  Such compounds include MD-1100, a guanylate cyclase C agonist reportedly in Phase 3 (Ironwood).

Dextofisopam is currently targeted for the treatment of diarrhea-predominant IBS and/or alternating-type IBS.  To the best of our knowledge, there are no competing compounds in development specifically for the treatment of alternating-type IBS.  However, the alternating results have been mixed between the Phase 2a and Phase 2b trials and the numbers of patients were small.  Several compounds are reported to be in development for the potential treatment of diarrhea-predominant IBS.

The IBS area remains a difficult development area. During the past year some of our potential competition has reported disappointing or failed clinical trials. However, as IBS represents a large unmet medical need, we expect other competition to emerge.

Collaborative Relationships

The Company’s principal focus is to seek a pharmaceutical partner with the appropriate GI clinical and scientific expertise for further development of Dextofisopam.  On October 21, 2009 the Company announced that it had engaged Cowen and Company as advisors to assist with accelerating a partnership arrangement for Dextofisopam.

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

Dextofisopam to Treat IBS.   Dextofisopam is a novel non-serotonergic agent in development for the treatment of IBS.  Dextofisopam is the R-enantiomer of racemic tofisopam.  Pharmos holds an issued composition-of-matter patent in the United States on Dextofisopam which expires in 2019.  Pharmos owns certain counterpart foreign patents and patent applications, as well.  Pharmos has filed additional patent applications for the treatment of IBS in the United States, and abroad.

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

Human Resources

As of December 31, 2009, Pharmos had 4 full-time employees in the U.S.

Pharmos’ employees are not covered by a collective bargaining agreement. To date, Pharmos has not experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

Pharmos’ subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for: (1) research and development of dexanabinol; (2) SubMicron Emulsion technology for injection and nutrition; (3) research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes; (4) research and development of CB2, including cannabinor. As of December 31, 2009, the total amounts received under such grants amounted to $17,897,830. Under the terms of the grant agreements, aggregate future royalty payments related to sales of products developed, if any, as a result of the grants are limited to $16,408,890 based on grants received through December 31, 2009. Pharmos will be required to pay royalties to the Chief Scientist ranging from 3% to 5% of product sales, if any, as a result of the research activities conducted with such funds.  Aggregate royalty payments per product are limited to the amount of funding received to develop that product and interest.  Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel.  With the closure of the Israel location, the Company will not be eligible for further OCS grants and received none in 2008 or 2009.

The Company closed its operations in Israel effective August 31, 2008 and has subsequently reconciled and repaid a Chief Scientist grant that was overpaid. All obligations of the Company have been settled except the requirement to pay royalties should any of the related technologies be licensed out and further developed.

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

Item 1A.  Risk Factors

We are very largely dependent upon the success of our lead drug candidate, Dextofiosopam, currently being developed for Irritable Bowel Syndrome, for diarrhea predominant patients.

We currently have one product candidate, Dextofisopam that has completed Phase 2b clinical trials. Our other drug candidate assets are in earlier stages of development and are not currently being developed. Our primary focus is on the development and partnering of Dextofisopam. We engaged Cowen and Company in late 2009 to help us accelerate and secure a partnership arrangement for Dextofisopam with a pharmaceutical company with greater scientific and financial resources than we have. If we fail to secure a partnership arrangement, or raise additional capital, our operations will need to be scaled back or discontinued.

We closed our operations in Israel in late 2008 and those earlier stage assets are available for licensing.

We are at an early stage of development.

We are at an early stage of development. Our sole product candidate, Dextofisopam, has completed a Phase 2b trial for the treatment of Irritable Bowel Syndrome (IBS).  While the trial did not meet the primary endpoint, the drug treatment group at 200 mg demonstrated activity and secondary response variables of adequate relief of abdominal pain and discomfort, and overall IBS symptoms ratings showed statistical significance and trends favoring the Dextofisopam group compared to placebo.  Although the primary efficacy variable did not reach statistical significance, the percentage responding for the Dextofisopam 200 mg group was higher than that observed in the successful Phase 2a trial.  However, the placebo was also higher than the Phase 2a trial.  We plan to seek a pharmaceutical partner with the appropriate GI clinical and scientific expertise for further development of Dextofisopam; however, there can be no assurance that we will be able to find such a partner.  We have no other products in development.

We will need to raise additional capital.

Our ability to operate as a going concern is dependent upon raising adequate financing or securing a partnership arrangement for Dextofisopam.   Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $209.8 million as of December 31, 2009 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income.  Although the Company received $3.9 million in December 2009 from the sale of their NOL’s and had approximately $4.6 million of cash and cash equivalents at December 31, 2009, the Company is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets.   During the year, the Company engaged an investment advisor to assist with these strategies but has not been successful to date.  The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

Also, the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam. As a result it may decide to embark on smaller clinical trials for Dextofisopam or commence pre-clinical development on its other intellectual property assets which could further reduce the company’s current resources.

We have been delisted from Nasdaq.

On March 13, 2009, the Company was officially delisted from the Nasdaq Capital Market, and is currently trading on the OTCBB pink sheets. The Company was not in compliance with the minimum $2,500,000 stockholders’ requirement for continued listing and was unable to comply during the grace period extended by Nasdaq. As a result of trading on the OTCBB pink sheets, liquidity for our common stock may be significantly decreased which could reduce trading price and increase the transaction costs of trading shares of the company’s common stock.

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

We have experienced significant operating losses since our inception. As of December 31, 2009, we had an accumulated deficit of approximately $210 million. We expect to incur operating losses over the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our ability to generate revenues and achieve profitability depends in part upon our ability, alone or with others, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products.

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

We need to find collaborative partners.

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

We have certain anti-takeover provisions and are also subject to certain Nevada anti-takeover provisions that may make it difficult for a third party to acquire us or for stockholders to replace or remove current management.  Further, the board controls a majority of the outstanding shares.

After the equity financing in April 2009, the current board represents 61% of the outstanding shares and on a fully diluted basis a total of 67% as of December 31, 2009.

Additionally, we have adopted a stockholder rights plan that imposes a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our board. Moreover, certain provisions of the Nevada General Corporation Law that limit our ability to enter into “business combinations” with certain “interested shareholders” and limit the voting rights of those stockholders who obtain “control shares” may also act to inhibit a hostile acquisition of our company. All of these provisions described above are likely to discourage potential acquisition proposals and delay or prevent a transaction resulting in a change in control.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Pharmos is headquartered in Iselin, New Jersey, where it leases its executive offices from which the Company is managed.  The New Jersey lease expired on December 2009. The Company renewed the lease on a short term basis through June 30, 2010 with a provision that the landlord can recapture the space upon giving the Company thirty days notice.

In the opinion of management, the New Jersey facilities are sufficient to meet the current requirements of Pharmos.  In addition, management believes that because of the high level of available commercial office space it has sufficient ability to renew its present New Jersey lease or obtain suitable replacement facilities.

Previously, Pharmos also leased facilities used in the operation of its research, development and administrative activities in Rehovot, Israel.  The Rehovot lease was terminated effective January 31, 2009 through the exercise of an early termination clause in the lease. However, the landlord contested that proper notice had not been given. This matter has been settled with the landlord in Israel for the release of $38,000 from a restricted cash escrow account.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Over the Counter Pink Sheets ( OTCBB) under the symbol “PARS.PK”. The Company was delisted from the Nasdaq Capital Market in March 2009 as it did not meet the requirements for continued listing.

 The following table sets forth the range of high and low sales prices per share for the Common Stock as reported on Nasdaq and OTCBB respectively during the periods indicated.

Year ended December 31, 2009	HIGH	LOW

4th Quarter	$.17	$.06
3rd Quarter	.48	.15
2nd Quarter	.30	.06
1st Quarter	.14	.03

Year ended December 31, 2008	HIGH	LOW

4th Quarter	$.20	$.08
3rd Quarter	.39	.16
2nd Quarter	.53	.36
1st Quarter	.94	.32

The high and low sales prices for the Common Stock from January 1, 2010 through February 11, 2010 were $.11 and $.07, respectively.  The closing price on February 11, 2010 was $.09.

On February 11, 2009, there were approximately 296 record holders of the Common Stock of the Company and approximately 10,401 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in “street name”.

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

PERFORMANCE GRAPH

The following graph compares the Company's cumulative stockholder's return for the five year period ended December 31, 2009 with the cumulative total return of the Nasdaq Equity Market Index and the Nasdaq Pharmaceuticals Index over the same period.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2009		2008		2007		2006		2005
Revenues	—		—		—		—		—
Operating expenses	$(6,147,384)		$(11,100,184)		$(17,579,259)		$(37,542,519	) (1)	$(15,708,888)
Other income (expense), net	(821,431)		(193,348)		997,652		1,792,775		12,288,382	(2)
Loss before income taxes	(6,968,815)		(11,293,532)		(16,581,607)		(35,749,744)		(3,420,506)
Net loss	(3,054,334)		(10,089,406)		(15,625,825)		(35,136,969)		(2,929,872)
Net loss applicable to common shareholders	$(3,054,334	) (3)	$(10,089,406	) (3)	$(15,625,825	) (3)	$(35,136,969	) (3)	$(2,929,872	) (3)
Net loss per share applicable to common shareholders - basic and diluted	$(0.06)		$(0.39)		$(0.61)		$(1.74)		$(0.15)
Total assets	$4,689,022		$5,972,164		$12,374,959		$28,393,338		$48,990,772
Long term obligations	$1,000,000		$4,044,316		$410,594		$1,388,306		$1,125,551
Cash dividends declared	—		—		—		—		—
Average shares outstanding - basic and diluted	47,445,014		25,934,973		25,591,660		20,249,714		18,974,175

1.	The Company acquired in-process research and development in the Vela acquisition in October 2006. Vela results are consolidated from October 26, 2006 forward.

2.	Includes a $10.7 million milestone payment received in 2005 related to the sale of the ophthalmic product line in October 2001.

3.	Includes benefit of sales of Pharmos NJ Net Operating Loss in 2009, 2008, 2007, 2006 and 2005 of $3,914,481, $1,204,126, $955,782, $612,775 and $490,634, respectively.

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

Executive Summary

The results for the year ended December 31, 2009 and 2008 were a net loss of $3.1 million and $10.1 million or a loss per share of $.06 and $.39, respectively.

The operating expenses for 2009 were $6.1 million, primarily comprised of $4.4 million research and development expenses primarily relating to the commencement of the Dextofisopam Phase 2b clinical trial and $1.5 million of general and administration expenses.

Additionally $0.2 million was charged to in-process research and development as the value of the 2 million shares issued in November 2009, in connection with a milestone payment to former Vela shareholders.

In 2009, the majority of the Company’s research and development expenditures were spent on the advancement of the Dextofisopam Phase 2b clinical trial which concluded in September of 2009.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The listing below is not intended to be a comprehensive list of all of our accounting policies. The Company considers certain accounting policies related to stock-based compensation and the tax valuation allowance to be critical policies due to the estimation process involved in each.

In the quarter ended September 30, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification (ASC) and Hierarchy of Generally Accepted Accounting Principles”, which is now the single source of authoritative US GAAP for interim and annual periods. The adoption had no effects and the codification supersedes all existing non-SEC standards; new references are included in this report on Form 10-K.

Going Concern Considerations

The financial statements have been prepared on a going concern basis.  Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $209.8 million as of December 31, 2009 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income.  Although the Company received $3.9 million in December 2009 from the sale of their NOL’s and had approximately $4.6 million of cash and cash equivalents at December 31, 2009, the Company is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets.   During the year, the Company engaged an investment advisor to assist with these strategies but has not been successful to date.  The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

Also, the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam. As a result it may decide to embark on smaller clinical trials for Dextofisopam or commence pre-clinical development on its other intellectual property assets which could further reduce the company’s current resources.

Accounting for Advance Payments for Goods or Services to be Used in Future Research and Development Activities.

FASB ASC Topic 730 requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Advance payments are capitalized until the goods have been delivered or the related services have been performed. This standard was effective January 1, 2007 under the previously issued EITF 07-03.  At December 31, 2009 and 2008 there was $0 and $519,000, respectively, in capitalized prepayments.

Equity based compensation

The Company follows the provisions of FASB Topic 718 on stock based compensation. Effective January 1, 2006, the Company adopted the provisions which established the financial accounting and reporting standards for stock-based compensation plans. This required the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). As of December 31, 2009, the total compensation costs related to non-vested awards not yet recognized is $460,000 which will be recognized over the next three and one-half years.

Options issued to non-employees other than directors are accounted for under the fair value method in accordance with ASC Topic 718 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Under the fair value method, compensation cost is measured at the grant date of the option based on the value of the award using the Black-Scholes method. Compensation cost is periodically remeasured as the underlying options vest in accordance with ASC Topic 718 and is recognized over the service period.

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

Sale of New Jersey Net Operating Losses

The Company participates in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) administered by the New Jersey Economic Development Authority. The Program allows qualified technology and biotechnology businesses located in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. In 2009 the Company received net proceeds of $3,914,481 from the sale of New Jersey Net Operating Losses for the years 2004 through 2008 and there is $6,890,533 left from 2008 of operating losses to sell in future years, which at the 9% state tax rate equates to $620,148.

The proceeds will enable the Company to continue operations with its main focus on seeking a pharmaceutical partner to further the development of Dextofisopam.

Subsequent Events

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (ASC Topic 855). It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company's adoption of these standards had no material impact on its financial position, results of operations and cash flows.

The Company has evaluated events and transactions that occurred between December 31, 2009 and February 22, 2010, which is the date the financial statements were issued, for possible disclosure and recognition in the financial statements.

Results of Operations

Years Ended December 31, 2009 and 2008

The Company recorded no product sales revenue and cost of sales during 2009 and 2008.

Research and development efforts in 2009 and 2008 were focused primarily on the Dextofisopam Phase IIb trial initiated in June 2007 with enrollment ongoing through April of 2009. In July of 2009 the trial officially ended and in September the results were released. The 2009 research and development expenses exclude expenses that were incurred in Israel in 2008 as those operations were closed in October 2008. Additionally the dextofisopam clinical trial costs extended through all of 2008 and only through September 2009 when the results were released. Consequently the research and development expenses in 2009 were significantly less than in 2008.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. In June 2007 the Company announced that patient screening had commenced in the Phase 2b trial for Dextofisopam for IBS. Through December 31, 2009 expenditures on this trial, from inception, amounted to $15,905,060.

During the year 2008 and 2009 the Company’s operations were considerably scaled back from 2007. The main focus was the continued enrollment of the Dextofisopam Phase 2b trial for IBS, using about 70 sites in the US. The Company’s operations in Israel were closed effective October 31, 2008. Prior to closure a limited amount of development work was performed on the CB2 program, primarily focused on enabling a license or sale. The Nano Emulsion Phase 2a clinical trial was completed and did not meet its endpoints. Further work on the Nano Emulsion drug delivery program was discontinued.

During 2008 and 2009 the Company lowered its general and administrative costs by streamlining operations, focusing on reducing all non core costs.

Gross expenses for other research and development projects in early stages of development for the year ended December 31, 2009 and 2008 were $0 and $1,385,284, respectively.  Research & development (R&D) expenses decreased by $4,606,105 or 51% from $9,028,705 in 2008 to $4,422,600 in 2009 due to the curtailment of research and development activities at the Israel location and focusing the financial assets on the Dextofisopam Phase IIb trial.  The decline reflects decreases in virtually every research and development category. The primary reductions include a $762,000 reduction in payroll, a $411,000 reduction in professional fees and consulting, a $2,976,000 reduction in clinical fees and a reduction of $457,000 in various facility related expenses.

In process research and development costs which were related to the Vela milestone increased by $180,000 from $0 in 2008 to $180,000 in 2009. On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash and 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $180,000 was reflected in the Q1 2009 results while the payment of the cash portion of the milestone was deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. The cash portion was also expensed in Q1 2009 but was reversed in Q4 2009 since it is not probable that the amended terms will be met in the foreseeable future, which includes receipt of at least $10 million cash upfront payment. Since the trial results were not successful, no other milestones have been achieved.

General and administrative expenses decreased by $428,773 or 22%, from $1,965,243 in 2008 to $1,536,470 in 2009.  The decrease in general and administrative expenses is due to a reduction in expenses in every expense category.  Significant reductions occurred in employee compensation ($200,000), professional & consulting fees ($294,000), facility related expenses $(90,000) and offset by an increase to the miscellaneous expenses of $155,000 when comparing 2009 to 2008.  The overall decline in employee headcount from 14 employees at the beginning of 2008 to 4 employees at the end of 2009 accounts for the decline in the employee compensation.  Lower professional & consulting fees in 2009 are due to reductions in the utilization of outside counsel of $102,000, a change in auditors which resulted in a $71,000 reduction and lower fees of $121,000 related to our Israel entity. Finally we incurred an increase in miscellaneous expenses in 2009 over 2008 as credits against miscellaneous expenses were greater in 2008 than in 2009. In 2008 we recorded gains of fixed assets and equipment lease income of $259,000 and in 2009 we reduced our expenses of $100,000 for an accrued marketing expense that will not be paid.

Other expense net, increased by $628,083 from an expense of $193,348 in 2008 to an expense of $821,431 in 2009.  Interest expense decreased by $265,202 from $490,537 in 2008 to $225,335 in 2009. The decrease in 2009 interest expense results from the retirement of convertible debentures in April 2009.  Interest income decreased by $247,339 from $255,751 in 2008 to $8,412 in 2009 due to the utilization of invested balances and lower interest rates in 2009. Debt conversion expense increased by $596,104 from $0 in 2008 to $596,104 in 2009 is attributable to the convertible debentures retired in April 2009. The conversion of the debentures at a reduced conversion price resulted in a debt conversion expense of $596,104 as the original conversion price of $0.70 was reduced to $0.275. Other income (expense) increased by $49,842 from income of $41,438 in 2008 to an expense of (8,404) in 2009. The majority of income in 2008 was attributable to a $30,000 sale of material from our Israel facility and the expenses in 2009 were attributable to translation losses on foreign currency.

The Company had an increase in income tax benefit by $2,710,355 from $1,204,126 in 2008 to $3,914,481 in 2009. The income tax benefit represents funds derived from the sale of Pharmos’ New Jersey State net operating losses.

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

Liquidity and Capital Resources

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $209.8 million as of December 31, 2009 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income.  Although the Company received $3.9 million in December 2009 from the sale of their NOL’s and had approximately $4.6 million of cash and cash equivalents at December 31, 2009, the Company is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets.   During the year, the Company engaged an investment advisor to assist with these strategies but has not been successful to date.  The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

Also, the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam. As a result it may decide to embark on smaller clinical trials for Dextofisopam or commence pre-clinical development on its other intellectual property assets which could further reduce the company’s current resources.

The following table describes the Company’s liquidity and financial position on December 31, 2009, and December 31, 2008:

	December 31, 2009	December 31, 2008
Working capital	$4,238,033	$4,232,549
Cash and cash equivalents	$4,629,486	$4,730,282
Convertible debentures	$1,000,000	$4,000,000

Current working capital position

As of December 31, 2009, the Company had working capital of $4.2 million consisting of current assets of $4.6 million and current liabilities of $0.4 million. This represents no net change from its working capital of $4.2 million on current assets of $5.8 million and current liabilities of $1.6 million as of December 31, 2008.

Current and future liquidity position

At December 31, 2009 the Company had approximately $4.6 million of cash and cash equivalents, which at current operating levels should be sufficient to continue operations at least through December 31, 2011. However, the Company’s success will be dependent upon achieving a pharmaceutical partnership for the advancement of its lead compound, Dextofisopam for the treatment of IBS. Further, the Company may embark on smaller clinical trials, the expense of which would reduce cash resources available.

The Company has in the past pursued various funding options, including additional equity offerings, strategic corporate alliances, and business combinations, as well as grants and the sale of some of its New Jersey net operating loss carry forwards. Future equity financings will be challenging because of the low market capitalization of the Company and the move from the Nasdaq market to trading on the over the counter Pink Sheets in March 2009.

Cash

At December 31, 2009, cash and cash equivalents totaled $4.6 million. At December 31, 2008 cash and cash equivalents totaled $4.7 million. This net decrease in cash of $0.1 million was due to the utilization of cash for operating activities offset by the proceeds from the sale of the NJ NOL and the equity financing.  The cash and cash equivalents will be used to finance future operating expenses.

Operating activities

Net cash used in operating activities for 2009 was $2.3 million compared to $11.0 million for 2008. The decrease is primarily attributed to lower research and development expenses and general and administrative expenses incurred in 2009. Research and development expenses declined from $9.0 million in 2008 to $4.4 million in 2009 while general and administrative expenses declined from $2.0 million in 2008 to $1.5 million in 2009.

Capital expenditures

Our capital expenditures for property, plant and equipment for 2009, 2008 and 2007 totaled approximately $0, $2,000 and $177,000 respectively for normal replacements and improvements.

Investing activities

In 2009 the only significant activity was the cash received related to the disposition of the Israeli fixed assets.

Financing activities

In April 2009 the proceeds from the issuance of common stock and warrants, net of issuance costs, were recorded in the amount of $1,779,777.

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

On January 3, 2008, the Company entered into an Amendment to the Merger Agreement relating to its acquisition of Vela. The Amendment defers the payment by the Company of certain cash milestones payable by the Company to the former stockholders of Vela upon (A) the enrollment of the final patient in the Company’s current Phase 2b clinical trial for Dextofisopam ($1 million payment obligation) and (B) the successful completion of such Phase 2b trial ($2 million payment obligation). Payment of such cash milestones will be deferred until such time as (X) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of Dextofisopam resulting in an upfront cash fee of at least $10 million, or a financing with net proceeds of at least such amount, and (Y) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. Additionally, the Company’s obligations to issue to the former Vela stockholders 2 million shares of Common Stock after final patient enrollment in the Dextofisopam Phase 2b clinical trial and was deferred until November 2009, and the 2 million patient enrollment milestone shares were issued in November 2009. Finally the 2.25 million shares of Common Stock after a successful Phase 2b trial milestone was not met as the Phase 2b dextofisopam trial did not meet its primary endpoints, as it did not meet the definition of a successful trial. Therefore the 2.25 million shares related to this milestone are not payable.

Other

In 2009, 2008, and 2007, the Company sold $49,707,690, $15,290,510 and $12,136,911, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2009, 2008, and 2007 were $3,914,481, $1,204,128 and $955,782, respectively and such amounts were recorded as a tax benefit in the consolidated statements of operations. The New Jersey State Governor must approve the Program each year on July 1st within the approval of the annual state budget.  The maximum amount of benefits a participant can apply to sell is capped at $10,000,000 annually per company. The remaining NOL’s which qualify under the program through 2008 amount to $6,890,541. When the 2009 tax returns are finalized they too will be included in the Company’s application to sell losses. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period.  When a change of ownership is triggered, the Company’s net operating losses (NOL) asset may be impaired.  The Company believes that substantially all of its Federal NOL is subject to restrictions as to future use in accordance with IRS Code Section 382.

Commitments and Long Term Obligations

 The table below sets out our current contractual obligations.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Undetermined
Operating Leases	$45,945	$45,945	$-	$-	$-	$-
Convertible Debenture Interest	283,333	100,000	183,333
Convertible Debenture	1,000,000	-	1,000,000	-	-	-
Total	$1,329,278	$145,945	$1,183,333	$-	$-	$-

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of Dextofisopam.

The remaining potential future milestones are as follows:

•	$1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial (1)
•	$2 million cash + 2.25 million shares: Successful completion of Phase 2b (milestone not met)
•	$2 million + 2 million shares: NDA submission
•	$2 million cash +2.25 million shares: FDA approval
•	1 million shares: Approval to market in Europe or Japan
•	4 million shares: $100 million sales of Dextofisopam, when and if approved, in any 12-month period

(1) The milestone related the final patient was enrolled in the Dextofisopam Phase 2b trial was booked in the first quarter of 2009 as all probability criteria were met. The milestone had two components, a cash portion of $1,000,000 and a share portion of 2,000,000 shares valued at $180,000.  The total charge was $1,180,000. The shares were issued in November 2009. The payment of the cash portion was deferred until such time as 1) the Company successfully entered into a strategic collaboration or licensing agreement with a third party for the development of Dextofisopam resulting in an upfront cash fee of at least $10 million, and 2) payment of the cash milestone would still leave the Company with one year’s operating cash.

The Company recorded the milestone in the first quarter as it met the accounting requirements of under ACS 450. The results of the Phase 2b trial were announced in September 2009 and reported that while there was clearly drug activity, the trial did not achieve its primary endpoints. Cowen and Company were subsequently engaged to help the Company achieve a pharmaceutical partnership. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. The cash portion was also expensed in Q1 2009 but was reversed in Q4 2009 since it is not probable that the amended terms will be met in the foreseeable future, which includes receipt of at least $10 million cash upfront payment. Since the trial results were not successful, no other milestones have been achieved.

Management believes that the current cash and cash equivalents, totaling approximately $4.6 million as of December 31, 2009, will be sufficient to support the Company’s currently planned continuing operations through at least December 31, 2011.

The Company’s strategic focus is to seek a pharmaceutical partnership for its lead compound Dextofisopam for IBS-D. The Company may pursue strategic corporate alliances, and / or business combinations to advance the development of Dextofisopam.

New accounting pronouncements

Recently Issued Accounting Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value ("ASU 2009-05"). ASU 2009-05 amends Accounting Standards Codification Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with the principles of Topic 820 of the Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on the Company's financial statements other than the requisite disclosures.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In May 2008, the FASB issued standards relating to "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" These are covered by ASC Topic 470 (formerly FSP APB 14-1"). Topic 470 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. The standard was effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company adopted the standard in the first quarter of 2009. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 19, 2009, Pharmos Corporation dismissed its independent registered public accounting firm, PricewaterhouseCoopers LLP.  The dismissal was approved by the Pharmos Audit Committee.  During the two most recent fiscal years and through October 19, 2009, there have been no disagreements between Pharmos and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years.  During the two most recent fiscal years and through October 19, 2009, there were no reportable events (as defined in Item 304(a)(1)(v)) of Regulation S-K.  Neither of the reports of PricewaterhouseCoopers LLP for the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that their report dated February 25, 2009 contained an explanatory paragraph expressing substantial doubt about Pharmos' ability to continue as a going concern.  On October 20, 2009, Pharmos Corporation engaged Friedman LLP as its new independent accounting firm.

Item 9A(T). Controls and Procedures

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Pharmos’ internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Pharmos’ internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the Company are as follows:

Name	Age	Position
Robert F. Johnston	73	Executive Chairman of the Board of Directors
S. Colin Neill	63	President, Chief Financial Officer, Secretary and Treasurer
Srinivas Akkaraju, MD, Ph.D*	41	Director
Anthony B. Evnin, Ph.D*	68	Director
Charles W. Newhall III	65	Director

*	Members of the Audit Committee

Robert F. Johnston became Executive Chairman of the Board of Directors of Pharmos in January 2008. Mr. Johnston, a venture capitalist, is President of Johnston Associates which he founded in 1968 to provide financing for emerging companies in the biotechnology and healthcare fields. Mr. Johnston was a founder and Chairman of Vela Pharmaceuticals, Inc., which merged into Pharmos in late 2006, and has founded numerous public companies including Sepracor, Cytogen, I-STAT (sold to Abbott), Ecogen, Genex and Envirogen (sold to Shaw Environmental). He also played an active and key role in the early formations of private companies such as Sonomed, Immunicon (sold to J&J), PharmaStem (formerly Biocyte), ExSAR and Targent. Mr. Johnston served as CEO of Cytogen from July 1988 to April 1989. He is also a member of the Advisory Council of the Department of Molecular Biology at Princeton University.  Mr. Johnston is a founder and President of Educational Ventures, a foundation focused on funding improvements in the educational system; and Vice-Chairman of Center for Education Reform (CER) an advocate for charter schools. Mr. Johnston received his B.A from Princeton University and his M.B.A. from New York University.

S. Colin Neill became President of Pharmos in January 2008, and has served as Chief Financial Officer, Secretary, and Treasurer of Pharmos since October 2006. Prior to becoming President, he also served as Senior Vice President from October 2006 to January 2008. From September 2003 to October 2006, Mr. Neill served as Chief Financial Officer, Treasurer and Secretary of Axonyx Inc., a biopharmaceutical company that developed products and technologies to treat Alzheimer's disease and other central nervous system disorders, where he played an integral role in the merger between Axonyx and TorreyPines Therapeutics Inc., a privately-held biopharmaceutical company. Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc., a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its successful sale in 2001. Following that sale from April 2001 to September 2003 Mr. Neill served as an independent consultant assisting small start-up and development stage companies in raising capital. Earlier experience was gained as Vice President Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a masters degree in Accounting and Finance from the London School of Economics. He is a Certified Public Accountant in New York State and a Chartered Accountant in Ireland. Mr. Neill serves on the board of Pro Pharmaceuticals, Inc. and from April 2004 to June 2008 on the board of OXIS International, Inc.

Srinivas Akkaraju, M.D., Ph.D., a director since October 2006, is a Managing Director of New Leaf Venture Partners. Dr. Akkaraju joined New Leaf in January 2009.  Previously he was a managing director of Panorama Capital, LLC, a private equity firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, and a private equity division of JPMorgan Chase & Co. Panorama Capital is advising J.P. Morgan Partners as to its investment in the Company. Prior to August 1, 2006, Dr. Akkaraju was a Partner with J.P. Morgan Partners, LLC which he joined in April 2001. Prior to JPMorgan Partners, LLC, from October 1998 to April 2001, Dr. Akkaraju was in the Business and Corporate Development group at Genentech, Inc. where he served in various capacities, most recently as Senior Manager and project team leader for one of Genentech’s clinical development products. Dr. Akkaraju is currently a member of the Board of Directors of Seattle Genetics, Inc., and several private biotechnology companies. Dr. Akkaraju received his undergraduate degrees in Biochemistry and Computer Science from Rice University and his M.D. and Ph.D. in Immunology from Stanford University.

Anthony B. Evnin, Ph.D., a director since October 2006, is a Partner of Venrock, a venture capital firm, where he has been a Partner since 1975. He is currently a member of the Board of Directors of Icagen, Inc. and Infinity Pharmaceuticals, Inc. as well as being on the Board of Directors of a number of private companies. Dr. Evnin is a Trustee of The Rockefeller University, a Trustee Emeritus of Princeton University, and a Member of the Board of Overseers of Memorial Sloan-Kettering Cancer Center. He received an A.B. in Chemistry from Princeton University and a Ph.D. in Chemistry from the Massachusetts Institute of Technology.

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

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent registered public accounting firm and evaluating the Company’s accounting policies and its system of internal controls.  The Audit Committee is comprised of two members: Messrs. Evnin and Akkaraju, both of whom are independent directors.  Mr. Evnin is the designated “audit committee financial expert” under Item 407(d)(5) of Regulation S-K.  Mr. Evnin is considered “independent”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2009, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.  The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

General Executive Compensation Policy

The Compensation and Stock Option Committee of the Board of Directors establishes the general compensation policies of the Company, the compensation plans and specific compensation levels for executive officers, and administers the Company’s 2001 Employee Stock Purchase Plan, as well as the 2000, 1997 and 1992 Incentive and Non-Qualified Stock Option Plans and the 2009 Incentive Compensation Plan. The Compensation and Stock Option Committee is composed of two independent, non-employee Directors who have no interlocking relationships as defined by the Securities and Exchange Commission.

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

The Compensation and Stock Option Committee believes that officers’ compensation should be heavily influenced by Company performance.  The Committee establishes base salaries that are within the range of salaries for persons holding positions of similar responsibility at other companies.  In addition, the Committee considers factors such as relative Company performance, the executive’s past performance and future potential in establishing the base salaries of executive officers.

The number of options granted to officers is determined by the subjective evaluation of the executive’s ability to influence the Company’s long-term growth. All options are granted at no less than the current market price. Since the value of an option bears a direct relationship to the Company’s stock price, it is an effective incentive for managers to create value for shareholders.  The Committee therefore views stock options as an important component of its long-term, performance-based compensation philosophy.

Compensation Determinations for 2008

Cash Compensation.  In January, 2008, the Compensation and Stock Option Committee increased Colin Neill’s annual base compensation 13%, effective January 1, 2008, from $265,000 for 2007 to $300,000 for 2008 reflecting his increased responsibilities and duties as President and Chief Financial Officer.

Equity Compensation.  Seeking to base a significant part of their respective compensation on future performance, the Committee in January 2008 awarded 350,000 ten-year stock options to Mr. Johnston, Executive Chairman and 130,000 ten-year stock options to Mr. Neill all under the Company’s 2000 Stock Plan. Mr. Johnston was also to be eligible for an additional grant of 100,000 ten-year stock options on October 1, 2008 if certain performance-based milestones had been achieved prior to that date in the areas of corporate development and clinical product trials.   Those milestones were not achieved and the options were not granted.

January 2008 Officer Transitions

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

Bonuses for 2008 and Compensation Determinations for 2009

Cash Compensation. The Compensation and Stock Option Committee awarded no 2008 cash bonuses nor did the Committee award any 2009 salary increases due to the Company’s limited capital resources.

Equity Compensation.  In May 2009, the Compensation and Stock Option Committee awarded 1.2 million shares of restricted stock to Robert Johnston under the 2000 Stock Option Plan.  The restricted shares shall vest (subject to accelerated vesting or risk of forfeiture in certain circumstances) as follows: one-third of the restricted shares shall vest on the first anniversary of the grant date, and the remaining restricted shares shall vest in quarterly increments over a three-year period commencing on the first anniversary of the grant date.  In May 2009, the Committee also awarded 600,000 ten-year stock options to Colin Neill under the 2000 Stock Option Plan.

Bonuses for 2009 and Compensation Determinations for 2010

In January 2010, the Compensation and Stock Option Committee, taking into account that no bonuses were awarded for 2008, awarded cash bonuses for 2009 performance in the amount of $80,000 to each of Robert F. Johnston and S. Colin Neill.  The Committee determined to leave base salaries unchanged for 2010.

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

THE COMPENSATION AND
STOCK OPTION COMMITTEE
Anthony B. Evnin
Charles W. Newhall, III

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the President, Chief Executive Officer and Executive Chairman of the Company in 2009 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2009.
Name/Principal Position	Year	Salary		Bonus		Option Awards	All Other Compensation		Total Compensation

S. Colin Neill (1)	2009	$300,000		$80,000		$56,383	$21,967	(3)	$458,350
President,	2008	$300,000		-		$38,426	$21,517	(3)	$359,943
Chief Financial Officer,	2007	$265,000		$75,000	(2)	$31,036	$20,712	(3)	$391,748
Secretary & Treasurer

Elkan R. Gamzu, Ph.D,	2009	-		-		-	-		-
Former Director and former	2008	-		-		-	-		-
Chief Executive Officer	2007	$452,500	(4)			$18,346	$6,750	(5)	$477,596

Robert F. Johnston	2009	-		$80,000		$61,685	-		$141,685
Executive Chairman	2008	-		-		$27,681	-		$27,681
	2007	-		-		-	-		-

(1)	Mr. Neill joined Pharmos Corporation in October 2006. He became President in January 2008.
(2)	Consists of $50,000 in cash and 75,000 shares of common stock valued at $25,000.
(3)
In 2009, consists of $7,350 in 401k employer contribution, $5,617 in life insurance and $9,000 in automobile allowance. In 2008, consists of $6,900 in 401k employer contribution, $5,617 in life insurance and $9,000 in automobile allowance.  In 2007, consists of $6,750 in 401k employer contribution, $4,962 in life insurance and $9,000 in automobile allowance.

(4)	Dr. Gamzu served as Chief Executive Officer from March 2007 to January 2008. Dr. Gamzu’s compensation consists of $252,500 in salary and $200,000 in employment contract severance payments.
(5)	Consists of 401k employer contribution.

GRANTS OF PLAN-BASED AWARDS IN 2009

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

S. Colin Neill (1)	5/11/2009	600,000	$0.22	$105,820
Robert F. Johnston (2)	5/11/2009	1,200,000	$0.22	$264,000

(1)  25% of the options granted to Mr. Neill vest upon the first anniversary of the grant with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(2) Robert F. Johnston, the executive chairman was granted a restricted stock award of 1,200,000 shares on May 11, 2009.

All option grants in 2009 were made under the Company’s 2000 Stock Option Plan.

OPTION EXERCISES AND STOCK VESTED IN 2009

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting($)
None	-	$ -	-	-

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity Incentive Plan awards: Number of securities underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That have not vested ($)

S. Colin Neill	0	600,000	(1)	600,000	$0.22	5/11/2019
	56,875	73,125	(2)	130,000	$0.35	1/23/2018
	27,500	12,500	(3)	40,000	$1.84	1/17/2017
	75,000	15,000	(4)	90,000	$1.75	10/5/2016
	159,375	700,625		860,000

Robert F. Johnston (6)	194,444	155,556	(5)	350,000	$0.35	1/23/2018	1,200,000	$264,000

(1)       25% of the options were scheduled to vest upon the first anniversary of the grant date May 11, 2009 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(2)       25% of the options were scheduled to vest upon the first anniversary of the grant date January 23, 2008 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(3)       25% of the options granted vested upon the first anniversary of the grant date of January 17, 2007 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(4)       The remaining options are scheduled to vest in seven equal increments on a quarterly basis beginning on January 5, 2009.
(5)       One third of the options granted to Mr. Johnston vested immediately with the remaining two thirds of the grant vesting ratably on a quarterly basis over the three years commencing on the first anniversary of the grant.
(6)       On May 11, 2009, Robert F. Johnston was granted a restrictive stock award of 1,200,000 shares vesting over four years.

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

As of December 31, 2009, 3,647,155 options to purchase shares of the Company’s Common Stock were outstanding under various option plans. During 2009, the Company granted 1,050,000 options to purchase shares of its Common Stock to employees, directors and consultants.

A summary of the various established stock option plans is as follows:

1992 Plan.  The maximum number of shares of the Company’s Common Stock available for issuance under the 1992 Plan is 150,000 shares, subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 1992 Plan that expire or terminate would again be available for options to be issued under the 1992 Plan. As of December 31, 2009, there were no options outstanding to purchase the Company’s Common Stock under this plan. The Company does not plan to issue any additional options from the 1992 Plan.

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

The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares.  Under the 2001 Plan, for any given calendar year, a participating employee can only be granted Rights to purchase that number of shares which, when multiplied by the exercise price of the Rights, does not exceed more than 10% of the employee’s base pay. To date, the Company has issued 12,560 shares of its common stock under the 2001 Plan. The Company did not issue any shares under the 2001 Plan in 2009 and 2008.

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

2009 Incentive Compensation Plan.

Under the 2009 Plan, the total number of shares of common stock of our company reserved and available for delivery is 8,000,000 shares. The foregoing limit shall be increased by the number of shares of common stock with respect to which awards previously granted under the 2009 Plan are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an award to pay the exercise price or any tax withholding requirements. Awards issued in substitution for awards previously granted by a company acquired by our company or a related entity, or with which our company or any related entity combines, do not reduce the limit on grants of awards under the 2009 Plan. The 2009 Plan imposes individual limitations on the amount of certain awards in part to comply with Code Section 162(m).

The persons eligible to receive awards under the 2009 Plan are the officers, directors, employees, consultants and other persons who provide services to our company or any related entity. An employee on leave of absence may be considered as still in the employ of our company or a related entity for purposes of eligibility for participation in the 2009 Plan.

The 2009 Plan is to be administered by the Compensation Committee, provided, however, that except as otherwise expressly provided in the 2009 Plan, our Board of Directors may exercise any power or authority granted to the Compensation Committee under the 2009 Plan. Subject to the terms of the 2009 Plan, the Compensation Committee is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements (which need not be identical for each participant), and the rules and regulations for the administration of the 2009 Plan, construe and interpret the 2009 Plan and award agreements, correct defects, supply omissions or reconcile inconsistencies therein, and make all other decisions and determinations as the Compensation Committee may deem necessary or advisable for the administration of the 2009 Plan.

The Compensation Committee is authorized to grant stock options, including both incentive stock options (“ISOs”), which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise exceeds the grant price of the stock appreciation right. The exercise price per share subject to an option and the grant price of a stock appreciation right are determined by the Compensation Committee, but must not be less than the fair market value of a share of common stock on the date of grant. For purposes of the 2009 Plan, the term “fair market value” means the fair market value of common stock, awards or other property as determined by the Compensation Committee or under procedures established by the Compensation Committee. Unless otherwise determined by the Compensation Committee, the fair market value of common stock as of any given date shall be the closing sales price per share of common stock as reported on the principal stock exchange or market on which common stock is traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported or the average of the closing bid and asked prices for the common stock quoted by an established quotation service for over-the-counter securities, if the common stock is not then traded on a national securities exchange, or, in the discretion of the Committee, the last sale price or the closing price. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Compensation Committee, except that no option or stock appreciation right may have a term exceeding ten years. Methods of exercise and settlement and other terms of the stock appreciation right are determined by the Compensation Committee. The Compensation Committee, thus, may permit the exercise price of options awarded under the 2009 Plan to be paid in cash, shares, other awards or other property (including loans to participants). Options may be exercised by payment of the exercise price in cash, shares of common stock, outstanding awards or other property having a fair market value equal to the exercise price, as the Compensation Committee may determine from time to time.

The Compensation Committee is authorized to grant restricted stock and deferred stock. Restricted stock is a grant of shares of common stock which may not be sold or disposed of, and which shall be subject to such risks of forfeiture and other restrictions as the Compensation Committee may impose. A participant granted restricted stock generally has all of the rights of a stockholder of our company, unless otherwise determined by the Compensation Committee. An award of deferred stock confers upon a participant the right to receive shares of common stock at the end of a specified deferral period, subject to such risks of forfeiture and other restrictions as the Compensation Committee may impose. Prior to settlement, an award of deferred stock carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

The Compensation Committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of common stock, other awards or other property equal in value to dividends paid on a specific number of shares of common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of common stock, awards or otherwise as specified by the Compensation Committee.

The Compensation Committee is authorized to grant shares of common stock as a bonus free of restrictions, or to grant shares of common stock or other awards in lieu of company obligations to pay cash under the 2009 Plan or other plans or compensatory arrangements, subject to such terms as the Compensation Committee may specify.

The Compensation Committee or our Board of Directors is authorized to grant awards that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of common stock. The Compensation Committee determines the terms and conditions of such awards.

The Compensation Committee is authorized to grant performance awards to participants on terms and conditions established by the Compensation Committee. The performance criteria to be achieved during any performance period and the length of the performance period is determined by the Compensation Committee upon the grant of the performance award; provided however, that a performance period cannot be shorter than 12 months or longer than 5 years. Performance awards may be valued by reference to a designated number of shares (in which case they are referred to as performance shares) or by reference to a designated amount of property including cash (in which case they are referred to as performance units). Performance awards may be settled by delivery of cash, shares or other property, or any combination thereof, as determined by the Compensation Committee.

Awards may be settled in the form of cash, shares of common stock, other awards or other property, in the discretion of the Compensation Committee. The Compensation Committee may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the Compensation Committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The Compensation Committee is authorized to place cash, shares of common stock or other property in trusts or make other arrangements to provide for payment of our company’s obligations under the 2009 Plan. The Compensation Committee may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of common stock or other property to be distributed will be withheld (or previously acquired shares of common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations. awards granted under the 2009 Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant’s death, except that the Compensation Committee may, in its discretion, permit transfers for estate planning or other purposes subject to any applicable restrictions under Rule 16b-3.

Awards under the 2009 Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The Compensation Committee may, however, grant awards in exchange for other awards under the 2009 Plan, awards under other company plans, or other rights to payment from our company, and may grant awards in addition to and in tandem with such other awards, rights or other awards.

Employment Contracts

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

DIRECTOR COMPENSATION FOR 2009

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash($)	Option Awards ($) (1)		Total ($)	Number of Shares
Srinivas Akkaraju, M.D., Ph.D.	0	$15,728	(2)	$15,728	140,000
Anthony B. Evnin, Ph.D.	0	$15,071		$15,071	52,500
Charles W. Newhall, III	0	$14,060		$14,060	47,500

(1)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009 in accordance with FAS ASC Topic 718, and thus includes amounts from awards granted in and prior to 2009.  All options awarded to Directors in 2009 remained outstanding at fiscal year-end.

(2)
In addition to his regular compensation for service on the Board of Directors, Dr Akkaraju was granted 100,000 ten-year options in May 2009 for providing special service and advice to the Board in his capacity as a Director.

At December 31, 2009 the aggregate number of director options was 430,000 which consisted of the following breakdown (Akkaraju 200,000, Evnin 117,500 and Newhall 112,500).

The fair value of the director options awarded during 2009 was as follows: Akkaraju $23,761, Evnin $8,406 and Newhall $7,395.

The Executive Chairman, Robert F. Johnston, is not an independent director. At December 31, 2009 he had a total of 350,000 shares of options outstanding.

Director Retirements and New Director Appointment in 2009

None

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Stock Option Committee in 2009 were Anthony B. Evnin and Charles W. Newhall, III.  There were no interlocks on the Compensation and Stock Option Committee in 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	3,685,130	$2.42	8,872,568
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,685,130	$2.42	8,872,568

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of February 22, 2010, except as set forth in the footnotes, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company’s Stock, (ii) each of the Company’s executive officers and Directors, and (iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person’s name.
Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Total (1)
Robert F. Johnston c/o Pharmos Corporation 99 Wood Avenue South, Suite 311, Iselin, NJ 08830	18,025,118	(2)	27.5%
Srinivas Akkaraju, M.D., Ph.D. c/o Panorama Management, LLC 2440 Sand Hill Road, Suite 302, Menlo Park, CA 94025	116,250	(3)	*
Anthony B. Evnin c/o Venrock Associates 530 Fifth Avenue, 22nd Floor, New York, NY 10036	13,656,886	(4)	21.5%
Charles W. Newhall, III c/o New Enterprise Associates 1119 St. Paul Street, Baltimore, MD 21202	22,422,341	(5)	33.2%
S. Colin Neill c/o Pharmos Corporation 99 Wood Avenue South, Suite 311, Iselin, NJ 08830	257,499	(6)	*
All Current Directors and Executive Officers as a group (five persons)	54,478,094	(7)	69.6%
New Enterprise Associates 10, LP 1119 St. Paul Street, Baltimore, MD 21202	22,288,591	(8)	33.1%
Venrock Assoicates Venrock Associates III LP Venrock Entrepreneurs Fund III LP 530 Fifth Avenue, 22nd Floor, New York, NY 10036	13,518,136	(9)	21.3%

* Less than 1%.

(1)
Based on 59,438,213 shares of common stock outstanding as of February 22, 2010, plus each individual’s warrants or options which are either currently exercisable or will be exercisable within 60 days of the date set forth above.  Assumes that no other individual will exercise any warrants and/or options.

(2)
Consists of 5,811,230 outstanding shares, 213,888 shares issuable upon exercise of currently exercisable options, and 6,000,000 outstanding shares and 6,000,000 currently exercisable warrants held by Demeter Trust.

(3)	Consists of 116,250 shares issuable upon exercise of currently exercisable options.

(4)	Consists of shares beneficially owned by Venrock Associates, Venrock Associates III LP and Venrock Entrepreneurs Fund III LP and 138,750 shares issuable upon exercise of currently exercisable options.

(5)	Consists of shares beneficially owned by New Enterprise Associates 10, LP and 133,750 shares issuable upon exercise of currently exercisable options.

(6)	Consists of 75,000 outstanding shares and 182,499 shares issuable upon exercise of currently exercisable options.

(7)	Consists of 35,692,957 outstanding shares, 785,137 shares issuable upon exercise of currently exercisable options and 18,000,000 shares issuable upon exercise of currently exercisable warrants.
(8)	Consists of 14,288,591 outstanding shares and 8,000,000 shares issuable upon exercise of currently exercisable warrants.

(9)	Consists of 9,518,136 outstanding shares and 4,000,000 shares issuable upon exercise of currently exercisable warrants.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Director Independence.  The Company has determined that three of the four Directors serving at December 31, 2009 (Srinivas Akkaraju, Anthony B. Evnin, and Charles W. Newhall, III), were independent.

Item 14. Principal Accounting Fees and Services

On October 19, 2009, Pharmos Corporation dismissed its independent registered public accounting firm, PricewaterhouseCoopers LLP.  The dismissal was approved by the Pharmos Audit Committee.  During the two most recent fiscal years and through October 19, 2009, there have been no disagreements between Pharmos and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years.  During the two most recent fiscal years and through October 19, 2009, there were no reportable events (as defined in Item 304(a)(1)(v)) of Regulation S-K.  Neither of the reports of PricewaterhouseCoopers LLP for the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that their report dated February 25, 2009 contained an explanatory paragraph expressing substantial doubt about Pharmos' ability to continue as a going concern.  On October 20, 2009, Pharmos Corporation engaged Friedman LLP as its new independent accounting firm.

Audit fees

For 2009 the aggregate fees billed by Friedman LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ending December 31, 2009 and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for the quarter ended September 30, 2009 was $36,000.

For 2009 the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the review of the financial statements included in the Company’s quarterly reports on Form 10Q for the quarters ended March 31, 2009 and June 30, 2009 were $40,000. PricewaterhouseCoopers LLP also billed $7,700 for the reissuance of the 2008 audit opinion. The Pricewaterhouse Israel fee for the statutory audit of the Pharmos Limited financial statements was $4,000.

For 2008 the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2008 and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the same fiscal year was $185,000. The fee charged by Pricewaterhouse Israel for the statutory audit of the Pharmos Limited financial statements was $23,000.

Audit-related fees

There were no audit—related fees in 2009 and 2008.

Tax fees

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its income tax compliance and related tax services for the years ended December 31, 2009 and 2008 were $0 and $0, respectively.

All other fees

A fee of $1,500 was incurred in each of 2009 and 2008 in relation to subscription services for accounting related topics. The Company also licenses Automated Disclosure Checklist - Client Assist from PricewaterhouseCoopers LLP at no cost.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated there under). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by PricewaterhouseCoopers LLP and Friedman LLP in 2009.

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

Reports of Independent Registered Public Accounting Firms
Consolidated balance sheets as of December 31, 2009 and 2008
Consolidated statements of operations for the years ended
December 31, 2009, 2008 and 2007
Consolidated statements of changes in shareholders’ equity
for the years ended December 31, 2009, 2008 and 2007
Consolidated statements of cash flows for the years ended
December 31, 2009, 2008, and 2007
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

3(i)	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4	Instruments defining the rights of security holders, including indentures

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

4(bb)
Form of waiver, dated January 15, 2009, under Pharmos Corporation 10% Convertible Debentures Due November 1, 2012 (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 22, 2009)

4(cc)
Securities Purchase Agreement dated as of April 21, 2009 by and among Pharmos Corporation and the Purchasers named therein (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 23, 2009).

4(dd)	Form of Stock Purchase Warrant dated April 21, 2009 (incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 23, 2009).

4(ee)
Registration Rights Agreement dated as of April 21, 2009 by and among Pharmos Corporation and the Purchasers named therein (incorporated by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 23, 2009).

4(ff)
Debenture Amendment Agreement dated April 21, 2009 among Pharmos Corporation, New Enterprise Associates 10, Limited Partnership, Venrock Associates, Venrock Associates III, L.P., Venrock Entrepreneurs Fund III, L.P. and Robert F. Johnston (incorporated by reference to exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 23, 2009).

4(gg)
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

10(ii)
Asset Purchase Agreement, dated as of February 11, 2009, by and between Pharmos Corporation, Pharmos Ltd. and Reperio Pharmaceuticals Ltd. (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10(jj)	Form of Pharmos Corporation Indemnification Agreement dated as of April 21, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2009).

10(kk)	2009 Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 18, 2009).**

21	Subsidiaries of the Registrant

21(a)	Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form 10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23	Consents of Experts and Counsel

23(a)***	Consent of PricewaterhouseCoopers LLP

23(b)***	Consent of Friedman LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

31(a)***	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31(b)***	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

32(a)***	Section 1350 Certification of Principal Executive Officer and Chief Financial Officer

(1)	Confidential information is omitted and identified by a * and filed separately with the SEC.

(**)	This document is a management contract or compensatory plan or arrangement.

(***)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMOS CORPORATION

By: /s/ Robert F. Johnston
__________________________________________

Robert F. Johnston
Executive Chairman
(Principal Executive Officer)

Date: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ S. Colin Neill
S. Colin Neill	President and Chief Financial Officer	February 22, 2010
(Principal Financial and Accounting Officer)

/s/ Srinivas Akkaraju
Srinivas Akkaraju, MD, Ph.D	Director	February 22, 2010

/s/ Anthony B. Evnin
Anthony B. Evnin, Ph.D	Director	February 22, 2010

/s/ Charles W. Newhall, III
Charles W. Newhall, III	Director	February 22, 2010

Pharmos Corporation
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated balance sheets as of December 31, 2009 and 2008	F-4
Consolidated statements of operations for the years ended
December 31, 2009, 2008 and 2007	F-5
Consolidated statements of changes in shareholders’ equity
for the years ended December 31, 2009, 2008 and 2007	F-6
Consolidated statements of cash flows for the years ended
December 31, 2009, 2008, and 2007	F-7
Notes to consolidated financial statements	F-8

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Pharmos Corporation
Iselin, New Jersey

We have audited the accompanying consolidated balance sheet of Pharmos Corporation and its subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharmos Corporation and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company is largely dependent upon ultimately achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound or to advance other earlier stage compounds. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Friedman LLP
East Hanover, NJ
February 22, 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Pharmos Corporation

In our opinion, the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of two years in the period ended December 31, 2008 present fairly, in all material respects, the financial position of Pharmos Corporation and its subsidiaries at December 31, 2008 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for advance payments for research and development activities in 2008, for share-based compensation in 2006, and for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP
New York, New York
February 25, 2009

PHARMOS CORPORATION
Consolidated Balance Sheets
	December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$4,629,486	$4,730,282
Restricted cash	-	38,998
Prepaid expenses and other current assets	25,678	1,049,898
Total current assets	4,655,164	5,819,178

Fixed assets, net	1,379	9,692
Other assets	32,479	143,294

Total assets	$4,689,022	$5,972,164

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$73,717	$883,966
Accrued expenses	148,414	615,663
Accrued wages and other compensation	195,000	87,000
Total current liabilities	417,131	1,586,629

Other liability	-	44,316
Convertible debentures	1,000,000	4,000,000
Total liabilities	1,417,131	5,630,945

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 and 60,000,000 shares authorized, 59,291,154 and 26,210,290 issued in 2009 and 2008, respectively	1,778,735	786,307
Paid-in capital in excess of par	211,301,675	206,309,096
Accumulated deficit	(209,808,093)	(206,753,758)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	3,271,891	341,219

Total liabilities and shareholders' equity	$4,689,022	$5,972,164
The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
Consolidated Statements of Operations

	Year ended December 31,
	2009	2008	2007
Expenses
Research and development, gross	$4,422,600	$9,028,705	$11,457,566
Grants	-	-	(812,042)
Research and development, net of grants	4,422,600	9,028,705	10,645,524
In-process acquired research and development	180,000	-	-
General and administrative	1,536,470	1,965,243	6,698,601
Depreciation and amortization	8,314	106,236	235,134
Total operating expenses	6,147,384	11,100,184	17,579,259

Loss from operations	(6,147,384)	(11,100,184)	(17,579,259)

Other income (expense)

Debt conversion expense	(596,104)	-	-
Interest income	8,412	255,751	938,312
Interest expense	(225,335)	(490,537)	-
Change in value of warrants	-	-	11,435
Other income (expense)	(8,404)	41,438	47,905
Other (expense) income, net	(821,431)	(193,348)	997,652

Loss before income taxes	$(6,968,815)	$(11,293,532)	$(16,581,607)
Income tax benefit	(3,914,481)	(1,204,126)	(955,782)

Net loss	$(3,054,334)	$(10,089,406)	$(15,625,825)

Net loss per share
- basic and diluted	$(0.06)	$(0.39)	$(0.61)

Weighted average shares outstanding
- basic and diluted	47,445,014	25,934,973	25,591,660

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Years ended December 31, 2009, 2008 and 2007

	Common Stock				Treasury Stock
	Shares	Amount	Paid-in Capital in Excess of Par	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2006	25,565,784	$766,973	$204,700,030	$(181,038,527)	2,838	$(426)	$24,428,050

Stock and option issuance for employee compensation and amortization of retention award			1,182,440				1,182,440
Issuance of Retention Award Shares	37,975	1,139	(1,139)
Net Loss				(15,625,825)			(15,625,825)
December 31, 2007	25,603,759	768,112	205,881,331	(196,664,352)	2,838	(426)	9,984,665

Stock and option issuance for employee compensation	160,716	4,821	281,561				286,382
Issuance of Common Stock for Debenture Interest payment	445,815	13,374	146,204				159,578
Net Loss				(10,089,406)			(10,089,406)
December 31, 2008	26,210,290	786,307	206,309,096	(206,753,758)	2,838	(426)	341,219
Stock and option issuance for employee compensation			175,438				175,438
April 2009 financing net	18,000,000	540,000	1,239,777				1,779,777
Debenture converted to equity	10,909,091	327,275	3,268,829				3,596,104
Reversal of deferred financing fees			(78,382)				(78,382)
Vela Milestone	2,000,000	60,000	120,000				180,000
Restricted stock grant	1,200,000	36,000	(36,000)				-
Issuance of Common Stock for Debenture Interest payment	971,773	29,153	302,917				332,070
Net Loss				(3,054,335)			(3,054,335)
December 31, 2009	59,291,154	$1,778,735	$211,301,675	$(209,808,093)	2,838	$(426)	$3,271,891

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(3,054,334)	$(10,089,406)	$(15,625,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,314	106,236	235,134
Provision for severance pay	-	(358,706)	(961,918)
Change in the value of warrants	-	-	(11,435)
Amortization of deferred financing fees	32,432	-	-
Non cash debt conversion expense	596,104	-	-
Share-based compensation	175,438	286,382	1,182,441
Debenture interest paid in common stock	130,403	159,578	-
Milestone paid in common shares	180,000	-	-
Gain on disposition of fixed assets	-	(213,677)	(12,383)
Changes in operating assets and liabilities:
Research and development grants receivable	-	3,859	294,006
Prepaid expenses and other current assets	656,228	(454,713)	199,473
Other assets	-	(6,806)	(111,474)
Accounts payable	(810,249)	115,198	105,576
Accrued expenses	(265,585)	210,726	(484,846)
Accrued wages and other compensation	108,000	(718,995)	(196,577)
Other liabilities	(44,316)	(7,572)	(25,794)
Net cash used in operating activities	(2,287,565)	(10,967,896)	(15,413,622)

Cash flows from investing activities
Purchases of fixed assets
Proceeds from disposition of fixed assets	-	(1,730)	(176,592)
Purchase of short-term investments	367,994	153,937	122,839
Proceeds from sale of short-term investments	-	-	(6,933,488)
Severance pay funding	-	3,686,568	16,419,593
Decrease (increase) in restricted cash	-	264,934	710,876
Net cash provided by investing activities	38,998	112,728	(4,878)
	406,992	4,216,437	10,138,350

Cash flows from financing activities
Proceeds from issuance of common stock and warrants net	1,779,777	-	-
Proceeds from issuance of convertible debentures	-	4,000,000	-
Net cash provided by financing activities	1,779,777	4,000,000	-

Net decrease in cash and cash equivalents	(100,796)	(2,751,459)	(5,275,272)

Cash and cash equivalents at beginning of year	4,730,282	7,481,741	12,757,013

Cash and cash equivalents at end of year	$4,629,486	$4,730,282	$7,481,741

Supplemental information:
Interest paid	-	$53,201	-
Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for accrued interest as of December 2008	$201,667	-	-
Common stock issued for 2009 debenture interest	$130,403	-	-
Write off of deferred financing fees with conversion of debentures	$78,382	-	-
Conversion of debentures to common stock	$3,000,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.	The Company

Pharmos Corporation (the “Company” or “Pharmos”) is a bio-pharmaceutical company that is focused on the development and execution of a clinical trial for Dextofisopam for the treatment of Irritable Bowel Syndrome (IBS). Earlier work performed in the Pharmos Israel facilities covering the discovery and development of novel therapeutic drugs to treat a range of indications including pain, inflammatory, autoimmune and select CNS disorders is available for licensing or sale.

The Company has executive offices in Iselin, New Jersey. The Company’s operations in Israel were closed effective October 31, 2008.

2.	Liquidity and Business Risks

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $209.8 million as of December 31, 2009 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income.  Although the Company received $3.9 million in December 2009 from the sale of their NOL’s and had approximately $4.6 million of cash and cash equivalents at December 31, 2009, the Company is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets.   During the year, the Company engaged an investment advisor to assist with these strategies but has not been successful to date.  The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

Also, the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam. As a result it may decide to embark on smaller clinical trials for Dextofisopam or commence pre-clinical development on its other intellectual property assets which could further reduce the company’s current resources.

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

Subsequent Events

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company's adoption of these standards had no material impact on its financial position, results of operations and cash flows.

Pharmos Corporation
Notes to Consolidated Financial Statements

The Company has evaluated events and transactions that occurred between December 31, 2009 and February 22, 2010, which is the date the financial statements were issued, for possible disclosure and recognition in the financial statements.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The most significant estimates and assumptions related to stock based compensation and estimates of commitments and contingencies, and the tax valuation allowance.  Actual results could differ from those estimates.

Net loss per common share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. In accordance with the requirements of FASB ASC Topic 260 covering earnings per share, potential shares of common stock have been excluded from the calculation of diluted net loss per common share, as their inclusion would be antidilutive.

The following table summarized the equivalent number of potential common shares assuming the related securities that were outstanding as of December 31, 2009 and 2008 had been converted.

	2009	2008
Stock options	3,647,155	2,737,106
Restricted stock	1,200,000	-
Convertible debenture	1,428,571	5,714,286
Warrants	18,000,000	-
Total potential dilutive securities not included in loss per share	24,275,726	8,451,392

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of US short term government obligations at December 31, 2009 and 2008.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains its cash and cash equivalent balances with a high quality financial institution who invests the Company’s funds in Government short-term instruments. Consequently the Company believes that such funds are subject to minimal credit risk.

Pharmos Corporation
Notes to Consolidated Financial Statements

Revenue recognition

The Company’s policy with respect to license fees is to recognize revenue when all performance obligations are completed. The Company had no product sales revenue during 2009, 2008, or 2007 and does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

Research and development costs

All research and development costs are expensed when incurred. The Company accounts for reimbursements of research and development costs as a reduction of research and development expenses as the underlying expenses are incurred.

Accounting for Advance Payments for Goods or Services to be Used in Future Research and Development Activities.

Effective January 1, 2008 the Company adopted the provisions of FASB ASC Topic 730 which requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Advance payments are capitalized until the goods have been delivered or the related services have been performed.   At December 31, 2009 and 2008 there was $0 and $519,000, respectively, in capitalized prepayments.

Restricted cash

The Company has a lease agreement for the premises it occupies in New Jersey. The lease agreement expired in December 2009. The lease agreement was secured by a letter of credit of $65,031 which was released in 2009 and included in our cash and cash equivalent balances in 2008.

A deposit of $38,998, relating to Pharmos Ltd., was included in restricted cash at December 31, 2008. During 2009 a settlement on this amount was resolved and at December 31, 2009 the balance was $0.

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

At December 31, 2009 there were minimal fixed assets remaining in the financial statements.

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

Severance expenses in Israel for the years ended December 31, 2009, 2008 and 2007 amounted to $0, $51,102 and $267,879, respectively, and have been included in the appropriate R&D and G&A expense categories.

Income taxes

The Company accounts for income taxes in accordance with the provisions of FASB ASC Topic 740. “Accounting for Income Taxes” (“ASC – Topic 740”).  Under the asset and liability method of Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, the Company adopted, the Financial Accounting Standards Board interpretation in ASC Topic 740 which covers, Accounting for Uncertainty in Income Taxes This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Pharmos conducts business in the US and Israel and, as a result, files US, New Jersey and Israeli income tax returns. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. Given the Company’s substantial net operating loss carryforwards (“NOLs”), which are subject to a full valuation allowance as well as the historical operating losses, the adoption of the standard on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

Share based compensation

The Company has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, restricted stock awards, and other stock unit awards. The maximum number of shares of Common Stock available for issuance under the 2000 Plan, as amended, is 4,700,000 shares. At December 31, 2009, awards relating to 3,647,155 shares were outstanding. Pharmos stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have 10 year terms, and vest no later than four years from the date of grant.

Under the terms of the Pharmos Employee Stock Purchase Plan (ESPP), all full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares.  During the years ended December 31, 2009 & 2008, no shares were purchased under the ESPP and 87,440 shares remain for issuance under the 2001 Plan.

As of December 31, 2009, the total compensation costs related to non-vested awards not yet recognized is $460,000 which will be recognized over the next three and one-half years.

Options issued to non-employees other than directors are accounted for under the fair value method in accordance with ASC Topic 718 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Under the fair value method, compensation cost is measured at the grant date of the option based on the value of the award using the Black-Scholes method. Compensation cost is periodically remeasured as the underlying options vest in accordance with ASC Topic 718 and is recognized over the service period.

Recently Issued Accounting Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value ("ASU 2009-05"). ASU 2009-05 amends Accounting Standards Codification Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with the principles of Topic 820 of the Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a

Pharmos Corporation
Notes to Consolidated Financial Statements

separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In May 2008, the FASB issued standards relating to "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" These are covered by ASC Topic 470 (formerly FSP APB 14-1"). Topic 470 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. The standard was effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company adopted the standard in the first quarter 2009. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

As described above, $3,000,000 of the convertible debentures were converted on April 21, 2009 resulting in an issuance of 10,909,091 shares of common stock. The original conversion price of $0.70 was reduced to $0.275. The remaining $1,000,000 debenture not converted retains the original $0.70 conversion price. Conversion of this debenture at $0.70 would result in the issuance of 1,428,571 shares of common stock. The conversion of the debentures at a reduced conversion price resulted in a non cash debt conversion expense of $596,104 which has been reflected in the financial statements.

In the third quarter of 2009, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the third interest payment date, July 15, 2009, in common stock to the remaining debenture holder. The dollar amount of interest incurred from January 15, 2009 to July 15, 2009 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder. In January 2010 the company paid in stock to the remaining debenture holder, interest of $50,000, which was converted at $0.34 per share resulting in an aggregate of 147,059 shares of common stock.

The Company incurred $217,083 in financing costs which were capitalized and are being amortized utilizing an effective interest rate of 7%.  $32,432 in costs have been amortized in the twelve months ended December 31, 2009.  These costs have been included in interest expense. Three quarters of the deferred financing costs of $78,382 were written off to equity on April 21, 2009 when the related debentures were converted. As of December 31, 2009, $13,534 of interest for the fourth debenture remains to be amortized over the life of the debenture.

5.	Acquisition of Vela Pharmaceuticals, Inc.

In March 2006, the Company announced an agreement to acquire Vela Pharmaceuticals, Inc. (“Vela”), which has a Phase II product candidate, Dextofisopam, in development to treat IBS. The Company has dedicated substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction. The final merger agreement, as amended, was announced on September 5, 2006 and approved by the Company’s shareholders on October 25, 2006.

Pharmos Corporation
Notes to Consolidated Financial Statements

Under the amended Merger Agreement, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. Pharmos also agreed to reimburse Vela for $679,000 of operating expenses from July 1, 2006 through closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of Dextofisopam, aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. In the event that such shares or payments are issued or funded in future periods, a determination will then be made as to whether the values are to be written off as in - process research and development and charged to results of operations; such future charge could be material. None of the conditions requiring issuance of these contingent shares or funding these payments were met at December 31, 2008 except for a $1.0 million milestone payment made by Pharmos due upon the study’s commencement which was paid in 2008.

The remaining milestones are as follows:

•	$1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial (1)
•	$2 million cash + 2.25 million shares: Successful completion of Phase 2b (milestone not met)
•	$2 million + 2 million shares: NDA submission
•	$2 million cash +2.25 million shares: FDA approval
•	1 million shares: Approval to market in Europe or Japan
•	4 million shares: $100 million sales of Dextofisopam, when and if approved, in any 12-month period

(1) The milestone related the final patient was enrolled in the Dextofisopam Phase 2b trial was booked in the first quarter of 2009 as all probability criteria were met. The milestone had two components, a cash portion of $1,000,000 and a share portion of 2,000,000 shares valued at $180,000.  The total charge was $1,180,000. The shares were issued in November 2009 under the terms of the Amendment #3 to the agreement and plan of merger. The payment of the cash portion was deferred until such time as 1) the Company successfully entered into a strategic collaboration or licensing agreement with a third party for the development of Dextofisopam resulting in an upfront cash fee of at least $10 million, and 2) payment of the cash milestone would still leave the Company with one year’s operating cash. The Company recorded the milestone in the first quarter as it met the accounting requirements of ASC 450.

The results of the Phase 2b trial were announced in September 2009 and reported that while there was clearly drug activity, the trial did not achieve its primary endpoints. Cowen and Company were subsequently engaged to help the Company achieve a pharmaceutical partnership. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. The cash portion was also expensed in Q1 2009 but was reversed in Q4 2009 since it is not probable that the amended terms will be met in the foreseeable future, which includes receipt of at least $10 million cash upfront payment. Since the trial results were not successful, no other milestones have been achieved.

Pharmos Corporation
Notes to Consolidated Financial Statements

6.	Fixed Assets

Fixed assets consist of the following:

	December 31,
	2009	2008
Leasehold improvements	$158,023	$158,023
Office furniture and fixtures	87,229	87,229
Computer equipment	234,538	234,538
	479,790	479,790
Less - Accumulated depreciation	(478,411)	(470,098)
Fixed Assets, net	$1,379	$9,692

Depreciation of fixed assets was $8,314, $106,236 and $235,134 in 2009, 2008 and 2007, respectively.

7.	Grants for Research and Development

During 2009, 2008 and 2007, gross research and development costs amounted to $4,422,600, $9,028,705 and $11,457,566, respectively.

The Company had entered into agreements with the State of Israel, which provide for grants for research and development relating to certain projects.  Amounts received pursuant to these agreements have been reflected as a reduction of research and development expense.  Such reductions amounted to $0, $0 and $812,042 during 2009, 2008 and 2007, respectively. The agreements with agencies of the State of Israel place certain legal restrictions on the transfer of the technology and manufacture of resulting products outside Israel. The Company will be required to pay royalties, at rates ranging from 3% to 5%, to such agencies from the sale of products, if any, developed as a result of the research activities carried out with the grant funds up to the amount received and interest.

As of December 31, 2009, the total amounts received under such grants amounted to $17,897,830.  Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $16,408,890, exclusive of interest, based on grants received through December 31, 2009.

The Company closed its operations in Israel effective August 31, 2008 and has subsequently reconciled and repaid a grant in 2009 that was overpaid. All obligations of the Company have been settled except the requirement to pay royalties should any of the related technologies be licensed out and further developed. The Company did not receive any grants in 2008 or 2009 and with the closure of the Israel location, will not be eligible for further grants.

8.	Shareholders Equity Transactions

2009 Transactions

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

Pharmos Corporation
Notes to Consolidated Financial Statements

On May 11, 2009, Robert Johnston, the Executive Chairman, was awarded 1,200,000 shares of restricted stock at an exercise price of $0.22 per share. 300,000 of such shares become vested and free from a risk of forfeiture on the first anniversary of the grant date, and the remaining 900,000 shares shall become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be recorded as compensation expense.

On April 21, 2009, the Company completed a private placement of common stock and warrants.  At the closing, the Company issued 18,000,000 shares of common stock and warrants exercisable for an additional 18,000,000 shares of common stock for an aggregate purchase price of $1,800,000. The exercise price of the warrants, which have a five-year term, is $0.12 per share.  The direct costs relating to this offering totaled $20,223.

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

The purchase price and debenture conversion price were based on an offer from a third party on similar financial terms based on certain conditions for a larger proposed transaction that were not met.

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

For the year ended December 31, 2009, there were no options exercised under the Company’s Stock Option Plans.  For the year ended December 31, 2009, the Company incurred a non-cash charge of $175,438 for stock options to employees and directors.

As of December 31, 2009, the Company had reserved 3,647,155 common stock shares for outstanding stock options.  There were 18,000,000 outstanding warrants as of December 31, 2009.

2008 Transactions

During the first quarter of 2008, the Company incurred a non-cash charge of $56,250 for the award of 28,572 shares of common stock each to three departing board members in recognition for their service and 75,000 shares of common stock awarded to the President/CFO as part of his annual bonus. These shares were valued at their fair market value on the date of the awards.

Pharmos Corporation
Notes to Consolidated Financial Statements

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

Some of the warrants issued in connection with various equity financing and related transactions contain anti-dilution provisions requiring adjustment. The following table summarizes the common shares issuable upon exercise of warrants outstanding as adjusted for the events which have triggered anti-dilution provisions contained in the respective warrant agreements:

	Warrants	Weighted Average Exercise Price

Warrants Outstanding at 12/31/06	424,769	$7.02
Cancelled	(127,030)	$7.10
Warrants Outstanding at 12/31/07	297,739	$6.99
Cancelled	(297,739)	$7.10
Warrants Outstanding at 12/31/08	-	-
Issued	18,000,000	$0.12
Cancelled	-	$-
Warrants Outstanding at 12/31/09	18,000,000	$0.12

Warrants Exercisable at 12/31/09	18,000,000	$0.12

Warrants Exercisable at 12/31/08	-	-

Warrants Exercisable at 12/31/07	297,739	$6.99

10.	Stock Option Plans

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

2009 Incentive Compensation Plan.  The 2009 Plan approved at the annual meeting of shareholders held on July 28, 2009 is administered by the Compensation Committee, which is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards and prescribe award agreements.  The total number of shares of common stock reserved and available for delivery under the 2009 Plan is 8,000,000 shares.  The foregoing limit shall be increased by the number of shares of common stock with respect to which awards previously granted under the 2009 Plan are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an award to pay the exercise price or any tax withholding requirements.

All stock option grants during 2009 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan.

The following table summarizes activity in stock options approved by the Company’s Board of Directors:

	Option	Weighted Average Exercise Price

Options Outstanding at 12/31/06	1,924,622	$5.62

Granted	870,000	$1.70
Cancelled	(374,236)	$7.06
Options Outstanding at 12/31/07	2,420,386	$3.99

Granted	854,000	$0.36
Cancelled	(537,280)	$2.76
Options Outstanding at 12/31/08	2,737,106	$3.10

Granted	1,050,000	$0.22
Cancelled	(139,951)	$2.63
Options Outstanding at 12/31/09	3,647,155	$2.29

Options exercisable at 12/31/09	2,441,814	$3.26

Options exercisable at 12/31/08	2,244,735	$3.63

Options exercisable at 12/31/07	1,606,763	$5.12

Pharmos Corporation
Notes to Consolidated Financial Statements

Additional information with respect to the outstanding stock options as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.14 - $0.39	1,801,000	8.5 years	$0.27	647,693	$0.32
$1.46 - $2.01	526,000	5.0 years	$1.83	474,123	$1.83
$2.15 - $3.95	1,000,510	4.9 years	$2.41	1,000,353	$2.41
$5.10 - $8.75	65,127	3.1 years	$5.10	65,127	$5.10
$9.38 - $21.20	254,518	2.8 years	$16.26	254,518	$16.26
	3,647,155	6.5 years	$2.28	2,441,814	$3.26

Fair value of options:

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2009	2008	2007
Risk-free interest rate	1.60-2.46%	2.48-3.30%	4.20-4.75%
Expected lives (in years)	5.2	5.2	6.16
Dividend yield	0%	0%	0%
Expected volatility	97 -121%	80 -83%	79 -80%
Fair value	$0.17	$0.36	$1.28

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

During the years ended December 31, 2009, 2008 and 2007, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan in the amount of 1,050,000 or a fair value of $182,419,  854,000 or a fair value of $303,300, and 870,000 options, or a fair value of $1,117,347, respectively. The fair value of options that vested during the years ended December 31, 2009, 2008 and 2007, without considering forfeitures, was $132,766, $232,435and $1,018,539, respectively.

Pharmos Corporation
Notes to Consolidated Financial Statements

Total compensation cost related to non-vested awards is approximately $460K which will be recognized over a weighted average exercise period of three years.

11.	Income Taxes

For 2009, 2008 and 2007, the Company has not recorded a tax benefit on the operating losses generated by U.S and Israeli operations. After an assessment of all available evidence, including historical and forecasted operating results, management has concluded that realization of the Company’s net operating loss carryforwards (“NOLs”), which includes Vela’s historical NOLs and research tax credits generated through the acquisition date,  and other deferred tax assets could not be considered more likely than not. Based on this assessment, the Company has increased (decreased) the valuation allowance established on deferred tax assets by approximately ($7,967,000), $4,197,000 and $3,177,000 in 2009, 2008 and 2007, respectively.  The decrease in the valuation allowance for the year ended December 31, 2009 relates to reduced deferred tax assets available to the Company due to the expiration of Federal NOLs and tax credits, the liquidation of the Israeli operation (and the resulting loss of those NOLs), the sale of NJ NOLs (discussed in the following paragraph), and a remeasurement in the amount of future compensation deductions on expired/cancelled options and stock awards. A substantial portion of the 2008 and 2007 increases relates to the valuation allowances established on current years’ NOLs.

In 2009, 2008, and 2007, the Company sold $49,707,690, $15,290,510 and $12,136,911, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2009, 2008, and 2007, net of commissions, were $3,914,481, $1,204,126 and $955,782, respectively, and such amounts were recorded as a tax benefit in the accompanying statements of operations. The State renews the Program annually and currently limits the aggregate proceeds to $60,000,000. We cannot be certain if we will be able to sell any of our remaining or future New Jersey loss carryforwards or tax credits under the Program.

For 2009, 2008 and 2007, the Company’s recorded tax benefit differs from the benefit calculated by applying the statutory U.S. Federal income tax rate due to the valuation allowances established on deferred tax assets in those periods and non-deductible charges offset by the aforementioned tax benefits from the sale of New Jersey NOLs.

At December 31, 2009 and 2008, the Company’s deferred tax assets are comprised of the following:

	2009	2008
Domestic NOLs	$73,004,000	$79,876,000
Israeli NOLs	-	827,000
Research and Development Credit Carryforwards	7,380,000	6,990,000
Accrued expenses, compensation and other	664,000	1,322,000
Net Deferred Tax Assets	81,048,000	89,015,000
Valuation allowance	(81,048,000)	(89,015,000)
	$-	$-

Pharmos Corporation
Notes to Consolidated Financial Statements

At December 31, 2009 the Company had net operating losses of approximately $206 million and $52 million for U.S and New Jersey tax return purposes, respectively. Of these amounts, approximately $60 million and $42 million, respectively, relate to Vela’s results of operations prior to the acquisition. Management believes that Vela’s State of New Jersey NOL will not qualify to be available for sale under the Program.  Net operating losses for Israel tax return purposes approximated $ 0 and $3 million at December 31, 2009 and 2008, respectively, as the Company is currently in the final stages of a voluntary liquidation of its operations in Israel. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that may be subject to annual limitations on utilization. The remaining U.S. NOLs begin to expire in 2010 and continue to expire through 2029.

The Vela acquisition has been regarded as tax free reorganization, although no assurances can be given to this treatment, within the meaning of Section 368(a) of the Internal Revenue Code.

At December 31, 2009 the Company had 2008, 2007 and 2006 tax returns that remain open and are subject to audit.

12.	Commitments and Contingencies

Leases

The Company leases research and office facilities in Israel and New Jersey.  The facilities in Israel were used in the operation of the Company’s research and development activities.

All of the leases described above call for base rentals, payment of certain building maintenance costs (where applicable) and future increases based on the consumer price indices.

At December 31, 2009, the future gross minimum lease commitments with respect to non-cancelable operating leases (including office and equipment leases) with initial terms in excess of one year are as follows:

Lease Commitments
2010	$45,945
2011	-
2012	-
2013	-
2014	-
$45,945

Rent expense during 2009, 2008 and 2007 amounted to $182,314, $252,469 and $447,316, respectively. In 2009, 2008 and 2007, rent expense is net of sublease income of $37,466, $140,347 and $100,713, respectively. A sublease agreement expired on March 31, 2007 and was at an annual rate of $97,630.  A second sublease entered into March 2006 is for $37,466 annually and expired on December 2009.

Consulting contracts and employment agreements

In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

Pharmos Corporation
Notes to Consolidated Financial Statements

13.	Fair Value Measurements

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $400,000 at December 31, 2009.  In determining the fair value the Company used level 3 inputs (unobservable) rate of 35%. Management used a discount rate they believe was most relevant given the business risks described in Note 2 of the financial statements and because they have been unable to raise third party financing during the past several years.

14.	Employee Benefit Plans

The Company has a 401-K defined contribution profit-sharing plan covering its’ U.S. employees.  Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $16,251, $19,075 and $39,204 in 2009, 2008 and 2007, respectively.

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

Geographic information for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Net loss
United States	$(2,913,759)	$(10,286,538)	$(15,553,864)
Israel	(140,575)	197,132	(71,961)
	$(3,054,334)	$(10,089,406)	$(15,625,825)
Total assets
United States	$4,669,681	$5,417,338	$10,827,747
Israel	19,341	554,826	1,547,212
	$4,689,022	$5,972,164	$12,374,959
Long lived assets, net
United States	$1,379	$9,692	$18,280
Israel	-	-	406,178
	$1,379	$9,692	$424,458
Capital expenditures, net
United States	$-	$1,730	$9,100
Israel	-	-	167,492
	$-	$1,730	$176,592

Pharmos Corporation
Notes to Consolidated Financial Statements

16.	Quarterly Information (Unaudited)

Year ended
December 31, 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating Expenses2	$3,531,295	$1,631,580	$1,391,610	$(407,101)
Gain or (loss) from Operations	(3,531,295)	(1,631,580)	(1,391,610)	407,101
Other income (loss)	(147,157)	(618,920)	(25,697)	(29,657)
Net gain or (loss)1	$(3,678,452)	$(2,250,500)	$(1,417,307)	$4,291,925
Net gain or (loss) per share - basic and diluted*	$(.14)	$(.05)	$(.02)	$.07

Year ended
December 31, 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating Expenses	$3,609,710	$2,613,967	$2,760,493	$2,116,014
Loss from Operations	(3,609,710)	(2,613,967)	(2,760,493)	(2,116,014)
Other income (loss)	14,827	(53,591)	(83,859)	(70,725)
Net loss1	$(3,594,883)	$(2,667,558)	$(2,844,352)	$(982,613)
Net loss per share - basic and diluted*	$(.14)	$(.10)	$(.11)	$(.04)

*The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

1.	Includes the sale of the NJ Net Operating Losses in the fourth quarters of 2009 and 2008 of $3,914,481 and $1,204,126, respectively.
2.
As further described in Note 5, the Company recorded a charge for $1,000,000 relating to a Vela milestone in the first quarter of 2009. A reassessment of this milestone in the fourth quarter determined that the milestone no longer met the probability criteria to be recorded and the charge was reversed in the fourth quarter 2009. There was no impact on the full year.