Form 10-K/A
period 2009-12-31
PHARMOS CORP
filed 2010-03-04
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 3, 2010, the Registrant had outstanding 59,438,213 shares of its $.03 par value Common Stock.

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

The high and low sales prices for the Common Stock from January 1, 2010 through March 1, 2010 were $.11 and $.07, respectively.  The closing price on March 1, 2010 was $.08.

On February 11, 2010, there were approximately 296 record holders of the Common Stock of the Company and approximately 10,401 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in “street name”.

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

The Company has evaluated events and transactions that occurred between December 31, 2009 and March 3, 2010, which is the date the financial statements were issued, for possible disclosure and recognition in the financial statements.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of March 3, 2010, except as set forth in the footnotes, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company’s Stock, (ii) each of the Company’s executive officers and Directors, and (iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person’s name.
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

* Less than 1%.

(1)
Based on 59,438,213 shares of common stock outstanding as of March 3, 2010, plus each individual’s warrants or options which are either currently exercisable or will be exercisable within 60 days of the date set forth above.  Assumes that no other individual will exercise any warrants and/or options.

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

Date: March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ S. Colin Neill
S. Colin Neill	President and Chief Financial Officer	March 3, 2010
(Principal Financial and Accounting Officer)

/s/ Srinivas Akkaraju
Srinivas Akkaraju, MD, Ph.D	Director	March 3, 2010

/s/ Anthony B. Evnin
Anthony B. Evnin, Ph.D	Director	March 3, 2010

/s/ Charles W. Newhall, III
Charles W. Newhall, III	Director	March 3, 2010

Pharmos Corporation
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated balance sheets as of December 31, 2009 and 2008	F-4
Consolidated statements of operations for the years ended
December 31, 2009, 2008 and 2007	F-5
Consolidated statements of changes in shareholders’ equity
for the years ended December 31, 2009, 2008 and 2007	F-6
Consolidated statements of cash flows for the years ended
December 31, 2009, 2008, and 2007	F-7
Notes to consolidated financial statements	F-8

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

Pharmos Corporation
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(3,054,334)	$(10,089,406)	$(15,625,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,314	106,236	235,134
Provision for severance pay	-	(358,706)	(961,918)
Change in the value of warrants	-	-	(11,435)
Amortization of deferred financing fees	32,432	-	-
Non cash debt conversion expense	596,104	-	-
Share-based compensation	175,438	286,382	1,182,441
Debenture interest paid in common stock	130,403	159,578	-
Milestone paid in common shares	180,000	-	-
Gain on disposition of fixed assets	-	(213,677)	(12,383)
Changes in operating assets and liabilities:
Research and development grants receivable	-	3,859	294,006
Prepaid expenses and other current assets	656,228	(454,713)	199,473
Other assets	-	(6,806)	(111,474)
Accounts payable	(810,249)	115,198	105,576
Accrued expenses	(265,585)	210,726	(484,846)
Accrued wages and other compensation	108,000	(718,995)	(196,577)
Other liabilities	(44,316)	(7,572)	(25,794)
Net cash used in operating activities	(2,287,565)	(10,967,896)	(15,413,622)

Cash flows from investing activities
Purchases of fixed assets	-	(1,730)	(176,592)
Proceeds from disposition of fixed assets	367,994	153,937	122,839
Purchase of short-term investments	-	-	(6,933,488)
Proceeds from sale of short-term investments	-	3,686,568	16,419,593
Severance pay funding	-	264,934	710,876
Decrease (increase) in restricted cash	38,998	112,728	(4,878)
Net cash provided by investing activities	406,992	4,216,437	10,138,350

Cash flows from financing activities
Proceeds from issuance of common stock and warrants net	1,779,777	-	-
Proceeds from issuance of convertible debentures	-	4,000,000	-
Net cash provided by financing activities	1,779,777	4,000,000	-

Net decrease in cash and cash equivalents	(100,796)	(2,751,459)	(5,275,272)

Cash and cash equivalents at beginning of year	4,730,282	7,481,741	12,757,013

Cash and cash equivalents at end of year	$4,629,486	$4,730,282	$7,481,741

Supplemental information:
Interest paid	-	$53,201	-
Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for accrued interest as of December 2008	$201,667	-	-
Common stock issued for 2009 debenture interest	$130,403	-	-
Write off of deferred financing fees with conversion of debentures	$78,382	-	-
Conversion of debentures to common stock	$3,000,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.	The Company

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

Pharmos Corporation
Notes to Consolidated Financial Statements

The Company has evaluated events and transactions that occurred between December 31, 2009 and March 3, 2010, which is the date the financial statements were issued, for possible disclosure and recognition in the financial statements.

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