Form 10-Q
period 2010-03-31
PHARMOS CORP
filed 2010-05-12
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of May 5, 2010, the Registrant had outstanding 59,438,214 shares of its $.03 par value Common Stock.

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
Condensed Consolidated Balance Sheets
	March 31, 2010	December 31, 2009
Assets	(Unaudited)
Cash and cash equivalents	$3,884,487	$4,629,486
Prepaid expenses and other current assets	108,189	25,678
Total current assets	3,992,676	4,655,164

Fixed assets, net	914	1,379
Other assets	29,105	32,479

Total assets	$4,022,695	$4,689,022

Liabilities and Shareholders’ Equity
Accounts payable	$76,989	$73,717
Accrued expenses	68,704	148,414
Accrued wages and other compensation	-	195,000
Total current liabilities	145,693	417,131

Convertible debentures	1,000,000	1,000,000
Total liabilities	1,145,693	1,417,131

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 shares
authorized, 59,438,214 and 59,291,154 issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively	1,783,147	1,778,735
Paid-in capital in excess of par	211,393,751	211,301,675
Accumulated deficit	(210,299,470)	(209,808,093)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	2,877,002	3,271,891

Total liabilities and shareholders' equity	$4,022,695	$4,689,022

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PHARMOS CORPORATION (Unaudited) Condensed Consolidated Statements of Operations

	Three months ended March 31,

	2010	2009
Expenses
Research and development	$122,995	$2,014,420
In–process research and development milestone	-	1,180,000
General and administrative	339,314	334,749
Depreciation and amortization	465	2,126
Total operating expenses	462,774	3,531,295

Loss from operations	(462,774)	(3,531,295)

Other (expense) income
Interest income	287	5,286
Interest expense	(28,374)	(119,838)
Other income (expense)	(516)	(32,605)
Other expense	(28,603)	(147,157)

Net loss	$(491,377)	$(3,678,452)

Net loss per share
- basic and diluted	$(0.01)	$(0.14)

Weighted average shares outstanding
- basic and diluted	58,210,866	26,697,649

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(491,377)	$(3,678,452)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465	2,126
Stock based compensation	46,487	26,977
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(82,511)	13,973
Other assets	3,374	12,825
Accounts payable	3,273	250,981
Accrued expenses	(29,710)	290,390
Accrued wages and other compensation	(195,000)	(69,000)
Milestone payable	-	1,000,000
Other liabilities	-	(11,071)

Net cash used in operating activities	(744,999)	(2,161,251)

Cash flows from investing activities
Proceeds from disposition of fixed assets	-	367,994

Net cash provided by investing activities	-	367,994

Net decrease in cash and cash equivalents	(744,999)	(1,793,257)

Cash and cash equivalents at beginning of year	4,629,486	4,730,282

Cash and cash equivalents at end of period	$3,884,487	$2,937,025

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for accrued interest	$50,000	$201,667

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The December 31, 2009 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

Although the Company received $3.9 million in December 2009 from the sale of their state NOL’s and has approximately $3.9 million of cash at March 31, 2010, the Company’s ultimate ability to continue operating in the long term is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compound.

1.  The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company engaged in the discovery and development of novel therapeutics to treat a wide range of diseases of the nervous system.

The Company is not currently pursuing any clinical development activities. With limited cash resources, the strategy is to seek a pharmaceutical partner with the appropriate GI clinical, scientific and financial resources for further development of Dextofisopam.

Dextofisopam

Dextofisopam is Pharmos’ lead product for diarrhea predominant irritable bowel syndrome (IBS-d). Data from both a Phase 2a Proof-of-Concept study and a Phase 2b Dose-Ranging study strongly support the efficacy of the molecule at the 200 mg BID dosage level.  Importantly, in both of these studies, dextofisopam was very well-tolerated.

While IBS is not a life threatening disease, it can be debilitating and represents a large unmet medical need. Previously approved treatments for IBS include Lotronex from GSK and Zelnorm from Novartis, both of which were both withdrawn after highly successful market launches because of unexpected serious side effects. Lotronex was subsequently relaunched, but with a black box warning label. Dextofisopam is an enantiomer of racemic tofisopam, a drug that has been used safely for over 30 years, and has exhibited an excellent safety profile in clinical trials to date.

Pharmos, together with Vela Pharmaceuticals (Vela) which merged with Pharmos in 2006, has advanced the compound through Phase 2b. The placebo-controlled Phase 2a trial (N=141) studied a 200mg dose of Dextofisopam and produced statistically significant results that formed the basis for a Phase 2b clinical trial.

The Phase 2b trial (N=324) studied 100 mg, 200 mg and 300 mg doses of Dextofisopam.  While the Phase 2b trial did not meet its primary endpoint (percent of weeks with overall adequate relief) with statistical significance, the trial clearly showed drug activity, especially at the 200 mg dose level, confirming the efficacy in the Phase 2a trial. Statistical significance was achieved in multiple variables in month 3, including overall relief. Statistical significance for the primary endpoint was not achieved because of a much higher than expected placebo response rate in the 2b trial, compared with the 2a trial. This higher-than-expected placebo-response may have been largely due to the inclusion of multiple active treatment arms in the study.  The addition of sites and change in CRO during the course of the Phase 2b trial may also have been a factor in the higher placebo response.

Taken together, the results of the Phase 2a and Phase 2b trials make a compelling argument for further development of Dextofisopam for the treatment of IBS-d. The drug shows strong signals for activity, and appears to be very well-tolerated. Pharmos considers that the next development step will be to conduct a Phase 2c clinical trial.

Cannabinoid

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

Tianeptine

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

Tofisopam

The Company owns the rights to both R and S Tofisopam. Dextofisopam is the R enantiomer of racemic tofisopam and is being developed for IBS as described above. In December 2009 the Company entered into a Material Transfer Agreement with a US based company to perform certain experiments with S-Tofisopam.

The Company has corporate offices in Iselin, New Jersey.

2.  Liquidity and Business Risks

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $210.3 million as of March 31, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income.  Although the Company received $3.9 million in December 2009 from the sale of their NOL’s and had approximately $3.9 million of cash and cash equivalents at March 31, 2010, the Company’s ultimate ability to continue in the long term is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets. The Company has engaged an investment advisor to assist with these strategies but has not been successful to date.  The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

Also, the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam. Nevertheless the Company is exploring the feasibility of smaller trials using Dextofisopam in other therapeutic indications or commencing pre-clinical development on its other intellectual property assets which could further reduce the Company’s current resources.

3.  Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd and Vela Acquisition Corp.  All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Cash and Cash Equivalents as of March 31, 2010 consist primarily of a money market fund invested in short term government obligations.

Concentration of Credit Risk

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

In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. There were no uncertain tax positions at March 31, 2010 or December 31, 2009, as the Company’s tax positions for the open years meet the recognition thresholds of more likely than not to be sustained upon examination.

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

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $400,000 at March 31, 2010.  In determining the fair value the Company used a level 3 inputs (unobservable) rate of 35%. Management used a discount rate they believe was most relevant given the business risks described in Note 2 of the financial statements and because they have been unable to raise third party financing during the past several years.

Equity based compensation

During the three months ended March 31, 2010 and 2009, the Company recognized equity based compensation expense of $46,487 and $26,977, respectively, for restricted stock and stock options which was recognized in the Consolidated Statement of Operations. As of March 31, 2010, the total compensation costs related to non-vested stock options not yet recognized is $190,454 and the Executive Chairman of the Board Robert Johnston’s restricted stock charges are $203,500 which will be recognized over the remaining requisite service period.

During the three months ended March 31, 2010 and 2009, executive and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

March 31, 2010	70,000	$0.08	$0.07
March 31, 2009	65,000	$0.14	$0.10

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2010 financial statement presentation.

Recent Accounting Pronouncements

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

The Debentures mature the earlier of November 1, 2012 or the sale of the Company. The Debentures, together with all accrued and unpaid interest thereon, may be repaid, without premium or penalty, commencing on November 1, 2011. Starting on November 1, 2009, any outstanding Debenture may be converted into common shares at the option of the holder. The conversion price is fixed equal to $0.70 per share. The Debentures bear interest at the rate of 10% per annum, payable semi-annually either in cash or common stock of the Company at the option of the Company, provided that an effective registration statement is in effect.

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

In the first quarter of 2010, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the fourth interest payment date, January 15, 2010, in common stock to the remaining debenture holder. The dollar amount of interest incurred from July 15, 2009 to January 15, 2010 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

5.  Milestone Commitments

In 2006, the Company acquired Vela, which had a Phase II product candidate, Dextofisopam, in development to treat IBS. The Company has dedicated substantial resources to advance clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction.

The Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of Dextofisopam, aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. None of the conditions requiring issuance of these contingent shares or funding these payments were met at December 31, 2009 and March 31, 2010 except for a $1.0 million milestone payment made by Pharmos due upon the study’s commencement which was paid in 2008.

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

(1) The milestone was reached when the final patient was enrolled in the Dextofisopam Phase 2b trial and was recognized in the first quarter of 2009 as all probability criteria were met. The milestone had two components, a cash portion of $1,000,000 and a share portion of 2,000,000 shares valued at $180,000.  The total charge in the first quarter 2009 was $1,180,000. The shares were issued in November 2009 under the terms of the Amendment #3 to the agreement and plan of merger. Under that amendment the payment of the cash portion was deferred until such time as 1) the Company successfully entered into a strategic collaboration or licensing agreement with a third party for the development of Dextofisopam resulting in an upfront cash fee of at least $10 million, and 2) payment of the cash milestone would still leave the Company with one year’s operating cash.

The results of the Phase 2b trial were announced in September 2009 and reported that while there was clearly drug activity, the trial did not achieve its primary endpoints. Cowen and Company were subsequently engaged to help the Company achieve a pharmaceutical partnership. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. The cash portion that was expensed in Q1 2009 was reversed in Q4 2009 since it is not deemed probable that the amended terms would be achieved. Since the trial results were not successful, no other milestones have been achieved.

6.  Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending March 31, 2010 and 2009, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	March 31,
	2010	2009

Stock options	3,579,155	2,678,555
Convertible debentures	1,428,571	5,714,286
Restricted stock	1,200,000	-
Warrants	18,000,000	-

Total potential dilutive securities not included in loss per share	24,207,726	8,392,841

7.  Common Stock Transactions

In the first quarter of 2010, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the fourth interest payment date, January 15, 2010, in common stock to the remaining debenture holder. The dollar amount of interest incurred from July 15, 2009 to January 15, 2010 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

On May 11, 2009, Robert Johnston, the Executive Chairman, was awarded 1,200,000 shares of restricted stock. 300,000 of such shares become vested and free from a risk of forfeiture on the first anniversary of the date hereof, and the remaining 900,000 shares shall become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be recorded as compensation expense. In the first quarter of 2010, the Company expensed $16,500 for Mr. Johnston’s restricted stock.

As of March 31, 2010, the Company had reserved 3,579,155 common stock shares for outstanding stock options.  There were 18,000,000 outstanding warrants as of March 31, 2010.

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

Geographic information for the three months ending March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009
Net (loss) income
United States	$(490,861)	$(3,612,693)
Israel	(516)	(65,759)
	$(491,377)	$(3,678,452)

Capital Expenditures
United States	$-	$-
Israel	-	-
	$-	$-

Geographic information as of March 31, 2010 and December 31, 2009 are as follows:

Total Assets	March 31, 2010	December 31, 2009
United States	$4,003,870	$4,669,681
Israel	18,825	19,341
	$4,022,695	$4,689,022

Long Lived Assets, net
United States	$914	$1,379
Israel	-	-
	$914	$1,379

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains information that may constitute "forward-looking statements."  The use of words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.  As and when made, we believe that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our company's historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2009 and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Executive Summary of  2010 Strategy and Operating Plan

The Company is not currently pursuing any clinical development activities. With limited cash resources, the strategy is to seek a pharmaceutical partner with the appropriate GI clinical, scientific and financial resources for further development of Dextofisopam.

The focus of the Company during the quarter has been to present the Dextofisopam for IBS opportunity to potential pharmaceutical company partners with the assistance of our investment bank. We believe that the next development step is to conduct a Phase 2c clinical trial. As this may cost as much as $ 8 million we need a partner. Concurrently with seeking a pharmaceutical partner, we continue to seek venture capital firms.

Dextofisopam is Pharmos’ lead product for diarrhea predominant irritable bowel syndrome (IBS-d). Data from both a Phase 2a Proof-of-Concept study and a Phase 2b Dose-Ranging study strongly support the efficacy of the molecule at the 200 mg BID dosage level.  Importantly, in both of these studies, dextofisopam was very well-tolerated.

While IBS is not a life threatening disease, it can be debilitating and represents a large unmet medical need. Previously approved treatments for IBS include Lotronex from GSK and Zelnorm from Novartis, both of which were both withdrawn after highly successful market launches because of unexpected serious side effects. Lotronex was subsequently relaunched, but with a black box warning label. Dextofisopam is an enantiomer of racemic tofisopam, a drug that has been used safely for over 30 years, and has exhibited an excellent safety profile in clinical trials to date. Unlike Lotronex and Zelnorm, which are serotonergic (5-HT) drugs, Dextofisopam structurally is a homophthalazine, Dextofisopam binds with high specificity to a unique class of receptors in the brain, namely 2,3-benzodiazepine receptors. These receptors are found principally in the hypothalamus, an area of the brain controlling autonomic function.  Importantly, when Dextofisopam binds to these receptors, it decreases stimulated autonomic activity without affected basal autonomic activity.  In this manner, Dextofisopam “normalizes” aberrant GI function typical of IBS-d, without causing constipation. While Dextofisopam does have a benzodiazepine-like structure, its ring-structure is unique and atypical, making Dextofisopam non-sedating and non-addicting.

Pharmos, together with Vela Pharmaceuticals which merged with Pharmos in 2006, has advanced the compound through Phase 2b. The placebo-controlled Phase 2a trial (N=141) studied a 200mg dose of Dextofisopam and produced statistically significant results that formed the basis for a Phase 2b clinical trial.

The Phase 2b trial (N=324) studied 100 mg, 200 mg and 300 mg doses of Dextofisopam.  While the Phase 2b trial did not meet its primary endpoint (percent of weeks with overall adequate relief) with statistical significance, the trial clearly showed drug activity, especially at the 200 mg dose level, confirming the efficacy seen in the Phase 2a trial. Statistical significance was achieved in multiple variables in month 3, including overall relief.  The Phase 2b trial had a higher placebo response rate than the Phase 2a trial which may be one of the reasons the Phase 2b trial did not achieve statistical significance for the primary endpoint of overall adequate relief. This higher-than-expected placebo-response may have been largely due to the inclusion of multiple active treatment arms in the study.  The addition of sites and change in CRO during the course of the Phase 2b trial may also have been a factor in the higher placebo response.

Taken together, the results of the Phase 2a and Phase 2b trials make a compelling argument for further development of Dextofisopam for the treatment of IBS-d. The drug shows strong signals for activity, and appears to be very well-tolerated. Pharmos considers that the next development step will be to conduct a Phase 2c clinical trial.

In addition to seeking to achieve a partnership with a pharmaceutical firm and /or raise additional capital, the Company is exploring the feasibility of smaller trials using Dextofisopam in other therapeutic indications or commencing pre-clinical development on its other intellectual property assets which could further reduce the Company’s current resources.

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

The results for the three months ended March 31, 2010 and 2009 were a net loss of $0.5 million and $3.7 million.  On a loss per share basis, this equates to $(0.01) and $(0.14) for the quarters ended March 31, 2010 and 2009, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $210.3 million as of March 31, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income.

Results of Operations
Three Months ended March 31, 2010 and 2009

Total operating expenses for the first quarter of 2010 decreased by $3,068,521 or 87%, from $3,531,295 in 2009 to $462,774 in 2010.

Research & development expenses decreased by $1,891,425 or 94% from $2,014,420 in 2009 to $122,995 in 2010, related to the Company’s completion of the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs.  The decline reflects decreases in virtually every research and development expense category. The primary reductions include a $1,752,000 reduction in clinical studies, a $57,000 reduction in consultant and professional fees, a $43,000 reduction in various other areas and a $39,000 reduction in payroll. The decrease in these costs, reflect the fact that the Dextofisopam trial is complete.

In 2009, the Company completed a Phase 2b trial of its lead compound, Dextofisopam. The Phase 2b trial was fully enrolled on April 9, 2009 at 324 patients. All patients in the trial completed treatment in July of 2009 and top line clinical data was released in September 2009. The results of the Dextofisopam Phase 2b clinical trial were announced on September 14, 2009. The trial did not meet the primary endpoints for any of the three drug dose arms and therefore the trial did not meet the definition of a successful trial. On October 21, 2009 the Company announced that it had engaged Cowen and Company as advisors to assist with accelerating a partnership arrangement for Dextofisopam. In the first quarter of 2010 costs of $30,000 were incurred during the quarter in connection with the Dextofisopam trial, consisting of certain consulting and professional fees.

In process research and development costs which were related to the Vela milestone decreased by $1,180,000 from $1,180,000 in 2009 to $0 in 2010. On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $1,180,000 was reflected in the 1Q 2009 results. The payment of the cash portion of the milestone was deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. As noted in Commitments and Contingencies below, the $1 million cash expense was reversed in 4Q 2009.

General and administrative expenses for the first quarter of 2010 increased by $4,565, or 1%, from $334,749 in 2009 to $339,314 in 2010. The primary reductions are a $59,000 reduction in consultant and professional fees and an $11,000 reduction in various facility related expenses. This is offset by an increase of $74,000 in salaries and benefits, the majority of which results from higher stock compensation in 2010 and a non cash bonus reversal in 2009. Professional and accounting fees have decreased as a result of reduced accounting fees. The decrease in the facility related expenses were a combination of all expense items and overall was not a significant reduction. The increase in payroll costs in 2010 reflects higher stock compensation costs and a reversal of the 2008 bonus accrual in the first quarter of 2009, as it was not paid.

Depreciation and amortization expenses decreased by $1,661, or 78%, from $2,126 in 2009 to $465 in 2010. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2008 restructuring plans.

Other expense net, decreased by $118,554 from $147,157 in other expense in 2009 to $28,603 in other expense in 2010. The decrease is related to a $91,464 reduction in interest expense attributable to reduced debenture interest and a $32,089 decrease in translation gains and losses that were recorded at our Rehovot location in 2009. This was offset by the decreased interest income of $4,999 from a decline in cash and cash equivalents. In the first quarter of 2010 the Company recorded $28,374 in interest expense related to the remaining of $1,000,000 in convertible debentures issued on January 3, 2008.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2010 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $210.3 million at March 31, 2010. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company's working capital, cash and cash equivalents and convertible debentures on March 31, 2010, and on December 31, 2009:

	March 31, 2010	December 31, 2009

Working capital	$3,846,983	$4,238,033

Cash and cash equivalents	$3,884,487	$4,629,486

Convertible Debenture – due 2012	$1,000,000	$1,000,000

Current working capital position

As of March 31, 2010, the Company had working capital of $3.8 million consisting of current assets of $4.0 million and current liabilities of $0.2 million. This represents a decrease of $0.4 million from its working capital of $4.2 million on current assets of $4.6 million and current liabilities of $0.4 million as of December 31, 2009. This decrease in working capital of $0.4 million was principally associated with the funding of research and development and general and administrative activities.

Current and future liquidity position

At March 31, 2010 the Company had approximately $3.9 million of cash and cash equivalents, which at current operating levels should be sufficient to continue operations at least through December 31, 2011. However, the Company’s ability to operate in the long term is largely dependent upon achieving a pharmaceutical partnership for the advancement of its lead compound, Dextofisopam for the treatment of IBS. Further, the Company may embark on smaller clinical trials, the expense of which would reduce cash resources available.

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

Cash

At March 31, 2010, cash and cash equivalents totaled $3.9 million. At December 31, 2009 cash and cash equivalents totaled $4.6 million. This net decrease in cash of $0.7 million was due primarily to spending for normal operating requirements. The cash and cash equivalents will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first three months of 2010 was $0.7 million compared to net cash used of $2.2 million for the first three months of 2009.  The decrease reflects the decline in operating expenses.  In addition, a greater portion of the cash was utilized for G&A spending rather than on R&D spending in 2010 as compared to 2009 which reflects the focus of expenditures on the G&A as we look for a partnership or licensing deal for a future Dextofisopam clinical trial.

Investing activities

Net cash provided by investing activities were zero in 2010 while in 2009, the Company had proceeds from the disposition of fixed assets in its Israel operations of $368,000.

Commitment and Contingencies

As of March 31, 2010, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Undetermined
Operating leases	$21,600	$21,600	$-	$-	$-
Convertible debenture	1,000,000	-	1,000,000	-	-
Convertible debenture interest	258,333	100,000	158,333	-	-
Total	$1,279,933	$121,600	$1,158,333	$-	$-

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

(1) The milestone was reached when the final patient was enrolled in the Dextofisopam Phase 2b trial and was recognized in the first quarter of 2009 as all probability criteria were met. The milestone had two components, a cash portion of $1,000,000 and a share portion of 2,000,000 shares valued at $180,000.  The total charge in the first quarter 2009 was $1,180,000. The shares were issued in November 2009 under the terms of the Amendment #3 to the agreement and plan of merger. Under that amendment the payment of the cash portion was deferred until such time as 1) the Company successfully entered into a strategic collaboration or licensing agreement with a third party for the development of Dextofisopam resulting in an upfront cash fee of at least $10 million, and 2) payment of the cash milestone would still leave the Company with one year’s operating cash.

The results of the Phase 2b trial were announced in September 2009 and reported that while there was clearly drug activity, the trial did not achieve its primary endpoints. Cowen and Company were subsequently engaged to help the Company achieve a pharmaceutical partnership. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. The cash portion was also expensed in Q1 2009 but was reversed in Q4 2009 since it is not deemed probable that the amended terms would be achieved. Since the trial results were not successful, no other milestones have been achieved.

New accounting pronouncements

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

Item 4.       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer and several other members of Pharmos' senior management at March 31, 2010. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of March 31, 2010, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $3.9 million as of March 31, 2010, will be sufficient to support our currently planned continuing operations through at least December 31, 2011. Without additional financing, there is substantial doubt about our ability to continue as a going concern.   The Company is actively seeking to sell non-core assets.  Should we be unable to raise adequate financing or generate revenue in the future, our operations will need to be scaled back or discontinued.

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

3.9	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Date: May 12, 2010
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)