Form 10-Q
period 2010-06-30
PHARMOS CORP
filed 2010-08-04
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of August 4, 2010, the Registrant had outstanding 59,585,273 shares of its $.03 par value Common Stock.

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
Condensed Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
Assets	(Unaudited)	(Unaudited)
Cash and cash equivalents	$3,554,602	$4,629,486
Prepaid expenses and other current assets	88,352	25,678
Total current assets	3,642,954	4,655,164

Fixed assets, net	2,194	1,379
Other assets	26,176	32,479

Total assets	$3,671,324	$4,689,022

Liabilities and Shareholders’ Equity
Accounts payable	$68,560	$73,717
Accrued expenses	112,963	148,414
Accrued wages and other compensation	-	195,000
Total current liabilities	181,523	417,131

Convertible debenture	1,000,000	1,000,000
Total liabilities	1,181,523	1,417,131

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 shares
authorized, 59,438,214 and 59,291,154 issued and outstanding as of
June 30, 2010 and December 31, 2009, respectively	1,783,146	1,778,735
Paid-in capital in excess of par	211,438,531	211,301,675
Accumulated deficit	(210,731,450)	(209,808,093)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	2,489,801	3,271,891

Total liabilities and shareholders' equity	$3,671,324	$4,689,022

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PHARMOS CORPORATION (Unaudited) Condensed Consolidated Statements of Operations
Three months ended June 30,	Six months ended June 30,

	2010	2009	2010	2009
Expenses
Research and development	$103,362	$1,204,657	$226,358	$3,219,077
In–process research and development Vela milestone	-	-	-	1,180,000
General and administrative	300,492	424,796	639,806	759,545
Depreciation and amortization	185	2,127	650	4,253
Total operating expenses	404,039	1,631,580	866,814	5,162,875

Loss from operations	(404,039)	(1,631,580)	(866,814)	(5,162,875)

Other (expense) income
Debt conversion expense	-	(596,104)	-	(596,104)
Interest income	342	2,087	629	7,373
Interest expense	(27,929)	(47,092)	(56,303)	(166,930)
Other income (expense)	(353)	22,189	(869)	(10,416)
Other expense, net	(27,940)	(618,920)	(56,543)	(766,077)

Net loss	$(431,979)	$(2,250,500)	$(923,357)	$(5,928,952)

Net loss per share
- basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.16)

Weighted average shares outstanding
- basic and diluted	58,400,211	49,215,356	58,306,062	38,018,706

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(923,357)	$(5,928,952)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650	4,253
Non cash debt conversion expense	-	596,104
Amortization of deferred financing fees	6,303	24,430
Debenture interest paid in common stock	45,833	80,403
Stock based compensation	91,267	65,585
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(62,674)	261,558
Accounts payable	(5,157)	(491,461)
Accrued expenses	(31,284)	442,341
Accrued wages and other compensation	(195,000)	(51,000)
Milestone payable	-	1,000,000
Other liabilities	-	(22,142)

Net cash used in operating activities	(1,073,419)	(4,018,881)

Cash flows from investing activities
Purchases of fixed assets	(1,465)	-
Proceeds from disposition of fixed assets	-	367,994

Net cash (used in) provided by investing activities	(1,465)	367,994

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	-	1,779,777

Net cash provided by financing activities	-	1,779,777

Net decrease in cash and cash equivalents	(1,074,884)	(1,871,110)

Cash and cash equivalents at beginning of year	4,629,486	4,730,282

Cash and cash equivalents at end of period	$3,554,602	$2,859,172

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for accrued interest	$50,000	$201,667
Write off of deferred financing fees with conversion of debentures	$-	$78,382
Conversion of debentures to common stock	$-	$3,000,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three and six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The December 31, 2009 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

At June 30, 2010, the Company had $3.6 million in cash which at the current burn rate should be sufficient until at least December 31, 2011. However, the Company’s ultimate ability to continue operating in the long term is largely dependent upon achieving a collaboration agreement with a pharmaceutical partner or raising additional capital to advance its compounds (see note 2).

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

Dextofisopam – for irritable bowel syndrome

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

Cannabinoid – program for neuropathic pain

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

Tianeptine – for irritable bowel syndrome

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

Tofisopam – other therapeutic indicators

The Company owns the rights to both R and S Tofisopam. Dextofisopam is the R enantiomer of racemic tofisopam and is being developed for IBS as described above. The Company is also exploring the potential of S-Tofisopam, an enantiomer of racemic tofisopam, in several indications in which it has shown signals of activity in prior clinical trials or preclinical models.

The Company has corporate offices in Iselin, New Jersey.

2. Liquidity and Business Risks

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $210.7 million as of June 30, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. At June 30, 2010, the Company had $3.6 million in cash which at the current burn rate should be sufficient until at least December 31, 2011. However, the Company’s ultimate ability to continue operating in the long term is largely dependent upon achieving collaboration with a pharmaceutical partner or raising additional capital to advance its compounds. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

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

Cash and Cash Equivalents

Cash and Cash Equivalents as of June 30, 2010 consist primarily of a money market fund invested in short term government obligations.

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

In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. There were no uncertain tax positions at June 30, 2010 or December 31, 2009, as the Company’s tax positions for the open years meet the recognition thresholds of more likely than not to be sustained upon examination.

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

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $400,000 at June 30, 2010.  In determining the fair value the Company used a level 3 input (unobservable) discount rate of 35%. Management used a discount rate they believe was most relevant given the business risks described in Note 2 of the financial statements and because they have been unable to raise third party financing during the past several years.

Equity based compensation

During the six months ended June 30, 2010 and 2009, the Company recognized equity based compensation expense of $91,267 and $65,585, respectively, for restricted stock and stock options which was recognized in the Consolidated Statement of Operations. As of June 30, 2010, the total compensation costs related to non-vested stock options not yet recognized is $162,174 and the Executive Chairman of the Board Robert Johnston’s restricted stock charges are $187,000 which will be recognized over the remaining requisite service period.

During the six months ended June 30, 2010 and 2009, executive and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value
June 30, 2010	70,000	$0.08	$0.07
June 30, 2009	975,000	$0.21	$0.17

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

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition ("ASU 2010-17"). ASU 2010-17, updates guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate with the scope of Codification Subtopic 605 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus to ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone period. This new approach is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations as there are not currently any milestones that will be achieved.

Subsequent Events

In the third quarter of 2010, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the fifth interest payment date, July 15, 2010, in common stock to the remaining debenture holder. The dollar amount of interest incurred from January 15, 2010 to July 15, 2010 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

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

A registration statement covering the resale of the shares underlying the debenture held by one of the four debenture holders, Lloyd I. Miller, III, was declared effective in February 2010.

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

The Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of Dextofisopam, aggregating up to an additional $8 million in cash and the issuance of up to an additional 13,500,000 shares of Pharmos common stock. None of the conditions requiring issuance of these contingent shares or funding these payments were met at December 31, 2009 and June 30, 2010 except for a $1.0 million milestone payment made by Pharmos due upon the study’s commencement which was paid in 2008.

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

6.  Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending June 30, 2010 and 2009, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

  The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	June 30,
	2010	2009

Stock options	3,539,754	3,572,155
Convertible debenture	1,428,571	1,428,571
Vela milestone	-	2,000,000
Restricted stock	900,000	1,200,000
Warrants	18,000,000	18,000,000

Total potential dilutive securities not included in loss per share	23,868,325	26,200,726

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

On May 11, 2009, Robert Johnston, the Executive Chairman, was awarded 1,200,000 shares of restricted stock. 300,000 of such shares become vested and free from a risk of forfeiture on the first anniversary of the date hereof, and the remaining 900,000 shares shall become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be recorded as compensation expense. In the first six months of 2010, the Company expensed $33,000 for Mr. Johnston’s restricted stock.

As of June 30, 2010, the Company had reserved 3,539,754 common stock shares for outstanding stock options.  There were 18,000,000 outstanding warrants as of June 30, 2010.

8.  Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products.  On August 29, 2008 the Company announced that effective October 31, 2008 it would cease operations in Rehovot, Israel, and manage those activities out of the Company’s US headquarters in Iselin, New Jersey. The Company’s subsidiary in Israel, Pharmos Ltd. was voluntarily liquidated on May 30, 2010.

Geographic information for the three and six months ending June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net (loss) income
United States	$(431,626)	$(2,258,294)	$(922,488)	$(5,870,987)
Israel	(353)	7,794	(869)	(57,965)
	$(431,979)	$(2,250,500)	$(923,357)	$(5,928,952)

Capital Expenditures
United States	$1,465	$-	$1,465	$-
Israel	-	-	-	-
	$1,465	$-	$1,465	$-

Geographic information as of June 30, 2010 and December 31, 2009 are as follows:

Total Assets	June 30, 2010	December 31, 2009
United States	$3,671,324	$4,669,681
Israel	-	19,341
	$3,671,324	$4,689,022

Long Lived Assets, net
United States	$2,194	$1,379
Israel	-	-
	$2,194	$1,379

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

While IBS is not a life threatening disease, it can be debilitating and represents a large unmet medical need. Previously approved treatments for IBS include Lotronex from GSK and Zelnorm from Novartis, both of which were withdrawn after highly successful market launches because of unexpected serious side effects. Lotronex was subsequently relaunched, but with a black box warning label. Dextofisopam is an enantiomer of racemic tofisopam, a drug that has been used safely for over 30 years, and has exhibited an excellent safety profile in clinical trials to date. Unlike Lotronex and Zelnorm, which are serotonergic (5-HT) drugs, Dextofisopam structurally is a homophthalazine; Dextofisopam binds with high specificity to a unique class of receptors in the brain, namely 2,3-benzodiazepine receptors. These receptors are found principally in the hypothalamus, an area of the brain controlling autonomic function.  Importantly, when Dextofisopam binds to these receptors, it decreases stimulated autonomic activity without affected basal autonomic activity.  In this manner, Dextofisopam “normalizes” aberrant GI function typical of IBS-d, without causing constipation. While Dextofisopam does have a benzodiazepine-like structure, its ring-structure is unique and atypical, making Dextofisopam non-sedating and non-addicting.

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

The Company owns the rights to both R and S Tofisopam. Dextofisopam is the R enantiomer of racemic tofisopam and is being developed for IBS as described above. The Company is also exploring the potential of S-Tofisopam, an enantiomer of racemic tofisopam, in several indications in which it has shown signals of activity in prior clinical trials or preclinical models.

The results for the three and six months ended June 30, 2010 and 2009 were a net loss of $0.4 million and $2.3 million and a net loss of $0.9 million and $5.9 million, respectively.  On a loss per share basis, this equates to $(0.01) and $(0.05) for the quarter and $(0.02) and $(0.16) for the first half, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $210.7 million as of June 30, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income.

Results of Operations
Three Months ended June 30, 2010 and 2009

Total operating expenses for the second quarter of 2010 decreased by $1,227,541 or 75%, from $1,631,580 in 2009 to $404,039 in 2010.

Research & development expenses decreased by $1,101,295 or 91% from $1,204,657 in 2009 to $103,362 in 2010, related to the Company’s completion of the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs.  The decline reflects decreases in virtually every research and development expense category. The primary reductions include a $912,000 reduction in clinical studies, an $87,000 reduction in consultant and professional fees, a $51,000 reduction in various other areas and a $51,000 reduction in payroll. The decrease in these costs, reflect the fact that the Dextofisopam Phase 2b trial is complete.

In 2009, the Company completed a Phase 2b trial of its lead compound, Dextofisopam and the results of the clinical trial were announced on September 14, 2009. The trial did not meet the primary endpoints for any of the three drug dose arms and therefore the trial did not meet the definition of a successful trial. In the second quarter of 2010 costs of $54,000 were incurred during the quarter in connection with the Dextofisopam trial, consisting of certain consulting and professional fees.

General and administrative expenses for the second quarter of 2010 decreased by $124,304 or 29%, from $424,796 in 2009 to $300,492 in 2010. The primary reductions are a $36,000 reduction in consultant and professional fees, a $67,000 reduction in various facility related expenses and a $21,000 reduction in salaries and benefits. Professional and accounting fees have decreased as a result of reduced accounting fees. The decrease in the facility related expenses were a combination of all expense items and the majority of the reduction was related to the annual reports expenses incurred in 2009. The decrease in payroll costs in 2010 was primarily attributable to the completion of payouts in 2009 for our Rehovot location.

Depreciation and amortization expenses decreased by $1,942, or 91%, from $2,127 in 2009 to $185 in 2010. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2008 restructuring plans.

Other expense net, decreased by $590,980 from $618,920 in other expense in 2009 to $27,940 in other expense in 2010. The majority of this decrease is related to the conversion of debentures into equity resulting in an expense of $596,104 in 2009. The decrease is also related to a $19,163 reduction in interest expense attributable to reduced debenture interest. This was offset by a $22,542 increase in translation gains and losses that were recorded at our Rehovot location in 2009 vs. 2010 as there were translation gains recorded in 2009 and a minimal translation loss in 2010 and by the decreased interest income of $1,745 from a decline in cash and cash equivalents.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2010 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Results of Operations
Six Months ended June 30, 2010 and 2009

Total operating expenses for the first half of 2010 decreased by $4,296,061 or 83%, from $5,162,875 in 2009 to $866,814 in 2010.

Research & development expenses decreased by $2,992,719 or 93% from $3,219,077 in 2009 to $226,358 in 2010, related to the Company’s completion of the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs.  The decline reflects decreases in virtually every research and development expense category. The primary reductions include a $2,664,000 reduction in clinical studies, a $144,000 reduction in consultant and professional fees, a $94,000 reduction in various other areas and a $91,000 reduction in payroll. The decrease in these costs, reflect the fact that the Dextofisopam trial is complete.

In 2009, the Company completed a Phase 2b trial of its lead compound, Dextofisopam and the results of the clinical trial were announced on September 14, 2009. The trial did not meet the primary endpoints for any of the three drug dose arms and therefore the trial did not meet the definition of a successful trial. In the first half of 2010 costs of $84,000 were incurred in connection with the Dextofisopam trial, consisting of certain consulting and professional fees.

In the first half of 2010, In process research and development costs which were related to the Vela milestone decreased by $1,180,000 from $1,180,000 in 2009 to $0 in 2010. On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $1,180,000 was reflected in the 1Q 2009 results. The payment of the cash portion of the milestone was deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. As noted in Commitments and Contingencies below, the $1 million cash portion of the milestone expense was reversed in 4Q 2009 as the milestone criteria was ultimately not achieved.

General and administrative expenses for the first half of 2010 decreased by $119,739, or 16%, from $759,545 in 2009 to $639,806 in 2010. The primary reductions are a $94,000 reduction in consultant and professional fees and a $78,000 reduction in various facility related expenses. This is offset by an increase of $52,000 in salaries and benefits, the majority of which results from higher stock compensation in 2010 and a non cash bonus reversal in 2009. Professional and accounting fees have decreased as a result of reduced accounting fees. The decrease in the facility related expenses were a combination of all expense items and the majority of the reduction was related to the annual reports expenses incurred in 2009. The increase in payroll costs in 2010 reflects higher stock compensation costs and a reversal of the 2008 bonus accrual in the first quarter of 2009, as it was not paid.

Depreciation and amortization expenses decreased by $3,603, or 85%, from $4,253 in 2009 to $650 in 2010. The decrease is due to fixed assets which have become fully depreciated and the disposition of various depreciable assets in conjunction with the Company’s 2008 restructuring plans.

Other expense net, decreased by $709,534 from $766,077 in other expense in 2009 to $56,543 in other expense in 2010. The majority of this decrease is related to the conversion of debentures into equity resulting in an expense of $596,104 in 2009. The decrease is also related to an $110,627 reduction in interest expense attributable to reduced debt outstanding in 2010 and a $9,547 decrease in translation losses that were recorded at our Rehovot location in 2009. This was offset by the decreased interest income of $6,744 from a decline in cash and cash equivalents.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $210.7 million at June 30, 2010. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company's working capital, cash and cash equivalents and convertible debentures on June 30, 2010, and on December 31, 2009:

	June 30, 2010	December 31, 2009

Working capital	$3,461,431	$4,238,033

Cash and cash equivalents	$3,554,602	$4,629,486

Convertible Debenture – due 2012	$1,000,000	$1,000,000

Current working capital position

As of June 30, 2010, the Company had working capital of $3.5 million consisting of current assets of $3.7 million and current liabilities of $0.2 million. This represents a decrease of $0.7 million from its working capital of $4.2 million on current assets of $4.6 million and current liabilities of $0.4 million as of December 31, 2009. This decrease in working capital of $0.7 million was principally associated with the funding of general and administrative activities.

Current and future liquidity position

At June 30, 2010 the Company had approximately $3.6 million of cash and cash equivalents, which at current operating levels should be sufficient to continue operations at least through December 31, 2011. However, the Company’s ability to operate in the long term is largely dependent upon achieving a pharmaceutical partnership for the advancement of its lead compound, Dextofisopam for the treatment of IBS. Further, the Company may embark on smaller clinical trials, the expense of which would reduce cash resources available.

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

Cash

At June 30, 2010, cash and cash equivalents totaled $3.6 million. At December 31, 2009 cash and cash equivalents totaled $4.6 million. This net decrease in cash of $1.0 million was due primarily to spending for normal operating requirements. The cash and cash equivalents will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first six months of 2010 was $1.1 million compared to net cash used of $4.0 million for the first six months of 2009.  The decrease reflects the decline in operating expenses.  In addition, a greater portion of the cash was utilized for G&A spending rather than on R&D spending in 2010 as compared to 2009 which reflects the focus of expenditures on the G&A as we look for a partnership or licensing deal for a future Dextofisopam clinical trial.

Investing activities

Net cash used in investing activities were $1,465 for a fixed asset purchase in 2010 while in 2009; the Company had net cash provided by the proceeds from the disposition of fixed assets in its Israel operations of $367,994.

Financing activities

Net cash provided by financing activities were zero in 2010 while in 2009; the Company completed a private placement of common stock and warrants that raised proceeds of $1,779,777 net of issuance costs.

Commitment and Contingencies

As of June 30, 2010, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Undetermined
Operating leases	$86,400	$86,400	$-	$-	$-
Convertible debenture	1,000,000	-	1,000,000	-	-
Convertible debenture interest	233,333	100,000	133,333	-	-
Total	$1,319,733	$186,400	$1,133,333	$-	$-

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

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition ("ASU 2010-17"). ASU 2010-17, updates guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate with the scope of Codification Subtopic 605 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus to ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone period. This new approach is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations as there are not currently any milestones that will be achieved.

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

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer and several other members of Pharmos' senior management at June 30, 2010. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of June 30, 2010, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Need For Additional Capital
Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $3.6 million as of June 30, 2010, will be sufficient to support our currently planned continuing operations through at least December 31, 2011. However the Company’s ultimate ability to continue operating in the long term is largely dependent upon achieving collaboration with a pharmaceutical partner or raising additional capital to advance its compounds. The Company is actively seeking to sell or license non-core assets.  Should we be unable to raise adequate financing or generate revenue in the future, our operations will need to be scaled back or discontinued.

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

Date: August 4, 2010
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)