Form 10-Q
period 2010-09-30
PHARMOS CORP
filed 2010-10-27
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of October 26, 2010, the Registrant had outstanding 59,585,273 shares of its $.03 par value Common Stock.

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
Condensed Consolidated Balance Sheets
	September 30, 2010	December 31, 2009
Assets	(Unaudited)	(Unaudited)
Cash and cash equivalents	$3,219,908	$4,629,486
Prepaid expenses and other current assets	56,783	25,678
Total current assets	3,276,691	4,655,164

Fixed assets, net	2,985	1,379
Other assets	23,712	32,479

Total assets	$3,303,388	$4,689,022

Liabilities and Shareholders’ Equity
Accounts payable	$88,094	$73,717
Accrued expenses	85,963	148,414
Accrued wages and other compensation	-	195,000
Total current liabilities	174,057	417,131

Convertible debenture	1,000,000	1,000,000
Total liabilities	1,174,057	1,417,131

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 shares
authorized, 59,585,273 and 59,291,154 issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	1,787,558	1,778,735
Paid-in capital in excess of par	211,543,949	211,301,675
Accumulated deficit	(211,201,750)	(209,808,093)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	2,129,331	3,271,891

Total liabilities and shareholders' equity	$3,303,388	$4,689,022

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PHARMOS CORPORATION (Unaudited) Condensed Consolidated Statements of Operations

Three months ended September 30,	Nine months ended September 30,

	2010	2009	2010	2009
Expenses
Research and development	$153,806	$1,047,260	$380,164	$4,266,337
In–process research and development Vela milestone	-	-	-	1,180,000
General and administrative	295,936	342,320	935,742	1,101,865
Depreciation and amortization	363	2,030	1,013	6,283
Total operating expenses	450,105	1,391,610	1,316,919	6,554,485

Loss from operations	(450,105)	(1,391,610)	(1,316,919)	(6,554,485)

Other (expense) income
Debt conversion expense	-	-	-	(596,104)
Interest income	578	776	1,207	8,149
Interest expense	(27,464)	(29,607)	(83,767)	(196,537)
Other income (expense)	6,690	3,134	5,822	(7,282)
Other expense, net	(20,196)	(25,697)	(76,738)	(791,774)

Net loss	$(470,301)	$(1,417,307)	$(1,393,657)	$(7,346,259)

Net loss per share
- basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.17)

Weighted average shares outstanding
- basic and diluted	58,699,219	56,064,340	58,438,554	44,100,019

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Pharmos Corporation
(Unaudited)
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,393,657)	$(7,346,259)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,013	6,283
Non cash debt conversion expense	-	596,104
Amortization of deferred financing fees	8,768	28,633
Debenture interest paid in common stock	70,833	130,403
Milestone stock subscription	-	180,000
Stock based compensation	151,097	128,021
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(31,106)	619,544
Accounts payable	14,377	(683,497)
Accrued expenses	(33,284)	(194,279)
Accrued wages and other compensation	(195,000)	(33,000)
Milestone payable	-	1,000,000
Other liabilities	-	(33,213)

Net cash used in operating activities	(1,406,959)	(5,601,260)

Cash flows from investing activities
Purchases of fixed assets	(2,619)	-
Proceeds from disposition of fixed assets	-	367,994

Net cash (used in) provided by investing activities	(2,619)	367,994

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	-	1,779,777

Net cash provided by financing activities	-	1,779,777

Net decrease in cash and cash equivalents	(1,409,578)	(3,453,489)

Cash and cash equivalents at beginning of year	4,629,486	4,730,282

Cash and cash equivalents at end of period	$3,219,908	$1,276,793

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for accrued interest	$100,000	$201,667
Write off of deferred financing fees with conversion of debentures	-	$78,382
Conversion of debentures to common stock	-	$3,000,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The December 31, 2009 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

At September 30, 2010, the Company had $3.2 million in cash which at the current burn rate should be sufficient until at least December 31, 2011. However, the Company’s ultimate ability to continue operating in the long term is largely dependent upon achieving a collaboration agreement with a pharmaceutical partner or raising additional capital to advance its compounds (see note 2).

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

Pharmos, together with Vela Pharmaceuticals (Vela) which merged with Pharmos in 2006, has advanced the compound through Phase 2b. The placebo-controlled Phase 2a trial (N=141) studied a 200 mg dose of Dextofisopam and produced statistically significant results that formed the basis for a Phase 2b clinical trial.

The Phase 2b trial (N=324) studied 100 mg, 200 mg and 300 mg doses of Dextofisopam.  While the Phase 2b trial did not meet its primary endpoint (percent of weeks with overall adequate relief) with statistical significance, the trial clearly showed drug activity, especially at the 200 mg dose level, confirming the efficacy observed in the Phase 2a trial. Statistical significance was achieved in multiple variables in month 3, including overall relief. Statistical significance for the primary endpoint was not achieved because of a much higher than expected placebo response rate in the 2b trial, compared with the 2a trial. This higher-than-expected placebo-response may have been largely due to the inclusion of multiple active treatment arms in the study.  The addition of sites and change in CRO during the course of the Phase 2b trial may also have been a factor in the higher placebo response.

Taken together, the results of the Phase 2a and Phase 2b trials make a compelling argument for further development of Dextofisopam for the treatment of IBS-d. The drug shows strong signals for activity, and appears to be very well-tolerated. Pharmos considers that the next development step will be to conduct a Phase 2c clinical trial, but will need a pharmaceutical company as a partner or secure additional financing before a Phase 2c trial can commence.

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

Tianeptine – for irritable bowel syndrome

Tianeptine, a potential follow-on product to Dextofisopam, has completed late-preclinical development for the treatment of irritable bowel syndrome (IBS). Tianeptine, a racemic molecule, has been marketed outside the United States since 1988 for the treatment of depression. Preclinical studies support the potential utility of Tianeptine for the treatment of functional gastrointestinal disorders and, in particular, IBS. Pharmos has established patent rights for the use of Tianeptine and its enantiomers for the treatment of IBS and functional dyspepsia.  The Company has decided not to pursue Tianeptine.

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

The most promising indication is in the area of gout. In earlier Phase 1 studies with S-Tofisopam in healthy volunteers, a significant lowering of uric acid was noted. As lowering uric acid levels is potentially a treatment for gout patients, the Company is exploring and investigating the initiation of a proof of concept clinical trial in gout patients using S-Tofisopam.

The Company has corporate offices in Iselin, New Jersey.

2.    Liquidity and Business Risks

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $211.2 million as of September 30, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. At September 30, 2010, the Company had $3.2 million in cash which at the current burn rate should be sufficient until at least December 31, 2011. However, the Company’s ultimate ability to continue operating in the long term is largely dependent upon achieving collaboration with a pharmaceutical partner or raising additional capital to advance its compounds. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

Also, the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam. Nevertheless the Company is exploring the feasibility of smaller trials in other therapeutic indications or commencing pre-clinical development on its other intellectual property assets which could further reduce the Company’s current resources.

3.   Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd and Vela Acquisition Corp.  All significant intercompany balances and transactions are eliminated in consolidation. Pharmos Ltd in Israel was voluntarily liquidated on May 30, 2010.

Cash and Cash Equivalents

Cash and Cash Equivalents as of September 30, 2010 consist primarily of a money market fund invested in short term government obligations.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains its cash and cash equivalent balances with a high quality financial institution who invests the Company’s funds in Government short-term instruments. Consequently the Company believes that such funds are subject to minimal credit risk.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of FASB ASC Topic 740. “Accounting for Income Taxes” (“ASC – Topic 740”).  Under the asset and liability method of Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. There were no uncertain tax positions at September 30, 2010 or December 31, 2009, as the Company’s tax positions for the open years meet the recognition thresholds of more likely than not to be sustained upon examination.

Foreign exchange

With the closure and liquidation of Pharmos Ltd in Israel on May 30, 2010, the Company has no foreign operations. The Company's foreign operations were principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other income (expense). To date, such gains and losses have been insignificant.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, investments, other receivables, other assets, accounts payable and accrued liabilities approximate fair value due to their short term maturities.

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $400,000 at September 30, 2010.  In determining the fair value the Company used a level 3 input (unobservable) discount rate of 35%. Management used a discount rate they believe was most relevant given the business risks described in Note 2 of the financial statements and because they have been unable to raise third party financing during the past several years.

Equity based compensation

During the nine months ended September 30, 2010 and 2009, the Company recognized equity based compensation expense of $151,097 and $128,021, respectively, for restricted stock and stock options. As of September 30, 2010, the total compensation costs related to non-vested stock options not yet recognized is $157,041 and the Executive Chairman of the Board Robert Johnston’s non-vested restricted stock not yet recognized is $170,500 which will be recognized over the remaining requisite service period.

During the nine months ended September 30, 2010 and 2009, executive and outside directors of the Company were granted stock options under the Pharmos 2000 and 2009 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

September 30, 2010	490,000	$0.11	$0.09
September 30, 2009	1,050,000	$0.22	$0.17

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2010 financial statement presentation.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance modifies the parameters in establishing the fair value of undelivered products and services enabling separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition ("ASU 2010-17"). ASU 2010-17, updates guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate with the scope of Codification Subtopic 605 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21")). The consensus to ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone period. This new approach is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for retroactive application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

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

A registration statement covering the resale of the shares underlying the debenture held by Lloyd I. Miller, III, was declared effective in February 2010.

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

The Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of Dextofisopam, aggregating up to an additional $5 million in cash and the issuance of up to an additional 9,250,000 shares of Pharmos common stock. None of the conditions requiring issuance of these contingent shares or funding these payments were met at December 31, 2009 and September 30, 2010 except for a $1.0 million milestone payment made by Pharmos due upon the study’s commencement which was paid in 2008.

The remaining milestones are as follows:

•      $1 million cash: Final patient enrolled in Phase 2b trial (1)
•      $2 million + 2 million shares: NDA submission
•      $2 million cash +2.25 million shares: FDA approval
•      1 million shares: Approval to market in Europe or Japan
•      4 million shares: $100 million sales of Dextofisopam, when and if approved, in any 12-month period

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

6.   Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending September 30, 2010 and 2009, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	September 30,
	2010	2009

Stock options	3,460,499	3,647,155
Convertible debenture	1,428,571	1,428,571
Vela milestone	-	2,000,000
Restricted stock	825,000	1,200,000
Warrants	18,000,000	18,000,000

Total potential dilutive securities not included in loss per share	23,714,070	26,275,726

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

On May 11, 2009, Robert Johnston, the Executive Chairman, was awarded 1,200,000 shares of restricted stock. 300,000 of such shares became vested and free from a risk of forfeiture on the first anniversary of the date hereof, and the remaining 900,000 shares become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be recorded as compensation expense. In the first nine months of 2010, the Company expensed $49,500 for Mr. Johnston’s restricted stock.

On September 3, 2010, Steven Leventer, PhD, a new board member, was awarded 350,000 shares of non-qualified stock options. One-third of the options shall be exercisable as of the date hereof, one-third of the options shall be exercisable as of the first anniversary of the date hereof and one-third of the options shall be exercisable as of the second anniversary of the date hereof.

As of September 30, 2010, the Company had reserved 3,460,499 common stock shares for outstanding stock options.  There were 18,000,000 outstanding warrants as of September 30, 2010.

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

Geographic information for the three and nine months ending September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net (loss) income
United States	$(470,301)	$(1,382,937)	$(1,392,788)	$(7,253,924)
Israel	-	(34,370)	(869)	(92,335)
	$(470,301)	$(1,417,307)	$(1,393,657)	$(7,346,259)

Capital Expenditures
United States	$1,153	$-	$2,619	$-
Israel	-	-	-	-
	$1,153	$-	$2,619	$-

Geographic information as of September 30, 2010 and December 31, 2009 are as follows:

Total Assets	September 30, 2010	December 31, 2009
United States	$3,303,388	$4,669,681
Israel	-	19,341
	$3,303,388	$4,689,022

Long Lived Assets, net
United States	$2,985	$1,379
Israel	-	-
	$2,985	$1,379

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

During the quarter the Company continued its efforts to attract a pharmaceutical partner for the further development of Dextofisopam for irritable bowel syndrome and / or raise additional venture capital funds. Additionally, the Company explored advancing some of its other compounds in other therapeutic areas. S-Tofisopam for the treatment of gout looks like a promising candidate and the Company has conducted exploratory discussions, including trial protocol design.

The Company continued to present Dextofisopam as an IBS opportunity to potential pharmaceutical company partners with the assistance of our investment bank. We believe that the next development step is to conduct a Phase 2c clinical trial. As this may cost as much as $ 8 million we need a partner. Concurrently with seeking a pharmaceutical partner, we continue to seek venture capital firms.

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

In addition to seeking to achieve a partnership with a pharmaceutical firm and /or raise additional capital, the Company is exploring the feasibility of smaller trials in other therapeutic indications or commencing pre-clinical development on its other intellectual property assets which could further reduce the Company’s current resources.

The Company continues to seek, sell or license other CB2 assets, including Cannabinor which was the only CB2 asset to enter human clinical trials.

The Company also maintains a commitment to out-license proprietary technologies and products not consistent with our primary corporate focus. Assets involved are Tianeptine to treat IBS or functional dyspepsia and S-Tofisopam. The Company has decided not to pursue Tianeptine and will allow its patents to lapse.

The Company owns the rights to both R and S Tofisopam. Dextofisopam is the R enantiomer of racemic tofisopam and is being developed for IBS as described above. The Company is also exploring the potential of S-Tofisopam, an enantiomer of racemic tofisopam, in several indications in which it has shown signals of activity in prior clinical trials or preclinical models.

The most promising indication is in the area of gout. In earlier Phase 1 studies with S-Tofisopam in healthy volunteers, a significant lowering of uric acid was noted. As lowering uric acid levels is potentially a treatment for gout patients, the Company is exploring and investigating the initiation of a proof of concept clinical trial in gout patients using S-Tofisopam.

The results for the three and nine months ended September 30, 2010 and 2009 were a net loss of $0.5 million and $1.4 million and a net loss of $1.4 million and $7.3 million, respectively.  On a loss per share basis, this equates to $(0.01) and $(0.03) for the quarters and $(0.02) and $(0.17) for the first nine months, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $211.2 million as of September 30, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income.

Results of Operations
Three Months ended September 30, 2010 and 2009

Total operating expenses for the third quarter of 2010 decreased by $941,505 or 68%, from $1,391,610 in 2009 to $450,105 in 2010.

Research & development expenses decreased by $893,454 or 85% from $1,047,260 in 2009 to $153,806 in 2010, related to the Company’s completion of the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs.  The decline reflects decreases in virtually every research and development expense category. The primary reductions include a $789,000 reduction in clinical studies, a $35,000 reduction in consultant and professional fees, a $19,000 reduction in various other areas and a $51,000 reduction in payroll. The decrease in these costs, reflect the fact that the Dextofisopam Phase 2b trial is complete.

In 2009, the Company completed a Phase 2b trial of its lead compound, Dextofisopam and the results of the clinical trial were announced on September 14, 2009. The trial did not meet the primary endpoints for any of the three drug dose arms and therefore the trial did not meet the definition of a successful trial. In the third quarter of 2010 costs of $26,497 were incurred during the quarter in connection with the Dextofisopam trial, consisting of certain consulting and professional fees.

General and administrative expenses for the third quarter of 2010 decreased by $46,384 or 14%, from $342,320 in 2009 to $295,936 in 2010. The primary reductions are a $65,000 reduction in consultant and professional fees, a $57,000 reduction in various facility related expenses and a $24,000 reduction in salaries and benefits. These reductions were offset by an increase in marketing expense due to a reversal of a prior accrued marketing expense of $100,000 in 2009. Professional and accounting fees have decreased as a result of reduced accounting fees. The decrease in the facility related expenses were a combination of all expense items and the majority of the reduction was related to the higher rent expenses incurred in 2009. The decrease in payroll costs in 2010 was primarily attributable to the completion of payouts in 2009 for our Rehovot location.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2010 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Results of Operations
Nine Months ended September 30, 2010 and 2009

Total operating expenses for the first nine months of 2010 decreased by $5,237,566 or 80%, from $6,554,485 in 2009 to $1,316,919 in 2010.

Research & development expenses decreased by $3,886,173 or 91% from $4,266,337 in 2009 to $380,164 in 2010, related to the Company’s completion of the Dextofisopam Phase 2b trial and the downsizing and curtailment of general research and development programs.  The decline reflects decreases in virtually every research and development expense category. The primary reductions include a $3,453,000 reduction in clinical studies, a $179,000 reduction in consultant and professional fees, a $113,000 reduction in various other areas and a $141,000 reduction in payroll. The decrease in these costs, reflect the fact that the Dextofisopam trial is complete.

In 2009, the Company completed a Phase 2b trial of its lead compound, Dextofisopam and the results of the clinical trial were announced on September 14, 2009. The trial did not meet the primary endpoints for any of the three drug dose arms and therefore the trial did not meet the definition of a successful trial. In the first nine months of 2010 costs of $110,482 were incurred in connection with the Dextofisopam trial, consisting of certain consulting and professional fees.

In the first nine months of 2010, In process research and development costs which were related to the Vela milestone decreased by $1,180,000 from $1,180,000 in 2009 to $0 in 2010. On April 9, 2009 the last patients were enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash + 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $1,180,000 was reflected in the 1Q 2009 results. The payment of the cash portion of the milestone was deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. As noted in Commitments and Contingencies below, the $1 million cash portion of the milestone expense was reversed in 4Q 2009 since it is not deemed probable that the amended terms would be achieved.

General and administrative expenses for the first nine months of 2010 decreased by $166,123, or 15%, from $1,101,865 in 2009 to $935,742 in 2010. The primary reductions are a $159,000 reduction in consultant and professional fees and a $134,000 reduction in various facility related expenses. This is offset by an increase of $29,000 in salaries and benefits, the majority of which results from higher stock compensation in 2010 and a non cash bonus reversal in 2009 and a reduction of miscellaneous expenses in 2009 of $100,000. Professional and accounting fees have decreased as a result of reduced accounting fees. The decrease in the facility related expenses were a combination of all expense items and the majority of the reduction was related to the annual reports expenses incurred in 2009 and higher rent expenses in 2009. The increase in payroll costs in 2010 reflects higher stock compensation costs and a reversal of the 2008 bonus accrual in the first quarter of 2009, as it was not paid. The increase in miscellaneous expenses was for a reduction in 2009 for an accrued marketing expense that was not paid.

Other expense net, decreased by $715,036 from $791,774 in other expense in 2009 to $76,738 in other expense in 2010. The majority of this decrease is related to the conversion of debentures into equity resulting in an expense of $596,104 in 2009. The decrease is also related to an $112,770 reduction in interest expense attributable to reduced debt outstanding in 2010 and a $13,104 decrease in translation losses that were recorded at our Rehovot location in 2009 and Herbamed royalty fees were collected. This was offset by the decreased interest income of $6,942 from a decline in cash and cash equivalents.

Liquidity and Capital Resources

The Company incurred cumulative operating losses since 2002 and had an accumulated deficit of $211.2 million at September 30, 2010. The Company has financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing and asset agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey State Net Operating Loss carryforwards, and interest income. Should the Company be unable to raise adequate financing or generate revenue in the future, operations will need to be scaled back or discontinued.

The following table describes the Company's working capital, cash and cash equivalents and convertible debentures on September 30, 2010, and on December 31, 2009:

	September 30, 2010	December 31, 2009

Working capital	$3,102,634	$4,238,033

Cash and cash equivalents	$3,219,908	$4,629,486

Convertible Debenture – due 2012	$1,000,000	$1,000,000

Current working capital position

As of September 30, 2010, the Company had working capital of $3.1 million consisting of current assets of $3.3 million and current liabilities of $0.2 million. This represents a decrease of $1.1 million from its working capital of $4.2 million on current assets of $4.6 million and current liabilities of $0.4 million as of December 31, 2009. This decrease in working capital of $1.1 million was principally associated with the funding of general and administrative activities.

Current and future liquidity position

At September 30, 2010 the Company had approximately $3.2 million of cash and cash equivalents, which at current operating levels should be sufficient to continue operations at least through December 31, 2011. However, the Company’s ability to operate in the long term is largely dependent upon achieving a pharmaceutical partnership for the advancement of its lead compound, Dextofisopam for the treatment of IBS. Further, the Company may embark on smaller clinical trials, the expense of which would reduce cash resources available.

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

Cash

At September 30, 2010, cash and cash equivalents totaled $3.2 million. At December 31, 2009 cash and cash equivalents totaled $4.6 million. This net decrease in cash of $1.4 million was due primarily to spending for normal operating requirements. The cash and cash equivalents will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first nine months of 2010 was $1.4 million compared to net cash used of $5.6 million for the first nine months of 2009.  The decrease reflects the decline in operating expenses.  In addition, a greater portion of the cash was utilized for G&A spending rather than on R&D spending in 2010 as compared to 2009 which reflects the focus of expenditures on the G&A as we look for a partnership or licensing deal for a future Dextofisopam clinical trial.

Investing activities

Net cash used in investing activities were $2,619 for a fixed asset purchase in 2010 while in 2009 the Company had net cash provided by the proceeds from the disposition of fixed assets in its Israel operations of $367,994.

Financing activities

Net cash provided by financing activities were zero in 2010 while in 2009 the Company completed a private placement of common stock and warrants that raised proceeds of $1,779,777, net of issuance costs.

Commitment and Contingencies

As of September 30, 2010, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Undetermined
Operating leases	$64,800	$64,800	$-	$-	$-
Convertible debenture	1,000,000	-	1,000,000	-	-
Convertible debenture interest	208,333	100,000	108,333	-	-
Total	$1,273,133	$164,800	$1,108,333	$-	$-

In connection with the acquisition of Vela Pharmaceuticals which closed on October 25, 2006 the Company is obligated to pay certain performance based milestones connected to the development of Dextofisopam.

The remaining milestones are as follows:

•      $1 million cash: Final patient enrolled in Phase 2b trial (1)
•      $2 million + 2 million shares: NDA submission
•      $2 million cash +2.25 million shares: FDA approval
•      1 million shares: Approval to market in Europe or Japan
•      4 million shares: $100 million sales of Dextofisopam, when and if approved, in any 12-month period

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

Item 4.                      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer at September 30, 2010. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of September 30, 2010, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $3.2 million as of September 30, 2010, will be sufficient to support our currently planned continuing operations through at least December 31, 2011. However the Company’s ultimate ability to continue operating in the long term is largely dependent upon achieving collaboration with a pharmaceutical partner or raising additional capital to advance its compounds. The Company is actively seeking to sell or license non-core assets.  Should we be unable to raise adequate financing or generate revenue in the future, our operations will need to be scaled back or discontinued.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	NONE

Item 3	Defaults upon Senior Securities	NONE

Item 4	Submission of Matters to Vote of Security Holders	NONE

Item 5	Other Information

Effective October 30, 2010, current director Steven Leventer, PhD, has been appointed to the audit committee.

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

Date: October 27, 2010
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)