Form 10-K
period 2010-12-31
PHARMOS CORP
filed 2011-02-17
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-11550

Pharmos Corporation
(Exact name of registrant as specified in its charter)

Nevada	36-3207413
(State or other jurisdiction of	(IRS Employer Id. No.)
incorporation or organization)

99 Wood Avenue South, Suite 302
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

[  ] Yes   [X] No

    The aggregate market value of the registrant’s Common Stock at June 30, 2010 held by those persons deemed to be non-affiliates was approximately $1,436,730.

    As of February 17, 2011, the Registrant had outstanding 59,732,332 shares of its $.03 par value Common Stock.

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

As described below, the Phase 2b Dextofisopam trial did not meet its primary endpoint. During 2010 the Company conducted minimal research and development activity. The Company’s focus was on further understanding the Dextofisopam Phase 2b results and discussing these with a wide variety of potential pharmaceutical partners and investment funds to participate in a Phase 2c clinical trial as the next development stage for Dextofisopam. The Company estimates that the cost of such a trial would be in the $8 million to $10 million range. Therefore to proceed with development the Company needs to secure a partner and /or funding source.

During 2010 the Company explored initiating proof of concept clinical studies in other therapeutic areas with its compounds and conferred with clinical and scientific experts as to the best opportunity.

The Company’s operations in Israel were closed effective October 2008 and the Company has been actively seeking to sell and license the CB2 selective agonist program that had been developed in Israel.

Summary of Dextofisopam development through Phase 2b

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

The Company’s primary focus is on the development and partnering of Dextofisopam and to that end cash resources are being conserved and targeted for that program. On August 29, 2008 the Company announced that effective October 31, 2008 it would cease operations in Rehovot, Israel, and manage those activities out of the Company’s US headquarters in Iselin, New Jersey. The voluntary liquidation of the Company’s subsidiary in Israel, Pharmos Ltd. was completed in May of 2010.

The CB2 selective receptor agonist program

Substantial development work was conducted on the CB2 selective agonist program in Israel from 2002 through 2008. The Company expended approximately $15 million on this development program.

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

Tianeptine

During 2010 the Company decided not to continue to pursue Tianeptine in order to conserve its cash resources. Tianeptine, a potential follow-on product to Dextofisopam, had completed late-preclinical development for the treatment of irritable bowel syndrome (IBS). Tianeptine, a racemic molecule, has been marketed outside the United States since 1988 for the treatment of depression. Preclinical studies support the potential utility of Tianeptine for the treatment of functional gastrointestinal disorders and, in particular, IBS. Pharmos has established patent rights for the use of Tianeptine and its enantiomers for the treatment of IBS and functional dyspepsia. Tianeptine is available for out-licensing.

S-Tofisopam

The Company owns the rights to both R and S Tofisopam. Dextofisopam is the R enantiomer of racemic tofisopam and is being developed for IBS as described above. During 2010 the Company examined the data from earlier Phase 1 studies using S-Tofisopam and determined that the lowering of uric acid observed in two Phase 1 studies supported considering S-Tofisopam as a potential therapy to treat patients with gout. Work has been conducted with various academic and research centers to explore a proof of concept trial using S-Tofisopam in gout patients. It is expected that the Company will initiate a trial in 2011.

Company trades on the pink sheets

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

Liquidity and funding needs

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $211.4 million as of December 31, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. During 2010 the Company was awarded a cash grant of $244,000 under the Federal Qualifying Therapeutic Discovery Project for the further development of Dextofisopam. The Company had approximately $3.1 million of cash and cash equivalents at December 31, 2010. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets.   The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

As the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam, it may decide to embark on smaller clinical trials for Dextofisopam or commence pre-clinical development on its other intellectual property assets which could further reduce the company’s current resources.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company has corporate offices in Iselin, New Jersey.

STRATEGY

Pharmos’ most advanced compound is  Dextofisopam, which  has completed a double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo, suggesting that Dextofisopam has the potential to become a novel first line treatment for IBS. Pharmos initiated a Phase 2b trial in February 2007 and in June 2007 the Company announced patient screening had commenced. Dextofisopam is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Unlike the two 5-HT3 or 5-HT4 IBS therapies recently introduced into the market, and subsequently withdrawn because of safety concerns, Dextofisopam’s novel non-serotonergic activity offers a unique and innovative approach to IBS treatment.

The results of a Phase 2b study were announced in September 2009. The primary endpoint of overall adequate relief was not met due to a high placebo response, but drug activity was observed in all drug cohorts, especially the 200 mg dose.

The Company now is seeking a pharmaceutical partner with clinical, scientific and financial capabilities to further develop Dextofisopam.

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

The Company owns the rights to both R and S Tofisopam. Dextofisopam is the R enantiomer of racemic tofisopam and is being developed for IBS as described above. During 2010 the Company examined the data from earlier Phase 1 studies using S-Tofisopam and determined that the lowering of uric acid observed in two Phase 1 studies supported considering S-Tofisopam as a potential therapy to treat patients with gout. Work has been conducted with various academic and research centers to explore a proof of concept trial using S-Tofisopam in gout patients. It is expected that the Company will initiate a trial in 2011. The Company’s strategy would be to seek a partner after the completion of a proof of concept trial.

The Company has explored the concept of a merger or reverse merger with another life science company in order to build greater pipeline critical mass. Several possible candidates were examined during 2010, but were not pursed after preliminary scientific diligence.

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

A double-blind, placebo-controlled diarrhea-predominant or alternating IBS Phase 2a study has been completed with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo suggesting that Dextofisopam has the potential to become a novel first line treatment for IBS.

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

An extensive patent estate is in place with Dextofisopam. This consists of an issued composition-of-matter patent, an issued manufacturing patent, and several additional pending patent applications in both the United States (including use of Dextofisopam for inflammatory disorders and immunomodulation) and foreign counterparts.

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

The prevalence of IBS varies with gender and age. Higher prevalence rates are consistently reported for women than for men (two to three times greater). While IBS is observed in all age groups, including pediatric and geriatric populations, it is more common in the age range of 20 to 60 years for both genders.

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

COMPOUNDS AVAILABLE FOR LICENSING OR SALE

Pharmos is not currently performing any research or discovery work. The focus of the Company is to secure a pharmaceutical partnership arrangement for Dextofisopam. However, the Company is exploring a small proof of concept trial using S-Tofisopam for patients with gout.

Dextofisopam

As described above the Company has completed both a Phase 2a and Phase 2b trials of Dextofisopam for IBS. The results of the Phase 2b trial were reported in September 2009. The Company has spent considerable time during 2010 seeking a pharmaceutical partner for the further development of Dextofisopam.

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

Salix Pharmaceuticals is developing rifaximin, an antibiotic marketed for the treatment of traveler’s diarrhea. Salix is conducting clinical development studies to assess the utility of rifaximin for the treatment of irritable bowel disease. Ocera Therapeutics is developing AST-120 for a number of conditions, including IBS; Lexicon Genetics is developing LX1031, which has completed a Phase 2 clinical trial. LX1031 is an orally-delivered small molecule designed to regulate gastrointestinal (GI) function by reducing the amount of serotonin available for receptor activation in the GI tract without affecting serotonin levels in the brain. Serotonin is a key regulator of GI function, and is associated with the most common symptoms of IBS: problems of bowel motility and GI discomfort. Several other compounds are reported to be in development for the treatment of IBS.  However, it is not clear if these compounds are intended for a specific type of IBS, e.g., diarrhea-predominant, constipation-predominant, or alternating-type IBS.  Such compounds include a glucagon-like peptide-1 agonist (Gastrotech) and asimadoline, a kappa opiate agonist (Tioga), both reportedly in Phase 2.  Several other compounds are reported to be in development for the treatment of constipation-predominant IBS.  While such compounds may not directly compete with Dextofisopam, it is possible that they may eventually be developed for diarrhea-predominant or alternating-type IBS, or that Dextofisopam may eventually be developed for constipation-predominant IBS.  Such compounds include MD-1100, a guanylate cyclase C agonist reportedly in Phase 3 (Ironwood).

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

Dextofisopam to Treat IBS.   Dextofisopam is a novel non-serotonergic agent in development for the treatment of IBS.  Dextofisopam is the R-enantiomer of racemic tofisopam.  Pharmos holds an issued composition-of-matter patent in the United States on Dextofisopam which expires in 2019.  Pharmos owns a counterpart patent in Israel. Pharmos has filed additional patent applications for the treatment of IBS in the United States, and abroad.

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

Human Resources

As of December 31, 2010, Pharmos had 2 full-time employees in the U.S. The Company uses an outsourcing model for the conduct of its development work and has a pool of experienced pharmaceutical and drug development experts available.

Pharmos’ employees are not covered by a collective bargaining agreement. To date, Pharmos has not experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

In November 2010 the Company was awarded a cash grant under the Federal Qualifying Therapeutic Discovery Project , which was provided under new section 48D of the Internal Revenue Service, as enacted as part of the Patient Protection and Affordable Care Act of 2010. In December 2010 the Company received $244,479 under this program.

Until its closure in 2008, Pharmos’ subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for: (1) research and development of dexanabinol; (2) SubMicron Emulsion technology for injection and nutrition; (3) research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes; (4) research and development of CB2, including cannabinor. As of December 31, 2009, the total amounts received under such grants amounted to $17,897,830. Under the terms of the grant agreements, aggregate future royalty payments related to sales of products developed, if any, as a result of the grants are limited to $16,408,890 based on grants received through December 31, 2009. Pharmos will be required to pay royalties to the Chief Scientist ranging from 3% to 5% of product sales, if any, as a result of the research activities conducted with such funds.  Aggregate royalty payments per product are limited to the amount of funding received to develop that product and interest.  Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel.  With the closure of the Israel location, the Company will not be eligible for further OCS grants and received none in 2009 or 2010.

The Company closed its operations in Israel effective October 31, 2008 and has subsequently reconciled and repaid a Chief Scientist grant that was overpaid. All obligations of the Company have been settled except the requirement to pay royalties should any of the related technologies be licensed out and further developed.

Availability of SEC Filings

All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street NE, Washington, D.C., 20549. The company also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through its website at http://investors.pharmoscorp.com/sec.cfm as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from Pharmos Corporation, 99 Wood Avenue South, Suite 302, Iselin, NJ, 08830.

Item 1A.  Risk Factors

We are very largely dependent upon the success of our lead drug candidate, Dextofiosopam, currently being developed for Irritable Bowel Syndrome, for diarrhea predominant patients.

We currently have one product candidate, Dextofisopam, that has completed Phase 2b clinical trials. Our other drug candidate assets are in earlier stages of development and are not currently being developed. Our primary focus is on the development and partnering of Dextofisopam and we need to secure a partnership arrangement for Dextofisopam with a pharmaceutical company with greater scientific and financial resources than we have. If we fail to secure a partnership arrangement, or raise additional capital, our operations will need to be scaled back or discontinued.

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

Our ability to operate as a going concern is dependent upon raising adequate financing or securing a partnership arrangement for Dextofisopam. Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $211.4 million as of December 31, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. During 2010 the Company was awarded a cash grant of $244,000 under the Federal Qualifying Therapeutic Discovery Project for the further development of Dextofisopam. The Company had approximately $3.1 million of cash and cash equivalents at December 31, 2010. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

As the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam, it may decide to embark on smaller clinical trials for Dextofisopam or commence pre-clinical development on its other intellectual property assets which could further reduce the company’s current resources.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

We have experienced significant operating losses since our inception. As of December 31, 2010, we had an accumulated deficit of approximately $211 million. We expect to incur operating losses over the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our ability to generate revenues and achieve profitability depends in part upon our ability, alone or with others, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products.

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

After the equity financing in April 2009, the current board represents 60% of the outstanding shares and on a fully diluted basis a total of 68% as of December 31, 2010.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Pharmos is headquartered in Iselin, New Jersey, where it leases its executive offices from which the Company is managed.  The New Jersey lease expired on June 2010. In November 2010 the Company relocated to smaller office space within the same building. A lease was executed with the landlord through December 31, 2011 and the Company’s rent was reduced from an annual cost of $86,400 to $25,548.

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

Year ended December 31, 2010	HIGH	LOW

4th Quarter	$.12	$.09
3rd Quarter	.14	.05
2nd Quarter	.09	.06
1st Quarter	.12	.07

Year ended December 31, 2009	HIGH	LOW

4th Quarter	$.17	$.06
3rd Quarter	.48	.15
2nd Quarter	.30	.06
1st Quarter	.14	.03

The high and low sales prices for the Common Stock from January 1, 2011 through February 10, 2011 were $.11 and $.08, respectively.  The closing price on February 10, 2011 was $.08.

On January 21, 2011, there were approximately 260 record holders of the Common Stock of the Company and approximately 9,608 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in “street name”.

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

PERFORMANCE GRAPH

The following graph compares the Company's cumulative stockholder's return for the five year period ended December 31, 2010 with the cumulative total return of the Nasdaq Equity Market Index and the Nasdaq Pharmaceuticals Index over the same period.

Item 6.  Selected Financial Data – not required for a smaller reporting company

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

Executive Summary

The results for the year ended December 31, 2010 and 2009 were a net loss of $1.5 million and $3.1 million or a loss per share of $.03 and $.06, respectively.

The gross operating expenses for 2010 were $1.7 million, primarily comprised of $0.5 million research and development expenses and $1.2 million of general and administration expenses.

The net operating expenses for 2010 were $1.4 million, primarily comprised of $0.2 million research and development expenses and $1.2 million of general and administration expenses. During 2010 the Company was awarded a cash grant of $244,000 under the Federal Qualifying Therapeutic Discovery Project for the further development of Dextofisopam.

In 2009, the majority of the Company’s research and development expenditures were spent on the advancement of the Dextofisopam Phase 2b clinical trial which concluded in September of 2009.  In 2010, the majority of the Company’s expenditures were spent on general and administrative efforts for a licensing deal or funding for a future trial. During 2010 the Company explored initiating proof of concept clinical studies in other therapeutic areas with its compounds and conferred with clinical and scientific experts as to the best opportunity.

Going Concern Considerations

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $211.4 million as of December 31, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. During 2010 the Company was awarded a cash grant of $244,000 under the Federal Qualifying Therapeutic Discovery Project for the further development of Dextofisopam. The Company had approximately $3.1 million of cash and cash equivalents at December 31, 2010. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

As the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam it may decide to embark on smaller clinical trials for Dextofisopam or commence pre-clinical development on its other intellectual property assets which could further reduce the company’s current resources.  In addition, work has been conducted with various academic and research centers to explore a proof of concept trial using S-Tofisopam in gout patients.  It is expected that the Company will initiate a trial in 2011.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Equity based compensation

The Company follows the provisions of FASB Topic 718 on stock based compensation. Effective January 1, 2006, the Company adopted the provisions which established the financial accounting and reporting standards for stock-based compensation plans. This required the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, and employee stock purchases related to the ESPP. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). As of December 31, 2010, the total compensation costs related to non-vested awards not yet recognized is $284,104 which will be recognized over the next two and one-half years.

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

Sale of New Jersey Net Operating Losses and Grants

The Company participates in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) administered by the New Jersey Economic Development Authority. The Program allows qualified technology and biotechnology businesses located in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. In 2009 the Company received net proceeds of $3,914,481 from the sale of New Jersey Net Operating Losses for the years 2004 through 2008 and there is $6,890,533 left from 2008 of operating losses to sell in future years, which at the 9% state tax rate equates to $620,148. For the year 2010 the State of New Jersey modified the eligibility requirements to be based on a minimum number of employees. Based on this modification, the Company did not qualify to participate in the program for 2010.

The Company has applied for a cash grant under the Federal Qualifying Therapeutic Discovery Project, which was provided under new section 48D of the Internal Revenue Service, as enacted as part of the Patient Protection and Affordable Care Act of 2010. In December the Company received $244,479 under this program.

The proceeds will enable the Company to continue operations with its main focus on seeking a pharmaceutical partner to further the development of Dextofisopam.

Results of Operations

Years Ended December 31, 2010 and 2009

The Company recorded no product sales revenue and cost of sales or licensing revenue during 2010 and 2009.

The Phase 2b Dextofisopam trial, which was completed in September 2009, did not meet its primary endpoint. During 2010 the Company conducted minimal research and development activity. The Company’s focus was on further understanding the Dextofisopam Phase 2b results and discussing these with a wide variety of potential pharmaceutical partners and investment funds to participate in a Phase 2c clinical trial as the next development stage for Dextofisopam. The Company estimates that the cost of such a trial would be in the $8 million to $10 million range. Therefore to proceed with development the Company needs to secure a partner and /or funding source.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. In June 2007 the Company announced that patient screening had commenced in the Phase 2b trial for Dextofisopam for IBS. Through December 31, 2010 expenditures on this trial, from inception, amounted to $15,787,563.

During 2010 the Company explored initiating proof of concept clinical studies in other therapeutic areas with its compounds and conferred with clinical and scientific experts as to the best opportunity. Consequently research and development expenses were minimal.

During 2009 and 2010 the Company lowered its general and administrative costs by streamlining operations, focusing on reducing all non core costs.

Net Research & development (R&D) expenses decreased by $4,169,144 or 94% from $4,422,600 in 2009 to $253,456 in 2010 due to the curtailment of research and development activities on the Dextofisopam Phase IIb trial. The decline reflects decreases in virtually every research and development category. The primary reductions include a $198,000 reduction in payroll, a $147,000 reduction in professional fees and consulting, a $3,451,000 reduction in clinical fees and a reduction of $129,000 in various facility related expenses. An additional reduction occurred when the Company received a $244,000 cash grant under the Federal Qualifying Therapeutic Discovery Project for work completed on Dextofisopam in 2009.

In process research and development costs which were related to the Vela milestone decreased by $180,000 from $180,000 in 2009 to $0 in 2010. On April 9, 2009 the last patient was enrolled in the Phase 2b trial thus triggering the following milestone: $1 million cash and 2 million shares of Pharmos common stock: Final patient enrolled in Phase 2b trial. The expense of the milestone of $180,000 was reflected in the Q1 2009 results while the payment of the cash portion of the milestone was deferred under an amendment to the acquisition agreement. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. The cash portion was also expensed in Q1 2009 but was reversed in Q4 2009 since it is not probable that the amended terms will be met in the foreseeable future, which includes receipt of at least $10 million cash upfront payment. Since the trial results were not successful, no other milestones have been achieved.

General and administrative expenses decreased by $349,135 or 23%, from $1,536,470 in 2009 to $1,187,335 in 2010.  The decrease in general and administrative expenses is due to a reduction in expenses in every expense category.  Significant reductions occurred in salaries and benefits $128,000, professional & consulting fees $171,000, facility related expenses $150,000 and were offset by an increase to the miscellaneous expenses of $100,000 when comparing 2010 to 2009.  The majority of the decline in the salaries and benefits were attributable to no bonuses paid out which were partially offset by higher stock compensation expenses.  Lower professional & consulting fees in 2010 are due to reductions in the utilization of outside counsel, a change in auditors which resulted in a significant reduction and lower overall consulting expenses for the year. The Company also incurred lower investor relations expenses and reduced rent expenses as the majority of the facility related reductions. Finally we incurred an increase in miscellaneous expenses in 2010 over 2009 as credits against miscellaneous expenses were greater in 2009 than in 2010. In 2009 we reduced our expenses of $100,000 for an accrued marketing expense that will not be paid.

Other expense net, decreased by $718,029 from an expense of $821,431 in 2009 to an expense of $103,402 in 2010. Interest expense decreased by $114,591 from $225,335 in 2009 to $110,744 in 2010. The decrease in 2010 interest expense results from the retirement of convertible debentures in April 2009. Debt conversion expense decreased by $596,104 from $596,104 in 2009 to $0 in 2010 was attributable to the convertible debentures retired in April 2009. The conversion of the debentures at a reduced conversion price resulted in a debt conversion expense of $596,104 as the original conversion price of $0.70 was reduced to $0.275.

The Company had a decrease in income tax benefit by $3,914,481 from $3,914,481 in 2009 to $0 in 2010. The income tax benefit represents funds derived from the sale of Pharmos’ New Jersey State net operating losses in 2009. In 2010 the Company did not qualify to participate in sale of net operating losses to the State of New Jersey because it did not meet the minimum number of employees.

Liquidity and Capital Resources

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $211.4 million as of December 31, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. During 2010 the Company was awarded a cash grant of $244,000 under the Federal Qualifying Therapeutic Discovery Project for the further development of Dextofisopam. The Company had approximately $3.1 million of cash and cash equivalents at December 31, 2010. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

For the year 2010 the State of New Jersey modified the eligibility requirements for the net operating loss sale program to be based on a minimum number of employees. Based on this modification, the Company did not qualify to participate in the program for 2010 and it is not known if the Company will again be eligible in the future.

As the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam it may decide to embark on smaller clinical trials for Dextofisopam or commence pre-clinical development on its other intellectual property assets which could further reduce the company’s current resources.  In addition, work has been conducted with various academic and research centers to explore a proof of concept trial using S-Tofisopam in gout patients.  It is expected that the Company will initiate a trial in 2011.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

The following table describes the Company’s liquidity and financial position on December 31, 2010, and December 31, 2009:

	December 31, 2010	December 31, 2009
Working capital	$3,015,068	$4,238,033
Cash and cash equivalents	$3,139,347	$4,629,486
Convertible debenture, due 2012	$1,000,000	$1,000,000

Current working capital position

As of December 31, 2010, the Company had working capital of $3.0 million consisting of current assets of $3.2 million and current liabilities of $0.2 million. This represents a decrease from its working capital of $4.2 million on current assets of $4.6 million and current liabilities of $0.4 million as of December 31, 2009.

Current and future liquidity position

At December 31, 2010 the Company had approximately $3.1 million of cash and cash equivalents, which at current operating levels should be sufficient to continue operations at least through December 31, 2011, excluding clinical trial requirements which may be necessary to facilitate a pharmaceutical partnership for the advancement of its compounds. The Company’s ultimate ability to continue as a going concern is largely dependent upon achieving a pharmaceutical partnership for the advancement of its lead compound, Dextofisopam for the treatment of IBS which, to date, has not occurred. Further, the Company may embark on smaller clinical trials, the expense of which would further reduce cash resources available.

The Company has in the past pursued various funding options, including additional equity offerings, strategic corporate alliances, and business combinations, as well as grants and the sale of some of its New Jersey net operating loss carry forwards. Future equity financings will be challenging because of the low market capitalization of the Company and the move from the Nasdaq market to trading on the over the counter Pink Sheets in March 2009 and the sale of New Jersey operating loss carryfowards has been limited.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Cash

At December 31, 2010, cash and cash equivalents totaled $3.1 million. At December 31, 2009 cash and cash equivalents totaled $4.6 million. This net decrease in cash of $1.5 million was due to the utilization of cash for operating activities offset by the proceeds from the Federal Qualifying Therapeutic Discovery Program Grant. The cash and cash equivalents will be used to finance future operating expenses.

Operating activities

Net cash used in operating activities for 2010 was $1.5 million compared to $2.3 million for 2009. The decrease is primarily attributed to lower research and development expenses and general and administrative expenses incurred in 2010. Research and development expenses declined from $4.4 million in 2009 to $0.3 million in 2010 while general and administrative expenses declined from $1.5 million in 2009 to $1.2 million in 2010.

Capital expenditures

Our capital expenditures for property, plant and equipment for 2010 and 2009 totaled approximately $5,785 and $0 respectively for normal replacements and improvements.

Investing activities

In 2009 the only significant activity was the cash received related to the disposition of certain fixed assets in Israel.

Financing activities

In April 2009 the proceeds from the issuance of common stock and warrants, net of issuance costs, were recorded in the amount of $1,779,777.

Common Stock Transactions

At the closing of the Vela Pharmaceuticals Inc. acquisition on October 25, 2006, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders.  Pharmos also agreed to reimburse Vela for $679,000 of operating expenses from July 1, 2006 through closing.  The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of Dextofisopam, aggregating up to an additional $5 million in cash and the issuance of up to an additional 9,250,000 shares of Pharmos common stock.  In the event that such shares or payments are issued or funded in future periods, the values are to be expensed as in-process research and development and charged to results of operations; any such future charge could be material.  None of the conditions requiring issuance of these contingent shares or funding these payments had been met as of December 31, 2010 and December 31, 2009 except for a $1.0 million milestone payment made by Pharmos due upon the commencement of the Dextofisopam Phase 2b study.

On January 3, 2008, the Company entered into an Amendment to the Merger Agreement relating to its acquisition of Vela. The Amendment defers the payment by the Company of certain cash milestones payable by the Company to the former stockholders of Vela upon (A) the enrollment of the final patient in the Company’s Phase 2b clinical trial for Dextofisopam ($1 million payment obligation) and (B) the successful completion of such Phase 2b trial ($2 million payment obligation). Payment of such cash milestones will be deferred until such time as (X) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of Dextofisopam resulting in an upfront cash fee of at least $10 million, or a financing with net proceeds of at least such amount, and (Y) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. Additionally, the Company’s obligations to issue to the former Vela stockholders 2 million shares of Common Stock after final patient enrollment in the Dextofisopam Phase 2b clinical trial and was deferred until November 2009, and the 2 million patient enrollment milestone shares were issued in November 2009. Finally the 2.25 million shares of Common Stock after a successful Phase 2b trial milestone was not met as the Phase 2b dextofisopam trial did not meet its primary endpoints, as it did not meet the definition of a successful trial. Therefore the 2.25 million shares related to this milestone are not payable and have been removed from the listing of remaining potential future milestones.

Other

In 2010 and 2009, the Company sold $0 and $49,707,690, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The net proceeds from the sale in 2010 and 2009 were $0 and $3,914,481, respectively and such amounts were recorded as a tax benefit in the consolidated statements of operations. The New Jersey State Governor must approve the Program each year on July 1st within the approval of the annual state budget.  The maximum amount of benefits a participant can apply to sell is capped at $10,000,000 annually per company. The remaining NOL’s which qualify under the program through 2009 amount to $6,890,541. In 2010 the Company did not qualify to participate in sale of net operating losses to the State of New Jersey because it did not meet the minimum number of employees.

Under Internal Revenue Code Section 382 rules, a change in ownership can occur whenever there is a shift in ownership by more than 50 percentage points by one or more five-percent shareholders within a three-year period.  When a change of ownership is triggered, the Company’s net operating losses (NOL) asset may be limited.  The Company believes that substantially all of its Federal NOL’s is subject to restrictions as to future use in accordance with IRS Code Section 382.

Commitments and Long Term Obligations

The table below sets out our current contractual obligations.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Undetermined
Operating Leases	$25,548	$25,548	$-	$-	$-	$-
Convertible Debenture Interest	183,333	100,000	83,333
Convertible Debenture	1,000,000	-	1,000,000	-	-	-
Total	$1,208,881	$125,548	$1,083,333	$-	$-	$-

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

(1) The milestone was reached when the final patient was enrolled in the Dextofisopam Phase 2b trial and was recognized in the first quarter of 2009 as all probability criteria were met. The milestone had two components, a cash portion of $1,000,000 and a share portion of 2,000,000 shares valued at $180,000.  The total charge in the first quarter was $1,180,000. The shares were issued in November 2009 under the terms of the Amendment #3 to the agreement and plan of merger. Under that amendment the payment of the cash portion was deferred until such time as 1) the Company successfully entered into a strategic collaboration or licensing agreement with a third party for the development of Dextofisopam resulting in an upfront cash fee of at least $10 million, and 2) payment of the cash milestone would still leave the Company with one year’s operating cash.

The Company recorded the milestone in the first quarter as it met the accounting requirements of under ACS 450. The results of the Phase 2b trial were announced in September 2009 and reported that while there was clearly drug activity, the trial did not achieve its primary endpoint. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. The cash portion that was expensed in Q1 2009 was reversed in Q4 2009 since it is not deemed probable that the amended terms would be achieved. Since the trial results were not successful, no other milestones have been achieved.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Pharmos’ internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Pharmos’ internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the Company are as follows:

Name	Age	Position
Robert F. Johnston	74	Executive Chairman of the Board of Directors
S. Colin Neill	64	President, Chief Financial Officer, Secretary and Treasurer
Srinivas Akkaraju, MD, Ph.D*	42	Director
Anthony B. Evnin, Ph.D*	69	Director
Charles W. Newhall III	66	Director
Steven Leventer, Ph.D*	55	Director

*	Members of the Audit Committee

Robert F. Johnston became Executive Chairman of the Board of Directors of Pharmos in January 2008. Mr. Johnston, a venture capitalist, is President of Johnston Associates which he founded in 1968 to provide financing for emerging companies in the biotechnology and healthcare fields. Mr. Johnston was a founder and Chairman of Vela Pharmaceuticals, Inc., which merged into Pharmos in late 2006, and has founded numerous public companies including Sepracor, Cytogen, I-STAT (sold to Abbott), Ecogen, Genex and Envirogen (sold to Shaw Environmental). He also played an active and key role in the early formations of private companies such as Sonomed, Immunicon (sold to J&J), PharmaStem (formerly Biocyte), ExSAR and Targent. Mr. Johnston served as CEO of Cytogen from July 1988 to April 1989. He is also a member of the Advisory Council of the Department of Molecular Biology at Princeton University.  Mr. Johnston is a founder and President of Educational Ventures, a foundation focused on funding improvements in the educational system; and  Chairman of Center for Education Reform (CER) an advocate for charter schools. Mr. Johnston received his B.A from Princeton University and his M.B.A. from New York University. Based on Mr. Johnston’s familiarity with the Company as an incumbent member of the Company’s Board of Directors, his prior membership on the board of directors of other public companies and his knowledge of the pharmaceutical industry, the Governance and Nominating Committee of the Board of Directors concluded that Mr. Johnston has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

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

Srinivas Akkaraju, M.D., Ph.D., a director since October 2006, is a Managing Director of New Leaf Venture Partners. Dr. Akkaraju joined New Leaf in January 2009. Previously he was a Managing Director of Panorama Capital, LLC, a private equity firm founded by the former venture capital investment team of J.P. Morgan Partners, LLC, and a private equity division of JPMorgan Chase & Co. Prior to August 1, 2006, Dr. Akkaraju was a Partner with J.P. Morgan Partners, LLC which he joined in April 2001. Prior to JPMorgan Partners, LLC, from October 1998 to April 2001, Dr. Akkaraju was in the Business and Corporate Development group at Genentech, Inc. where he served in various capacities, most recently as Senior Manager and project team leader for one of Genentech’s clinical development products. Dr. Akkaraju is currently a member of the Board of Directors of Seattle Genetics, Inc., and several private biotechnology companies. Dr. Akkaraju received his undergraduate degrees in Biochemistry and Computer Science from Rice University and his M.D. and Ph.D. in Immunology from Stanford University. Based on Dr. Akkaraju’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as a member of our Audit Committee, his membership on the board of directors of other companies and his expertise and experience in the biotechnology industry, the Governance and Nominating Committee of the Board of Directors concluded that Dr. Akkaraju has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Anthony B. Evnin, Ph.D., a director since October 2006, is a Partner of Venrock, a venture capital firm, where he has been a Partner since 1975. He is currently a member of the Board of Directors of AVEO Pharmaceuticals, Inc., Icagen, Inc., and Infinity Pharmaceuticals, Inc. as well as being on the Board of Directors of a number of private companies. During the last five years, Dr. Evnin served as a director of Memory Pharmaceuticals Corp., Sunesis, Inc., Renovis, Inc., and Coley Pharmaceuticals Group, Inc. Dr. Evnin is a Trustee of The Rockefeller University, a Trustee of The Jackson Laboratory, a Trustee Emeritus of Princeton University, and a Member of the Board of Overseers of Memorial Sloan-Kettering Cancer Center. He received an A.B. in Chemistry from Princeton University and a Ph.D. in Chemistry from the Massachusetts Institute of Technology. Based on Dr. Evnin’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as a member of our Audit Committee, his membership on the board of directors of other public companies and his knowledge of the pharmaceutical industry, the Governance and Nominating Committee of the Board of Directors concluded that Dr. Evnin has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Charles W. Newhall, III, a director since October 2006, co-founded New Enterprise Associates (NEA). Founded in 1977, NEA is one of the largest Venture Capital firms in the United States. To date Mr. Newhall has served as a director of over 40 venture backed companies. Many have gone public and have been acquired. Several of these companies achieved market capitalizations in excess of $1 billion. He also started several healthcare information technology companies like PatientKeeper, TargetRx, and LifeMetrix. Some of his current board memberships include Vitae Pharmaceuticals, Supernus Pharmaceuticals, TargetRx, Sensors for Medicine and Science, and BrainCells Inc. In 1986 he founded the Mid-Atlantic Venture Capital Association (MAVA), which now has over 80 venture capital firms that are members, and is one of the most active regional venture associations in the country. He is Chairman Emeritus of MAVA. Before NEA, Mr. Newhall was a Vice President of T. Rowe Price. He served in Vietnam commanding an independent platoon including an initial reconnaissance of Hamburger Hill. His decorations include the Silver Star and Bronze Star V (1st OLC). He received an MBA from Harvard Business School, and an Honors Degree in English from the University of Pennsylvania. Based on Mr. Newhall’s familiarity with the Company as an incumbent member of the Company’s Board of Directors, his membership on the board of directors of other public companies and his knowledge of the pharmaceutical industry, the Governance and Nominating Committee of the Board of Directors concluded that Mr. Newhall has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Steven Leventer, Ph.D., a director since September 2010, currently serves as Vice President, Clinical Research and Head of the Neuroscience Division   at PharmaNet, a full-service contract research organization (CRO) based in Princeton, NJ.  Dr. Leventer was trained as a neurochemist, with post-doctoral fellowships and faculty appointments at the University of Texas, Western Psychiatric Institute and Clinic, and Loyola University Stritch School of Medicine.  Dr. Leventer has over 20 years of experience in all phases of drug development, having held senior positions in large Pharma (Wyeth), small Pharma (Vela Pharmaceuticals and Pharmos Corporation) and CROs (Quintiles and PharmaNet).  His overall experience includes direction of over 100 clinical trials, from single studies to entire development programs across multiple indications and phases of drug development. Based on Dr. Leventer’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as a member of our Audit Committee and his extensive expertise and experience in the pharmaceutical industry, the Governance and Nominating Committee of the Board of Directors concluded that Dr. Leventer has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

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

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent registered public accounting firm and evaluating the Company’s accounting policies and its system of internal controls.  The Audit Committee is comprised of three members: Messrs. Evnin, Akkaraju and Leventer, all of whom are independent directors.  Mr. Evnin is the designated “audit committee financial expert” under Item 407(d)(5) of Regulation S-K.  Mr. Evnin is considered “independent”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2010, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.  The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

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

Bonuses for 2010 and Compensation Determinations for 2011

The Compensation and Stock Option Committee has determined not to award any bonuses for 2010 and to leave base salaries unchanged for 2011.

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

THE COMPENSATION AND
STOCK OPTION COMMITTEE
Anthony B. Evnin
Charles W. Newhall, III

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the President, Chief Executive Officer and Executive Chairman of the Company in 2010 and the previous year, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2010.

Name/Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation		Total Compensation

S. Colin Neill	2010	$300,000	-	-	-	$21,967	(1)	$321,967
President,	2009	$300,000	$80,000	-	$105,820	$21,967	(1)	$507,787
Chief Financial Officer,
Secretary & Treasurer

Robert F. Johnston	2010	-	-	-	-	-		-
Executive Chairman	2009	-	$80,000	$264,000	-	-		$344,000

(1)
In 2010, consists of $7,350 in 401k employer contribution, $5,617 in life insurance and $9,000 in automobile allowance. In 2009, consists of $7,350 in 401k employer contribution, $5,617 in life insurance and $9,000 in automobile allowance.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity Incentive Plan awards: Number of securities underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That have not vested ($)

S. Colin Neill	225,000	375,000	(1)	600,000	$0.22	5/11/2019
	89,375	40,625	(2)	130,000	$0.35	1/23/2018
	37,500	2,500	(3)	40,000	$1.84	1/17/2017
	90,000	0	(4)	90,000	$1.75	10/5/2016
	441,875	418,125		860,000

Robert F. Johnston	272,222	77,778	(5)	350,000	$0.35	1/23/2018	750,000	(6)	$$67,500

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
(6)       On May 11, 2009, Robert F. Johnston was granted a restricted stock award of 1,200,000 shares. 25% of the options were scheduled to vest upon the first anniversary of the grant date with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.

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

As of December 31, 2010, 3,460,499 options to purchase shares of the Company’s Common Stock were outstanding under various option plans. During 2010, the Company granted 490,000 options to purchase shares of its Common Stock to directors.

A summary of the various established stock option plans is as follows:

2000 Plan.  The 2000 Plan is administered by a committee appointed by the Board of Directors (the “Compensation Committee”).  The Compensation Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations.

The maximum number of shares of Common Stock available for issuance under the 2000 Plan, as amended, is 4,700,000 shares. The Plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 2000 Plan that expire or terminate will again be available for options to be issued under the Plan.

The price at which shares of Common Stock may be purchased upon exercise of an incentive stock option must be at least 100% of the fair market value of Common Stock on the date the option is granted (or at least 110% of fair market value in the case of a person holding more than 10% of the outstanding shares of Common Stock (a “10% Stockholder”).

The aggregate fair market value (determined at the time the option is granted) of Common Stock with respect to which incentive stock options are exercisable for the first time in any calendar year by an optionee under the 2000 Plan or any other plan of the Company or a subsidiary, shall not exceed $100,000.  The Compensation Committee will fix the time or times when, and the extent to which, an option is exercisable, provided that no option for annual option grants will be exercisable earlier than one year or later than ten years after the date of grant (or five years in the case of a 10% Stockholder).  The option price is payable in cash or by check to the Company.  However, the Board of Directors may grant a loan to an employee, other than an executive officer, pursuant to the loan provision of the 2000 Plan, for the purpose of exercising an option or may permit the option price to be paid in shares of Common Stock at the then current fair market value, as defined in the 2000 Plan.

The 2000 Plan provides that the Compensation Committee may in its discretion determine when any particular stock option shall expire.  A stock option agreement may provide for expiration prior to the end of its term in the event of the termination of the optionee’s service to the Company or death or any other circumstances.

The 2000 Plan provides that outstanding options shall vest and become immediately exercisable in the event of a “sale” of the Company, including (i) the sale of more than 75% of the voting power of the Company in a single transaction or a series of transactions, (ii) the sale of substantially all assets of the Company, (iii) approval by the stockholders of a reorganization, merger or consolidation, as a result of which the stockholders of the Company will own less than 50% of the voting power of the reorganized, merged or consolidated company.

The Board of Directors may amend, suspend or discontinue the 2000 Plan, but it must obtain stockholder approval to (i) increase the number of shares subject to the 2000 Plan or (ii) change the designation of the class of persons eligible to receive options.

Under current federal income tax law, the grant of incentive stock options under the 2000 Plan will not result in any taxable income to the optionee or any deduction for the Company at the time the options are granted.  The optionee recognizes no gain upon the exercise of an option.  However the amount by which the fair market value of Common Stock at the time the option is exercised exceeds the option price is an “item of tax preference” of the optionee, which may cause the optionee to be subject to the alternative minimum tax.  If the optionee holds the shares of Common Stock received on exercise of the option at least one year from the date of exercise and two years from the date of grant, he will be taxed at the time of sale at long-term capital gains rates, if any, on the amount by which the proceeds of the sale exceed the option price.  If the optionee disposes of the Common Stock before the required holding period is satisfied, ordinary income will generally be recognized in an amount equal to the excess of the fair market value of the shares of Common Stock at the date of exercise over the option price, or, if the disposition is a taxable sale or exchange, the amount of gain realized on such sale or exchange if that is less.  If, as permitted by the 2000 Plan, the Board of Directors permits an optionee to exercise an option by delivering already owned shares of Common Stock valued at fair market value) the optionee will not recognize gain as a result of the payment of the option price with such already owned shares.  However, if such shares were acquired pursuant to the previous exercise of an option, and were held less than one year after acquisition or less than two years from the date of grant, the exchange will constitute a disqualifying disposition resulting in immediate taxation of the gain on the already owned shares as ordinary income.  It is not clear how the gain will be computed on the disposition of shares acquired by payment with already owned shares.

2001 Employee Stock Purchase Plan.  The 2001 Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Code.  All employees of the Company, its former Pharmos Ltd. subsidiary or any other subsidiaries or affiliated entities who have completed 180 consecutive days of employment and who customarily work at least 20 hours per week will be eligible to participate in the 2001 Plan, except for any employee who owns five percent or more of the total combined voting power or value of all classes of stock of the Company or any subsidiary on the date a grant of a right to purchase shares under the 2001 Plan (Right) is made.  There currently are no such employees with such large holdings.  Participation by officers in the 2001 Plan will be on the same basis as that of any other employee. No employee will be granted a Right which permits such employee to purchase shares under the 2001 Plan at a rate which exceeds $25,000 of fair market value of such shares (determined at the time such Right is granted) for each calendar year in which such Right is outstanding. Each Right will expire if not exercised by the date specified in the grant, which date will not exceed 27 months from the date of the grant. Rights will not be assignable or transferable by a participating employee, other than in accordance with certain qualified domestic relations orders, as defined in the Code, or by will or the laws of descent and distribution.

The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares.  Under the 2001 Plan, for any given calendar year, a participating employee can only be granted Rights to purchase that number of shares which, when multiplied by the exercise price of the Rights, does not exceed more than 10% of the employee’s base pay. To date, the Company has issued 12,560 shares of its common stock under the 2001 Plan. The Company did not issue any shares under the 2001 Plan in 2010 and 2009.

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

Compensation of Directors

Our Director Compensation policy is as follows:

1.
At the election of each Director, either (i) 20,000 fully vested ten-year stock options are granted in January and 20,000 fully vested ten-year stock options are granted on July 1, or (ii) a cash payment of $6,000 is made in January and $6,000 on July 1.

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

3.
Effective September 2, 2010, newly elected members of the Board of Directors shall receive a one-time grant of 350,000 ten-year stock options, one-third of which shall be immediately vested and exercisable, one-third of which shall vest on the first anniversary of grant and one-third of which shall vest on the second anniversary of grant, at an exercise price equal to the closing price of the company’s Common Stock on the trading date immediately prior to the date a new Director joins the Board; and that any Director receiving such one-time grant will not be eligible for compensation customarily awarded to Directors until the first semi-annual option grant or cash payment to Directors following the first anniversary of his or her one-time option grant.

DIRECTOR COMPENSATION FOR 2010

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash($)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)
Srinivas Akkaraju, M.D., Ph.D.	0	$2,336		$-		$2,336
Anthony B. Evnin, Ph.D.	0	$2.920		$-		$2,920
Charles W. Newhall, III	0	$2,920		$-		$2,920
Steven Leventer, Ph.D.	0	$35,069	(2)	$20,000	(3)	$55,069

(1)	Reflects the aggregate grant date fair value in accordance with FAS ASC Topic 718. All options awarded to Directors in 2010 remained outstanding at fiscal year-end.
(2)	Dr Leventer was granted 350,000 ten-year options in September 2010 upon his appointment as a new board member of the Company.
(3)
Represents fees paid by the Company to PharmaNet, with whom Dr. Leventer is employed, pursuant to a consulting arrangement.  The fees consisted of $19,250 for consulting, and $750 in travel expense reimbursement.

New Director Appointment in 2010

In September of 2010 Steven Leventer, Ph.D was appointed as a new board member.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Stock Option Committee in 2010 were Anthony B. Evnin and Charles W. Newhall, III.  There were no interlocks on the Compensation and Stock Option Committee in 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	3,498,474	$1.97	7,580,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,498,474	$1.97	7,580,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of February 17, 2011, except as set forth in the footnotes, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company’s Stock, (ii) each of the Company’s executive officers and Directors, and (iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person’s name.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Total (1)
Robert F. Johnston c/o Pharmos Corporation 99 Wood Avenue South, Suite 302, Iselin, NJ 08830	17,986,584	(2)	27.2%
Srinivas Akkaraju, M.D., Ph.D. c/o New Leaf Venture Partners 2500 Sand Hill Road, Suite 203, Menlo Park, CA 94025	203,750	(3)	*
Anthony B. Evnin c/o Venrock Associates 530 Fifth Avenue, 22nd Floor, New York, NY 10036	13,857,695	(4)	21.7%
Steven Leventer c/o Pharmos Corporation 99 Wood Avenue South, Suite 302, Iselin, NJ 08830	157,778	(5)	*
Charles W. Newhall, III c/o New Enterprise Associates 1954 Greenspring Drive, Suite 600, Timonium, MD 21093	22,623,150	(6)	33.3%
S. Colin Neill c/o Pharmos Corporation 99 Wood Avenue South, Suite 302, Iselin, NJ 08830	565,000	(7)	*
All Current Directors and Executive Officers as a group (six persons)	55,393,957	(8)	69.9%
New Enterprise Associates 10, LP 1954 Greenspring Drive, Suite 600, Timonium, MD 21093	22,435,650	(9)	33.1%
Venrock Associates Venrock Associates III LP Venrock Entrepreneurs Fund III LP 530 Fifth Avenue, 22nd Floor, New York, NY 10036	13,665,195	(10)	21.4%

* Less than 1%.

(1)
Based on 59,732,332 shares of common stock outstanding as of February 17, 2011, plus each individual’s warrants or options which are either currently exercisable or will be exercisable within 60 days of the date set forth above.  Assumes that no other individual will exercise any warrants and/or options.

(2)
Consists of 5,694,921 outstanding shares, 291,663 shares issuable upon exercise of currently exercisable options, and 6,000,000 outstanding shares and 6,000,000 currently exercisable warrants held by Demeter Trust.

(3)	Consists of 203,750 shares issuable upon exercise of currently exercisable options.

(4)	Consists of shares beneficially owned by Venrock Associates, Venrock Associates III LP and Venrock Entrepreneurs Fund III LP and 192,500 shares issuable upon exercise of currently exercisable options.

(5)	Consists of 41,111 outstanding shares and 116,667 shares issuable upon exercise of currently exercisable options.

(6)	Consists of shares beneficially owned by New Enterprise Associates 10, LP and 187,500 shares issuable upon exercise of currently exercisable options.

(7)	Consists of 75,000 outstanding shares and 490,000 shares issuable upon exercise of currently exercisable options.

(8)	Consists of 35,911,877 outstanding shares, 1,482,080 shares issuable upon exercise of currently exercisable options and 18,000,000 shares issuable upon exercise of currently exercisable warrants.

(9)	Consists of 14,435,650 outstanding shares and 8,000,000 shares issuable upon exercise of currently exercisable warrants.

(10)	Consists of 9,665,195 outstanding shares and 4,000,000 shares issuable upon exercise of currently exercisable warrants.

Item 13. Certain Relationships, Related Transactions and Director Independence

Director Independence.  The Company has determined that four of the five Directors serving at December 31, 2010 (Srinivas Akkaraju, Anthony B. Evnin, Charles W. Newhall, III and Steven Leventer), were independent under the standards of the Nasdaq Stock Market.

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

Audit fees

For 2010 the aggregate fees billed by Friedman LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ending December 31, 2010 and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q was $55,000.

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

Audit-related fees

There were no audit-related fees in 2010 and 2009.

Tax fees

Aggregate fees for professional services rendered by Friedman LLP in connection with its income tax compliance and related tax services for the years ended December 31, 2010 and 2009 were $0 and $0, respectively.

All other fees

There were no other fees in 2010 and 2009.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated there under). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by Friedman LLP in 2010.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009
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

10(jj)	Form of Pharmos Corporation Indemnification Agreement dated as of April 21, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2009).

10(kk)	2009 Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 18, 2009).**

21	Subsidiaries of the Registrant

21(a)	Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form
10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23	Consents of Experts and Counsel

23(a) ***	Consent of Friedman LLP

31  Rule 13a-14(a)/15d-14(a) Certifications

31(a) ***	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31(b) ***	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32  Section 1350 Certifications

32(a)***	Section 1350 Certification of Principal Executive Officer and Chief Financial Officer

(1)	Confidential information is omitted and identified by a * and filed separately with the SEC.
(**)	This document is a management contract or compensatory plan or arrangement.
(***)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMOS CORPORATION

	By:	/s/ Robert F. Johnston
Robert F. Johnston
Executive Chairman
(Principal Executive Officer)
Date: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert F. Johnston
Robert F. Johnston	Executive Chairman	February 17, 2011
(Principal Executive Officer)

/s/ S. Colin Neill
S. Colin Neill	President and Chief Financial Officer	February 17, 2011
(Principal Financial and Accounting Officer)

/s/ Srinivas Akkaraju
Srinivas Akkaraju, MD, Ph.D.	Director	February 17, 2011

/s/ Anthony B. Evnin
Anthony B. Evnin, Ph.D.	Director	February 17, 2011

/s/ Charles W. Newhall, III
Charles W. Newhall, III	Director	February 17, 2011

/s/ Steven Leventer
Steven Leventer, Ph.D.	Director	February 17, 2011

Pharmos Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009	F-4
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2010 and 2009	F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F-6
Notes to consolidated financial statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders’ of Pharmos Corporation
Iselin, New Jersey

We have audited the accompanying consolidated balance sheets of Pharmos Corporation and its subsidiaries (the “Company”) as of December 31, 2010 and December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharmos Corporation and subsidiaries as of December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and expects to continue to incur losses going forward, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Friedman LLP
East Hanover, New Jersey
February 17, 2011

PHARMOS CORPORATION
Consolidated Balance Sheets
	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$3,139,347	$4,629,486
Prepaid expenses and other current assets	46,833	25,678
Total current assets	3,186,180	4,655,164

Fixed assets, net	5,613	1,379
Other assets	-	32,479

Total assets	$3,191,793	$4,689,022

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$67,199	$73,717
Accrued expenses	103,913	148,414
Accrued wages and other compensation	-	195,000
Total current liabilities	171,112	417,131

Convertible debenture	1,000,000	1,000,000
Total liabilities	1,171,112	1,417,131

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 shares authorized, 59,585,273 and 59,291,154 issued in 2010 and 2009, respectively	1,787,558	1,778,735
Paid-in capital in excess of par	211,587,386	211,301,675
Accumulated deficit	(211,353,837)	(209,808,093)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	2,020,681	3,271,891

Total liabilities and shareholders' equity	$3,191,793	$4,689,022
The accompanying notes are an integral part of these consolidated financial statements.

PHARMOS CORPORATION
Consolidated Statements of Operations

	Year ended December 31,
	2010	2009
Expenses
Research and development, gross	$497,935	$4,422,600
Grants	(244,479)	-
Research and development, net of grants	253,456	4,422,600
In-process acquired research and development	-	180,000
General and administrative	1,187,335	1,536,470
Depreciation and amortization	1,551	8,314
Total operating expenses	1,442,342	6,147,384

Loss from operations	(1,442,342)	(6,147,384)

Other income (expense)

Debt conversion expense	-	(596,104)
Interest income	1,520	8,412
Interest expense	(110,744)	(225,335)
Other income (expense)	5,822	(8,404)
Other (expense), net	(103,402)	(821,431)

Loss before income taxes	$(1,545,744)	$(6,968,815)
Income tax benefit	-	(3,914,481)

Net loss	$(1,545,744)	$(3,054,334)

Net loss per share
- basic and diluted	$(0.03)	$(0.06)

Weighted average shares outstanding
- basic and diluted	58,529,204	47,445,014

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Years ended December 31, 2010 and 2009

	Common Stock				Treasury Stock
	Shares	Amount	Paid-in Capital in Excess of Par	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2008	26,210,290	$786,307	$206,309,096	$(206,753,758)	2,838	$(426)	$341,219

Stock and option issuance for employee compensation			175,438				175,438
April 2009 financing net	18,000,000	540,000	1,239,777				1,779,777
Debentures converted to equity	10,909,091	327,275	3,268,829				3,596,104
Reversal of deferred financing fees			(78,382)				(78,382)
Vela Milestone	2,000,000	60,000	120,000				180,000
Restricted stock grant	1,200,000	36,000	(36,000)				-
Issuance of Common Stock for Debenture Interest payment	971,773	29,153	302,917				332,070
Net Loss				(3,054,335)			(3,054,335)
December 31, 2009	59,291,154	1,778,735	211,301,675	(209,808,093)	2,838	(426)	3,271,891
Stock and option issuance for employee compensation			194,534				194,534
Issuance of Common Stock for Debenture Interest payment	294,119	8,823	91,177				100,000
Net Loss				(1,545,744)			(1,545,744)
December 31, 2010	59,585,273	$1,787,558	$211,587,386	$(211,353,837)	2,838	$(426)	$2,020,681

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(1,545,744)	$(3,054,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,551	8,314
Amortization of deferred financing fees	10,745	32,432
Non cash debt conversion expense	-	596,104
Share-based compensation	194,534	175,438
Debenture interest paid in common stock	100,000	130,403
Milestone paid in common shares	-	180,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	579	656,228
Accounts payable	(6,518)	(810,249)
Accrued expenses	(44,501)	(265,585)
Accrued wages and other compensation	(195,000)	108,000
Other liabilities	-	(44,316)
Net cash used in operating activities	(1,484,354)	(2,287,565)

Cash flows from investing activities
Purchases of fixed assets	(5,785)	-
Proceeds from disposition of fixed assets	-	367,994
Decrease in restricted cash	-	38,998
Net cash (used in) provided by investing activities	(5,785)	406,992

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	-	1,779,777
Net cash provided by financing activities	-	1,779,777

Net decrease in cash and cash equivalents	(1,490,139)	(100,796)

Cash and cash equivalents at beginning of year	4,629,486	4,730,282

Cash and cash equivalents at end of year	$3,139,347	$4,629,486

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for accrued interest	$100,000	$201,667
Write off of deferred financing fees with conversion of debentures	-	$78,382
Conversion of debentures to common stock	-	$3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.	The Company

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

The Phase 2b Dextofisopam trial did not meet its primary endpoints. During 2010 the Company conducted minimal research and development activity. The Company’s focus was on further understanding the Dextofisopam Phase 2b results and discussing these with a wide variety of potential pharmaceutical partners and investment funds to participate in a Phase 2c clinical trial as the next development stage for Dextofisopam.

During 2010 the Company explored initiating proof of concept clinical studies in other therapeutic areas with its compounds and conferred with clinical and scientific experts as to the best opportunity.

The Company has executive offices in Iselin, New Jersey. The Company’s operations in Israel were closed effective October 31, 2008.

2.	Liquidity, Business Risks and Ability to Continue as a Going Concern

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $211.4 million as of December 31, 2010 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. During 2010 the Company was awarded a cash grant of $244,000 under the Federal Qualifying Discovery Project Program for the further development of Dextofisopam. The Company had approximately $3.1 million of cash and cash equivalents at December 31, 2010. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to either advance its lead compound, Dextofisopam, for the treatment of IBS or to advance other earlier stage intellectual property assets.   The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

The Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam. As a result it may decide to embark on smaller clinical trials for Dextofisopam or commence pre-clinical development on its other intellectual property assets which could further reduce the company’s current resources.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Pharmos Corporation
Notes to Consolidated Financial Statements

3.	Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd. and Vela Pharmaceuticals.  All significant intercompany balances and transactions are eliminated in consolidation. Vela Acquisition Corp. is dormant and was used as the vehicle to acquire Vela Pharmaceuticals Inc. in October 2006.  The Israel operations, including research and development activities, ceased effective October 31, 2008 and the Company completed its voluntary liquidation in May 2010.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The most significant estimates and assumptions related to stock based compensation, estimates of commitments and contingencies, and the tax valuation allowance.  Actual results could differ from those estimates.

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

The following table summarized the equivalent number of potential common shares assuming the related securities that were outstanding as of December 31, 2010 and 2009 had been converted.

	2010	2009
Stock options	3,460,499	3,647,155
Restricted stock	750,000	1,200,000
Convertible debenture	1,428,571	1,428,571
Warrants	18,000,000	18,000,000
Total potential dilutive securities not included in loss per share	23,639,070	24,275,726

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of US short term government obligations at December 31, 2010 and 2009.

Pharmos Corporation
Notes to Consolidated Financial Statements

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

Revenue recognition

The Company’s policy with respect to license fees is to recognize revenue when all performance obligations are completed. The Company had no licensing revenue or product sales revenue during 2010 or 2009 and does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

Grants

The costs and expenses of research and development activities are partially funded by grants the Company received. The grants are deducted from research and development expenses at the time such grants are received.

Research and development costs

All research and development costs are expensed when incurred. The Company accounts for reimbursements of research and development costs as a reduction of research and development expenses as the underlying expenses are incurred.

Effective January 1, 2008 the Company adopted the provisions of FASB ASC Topic 730 which requires companies involved in research and development activities to capitalize non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Advance payments are capitalized until the goods have been delivered or the related services have been performed.   At December 31, 2010 and 2009 there was $0 and $0, respectively, in capitalized prepayments.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

Income taxes

The Company accounts for income taxes in accordance with the provisions of FASB ASC Topic 740. “Accounting for Income Taxes” (“ASC – Topic 740”).  Under the asset and liability method of Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

The Company follows the guidance of Financial Accounting Standards Board interpretation in ASC Topic 740 which covers, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Pharmos conducts business in the US and as a result, files US and New Jersey income tax returns. The Company announced that effective October 31, 2008 it would cease operations in Rehovot, Israel. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. Given the Company’s substantial net operating loss carryforwards (“NOLs”), which are subject to a full valuation allowance as well as the historical operating losses, there was no effect on our financial position, results of operations or cash flows related to this Interpretation.

Foreign exchange

The Company’s foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other income (expense).  Such gains and losses have been insignificant in 2010 and 2009.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, investments, other receivables, other assets, accounts payable and accrued liabilities approximate fair value due to their short term maturities. See note for fair value of convertible debentures, due November 2012.

Share based compensation

The Company has stock-based compensation plans under which employees and outside directors receive stock options and other equity-based awards. The plans provide for the granting of stock options, restricted stock awards, and other stock unit awards.  The 2009 Plan approved at the annual meeting of shareholders is administered by the Compensation Committee, which is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards and prescribe award agreements.  The total number of shares of common stock reserved and available for delivery under the 2009 Plan is 8,000,000 shares.   No further shares may be issued from the 2000 Plan, as amended, as it expired after ten years. At December 31, 2010, awards under the 2000 and 2009 plans totalling 3,460,499 shares were outstanding. Pharmos stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant, generally have 10 year terms, and vest no later than four years from the date of grant.

Pharmos Corporation
Notes to Consolidated Financial Statements

Under the terms of the Pharmos Employee Stock Purchase Plan (ESPP), all full-time and part-time employees of the Company who have completed a minimum of 6 months of employment are eligible to participate. The price of the Common Stock is calculated at 85% of the lower of either the mean between the highest and lowest prices at which Pharmos common stock trades on the first business day of the month, or the mean between the highest and lowest trading prices on the day of exercise (the last day of the month). A participant can purchase shares not to exceed 10% of one’s annualized base pay; $25,000; or 5% or more of shares outstanding. The total number of shares reserved for issuance under the 2001 Plan is 100,000 shares.  During the years ended December 31, 2010 & 2009, no shares were purchased under the ESPP and 87,440 shares remain for issuance under the 2001 Plan.

Recently Issued Accounting Standards

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

As described above, $3,000,000 of the convertible debentures were converted on April 21, 2009 resulting in an issuance of 10,909,091 shares of common stock. The original conversion price of $0.70 was reduced to $0.275. The remaining $1,000,000 debenture not converted retains the original $0.70 conversion price. Conversion of this debenture at $0.70 would result in the issuance of 1,428,571 shares of common stock. The conversion of the debentures at a reduced conversion price resulted in a non cash debt conversion expense of $596,104 which has been reflected in the consolidated statement of operations

A registration statement covering the resale of the shares underlying the debenture held by Lloyd I. Miller, III, was declared effective in February 2010.

The Company incurred $217,083 in financing costs which were capitalized and are being amortized utilizing an effective interest rate of 7%.  $10,745 in costs has been amortized in the twelve months ended December 31, 2010.  These costs have been included in interest expense. Three quarters of the deferred financing costs of $78,382 were written off to equity on April 21, 2009 when the related debentures were converted. As of December 31, 2010, $2,789 of interest for the fourth debenture remains to be amortized over the life of the debenture.

5.	Acquisition of Vela Pharmaceuticals, Inc.

In March 2006, the Company announced an agreement to acquire Vela Pharmaceuticals, Inc. (“Vela”), which has a Phase II product candidate, Dextofisopam, in development to treat IBS. The Company has dedicated substantial resources to complete clinical development of this product candidate. The Vela acquisition also includes additional compounds in preclinical and/or clinical development for neuropathic pain, inflammation and sexual dysfunction. The final merger agreement, as amended, was approved by the Company’s shareholders on October 25, 2006.

Pharmos Corporation
Notes to Consolidated Financial Statements

Under the amended Merger Agreement, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. Pharmos also agreed to reimburse Vela for $679,000 of operating expenses from July 1, 2006 through closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of Dextofisopam, aggregating up to an additional $5 million in cash and the issuance of up to an additional 9,250,000 shares of Pharmos common stock. None of the milestone conditions were met at December 31, 2009 and December 31, 2010 except for a $1.0 million milestone payment made by Pharmos due upon the study’s commencement which was paid in 2008.

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

(1) The milestone was reached when the final patient was enrolled in the Dextofisopam Phase 2b trial and was recognized in the first quarter of 2009 as all probability criteria were met. The milestone had two components, a cash portion of $1,000,000 and a share portion of 2,000,000 shares valued at $180,000.  The total charge in the first quarter was $1,180,000. The shares were issued in November 2009 under the terms of the Amendment #3 to the agreement and plan of merger. Under that amendment the payment of the cash portion was deferred until such time as 1) the Company successfully entered into a strategic collaboration or licensing agreement with a third party for the development of Dextofisopam resulting in an upfront cash fee of at least $10 million, and 2) payment of the cash milestone would still leave the Company with one year’s operating cash.

The results of the Phase 2b trial were announced in September 2009 and reported that while there was clearly drug activity, the trial did not achieve its primary endpoints. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. The cash portion that was expensed in Q1 2009 was reversed in Q4 2009 since it is not deemed probable that the amended terms would be achieved. To date, the Company has not been able to achieve the requirements stipulated in Amendment #3 noted above. Since the trial results were not successful, no other milestones have been achieved.

6.	Fixed Assets

Fixed assets consist of the following:

	December 31,
	2010	2009
Leasehold improvements	$158,023	$158,023
Office furniture and fixtures	87,229	87,229
Computer equipment	240,324	234,538
	485,576	479,790
Less - Accumulated depreciation	(479,963)	(478,411)
Fixed Assets, net	$5,613	$1,379

Depreciation of fixed assets was $1,551 and $8,314 in 2010 and 2009, respectively.

7.	Grants for Research and Development

During the years the Company operated a facility in Israel, grants were received from the Office of the Chief Scientist in Israel. The Company did not receive any grants since 2007 and with the closure of the Israel location, will not be eligible for further grants.

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

As of December 31, 2010, the total amounts received under such grants amounted to $17,897,830.  Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $16,408,890, exclusive of interest, based on grants received through December 31, 2010.

The Company closed its operations in Israel effective October 31, 2008 and has subsequently reconciled and repaid a grant in 2009 that was overpaid. All obligations of the Company have been settled except the requirement to pay royalties should any of the related technologies be licensed out and further developed.

The Company applied for a cash grant under the Federal Qualifying Therapeutic Discovery Project, which was provided under new section 48D of the Internal Revenue Service, as enacted as part of the Patient Protection and Affordable Care Act of 2010. In December the Company received $244,479 under this program.

8.	Shareholders Equity Transactions

2010 Transactions

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

The Company elected to pay the interest on its 10% Convertible Debenture due November 2012 in common stock. The interest conversion rate is defined as the greater of (i) the average of the five closing prices immediately prior to the applicable interest payment date, (ii) the closing price on the date of a second closing (which did not occur), and (iii) the closing price on the date of the first closing (which was $0.34).

Pharmos Corporation
Notes to Consolidated Financial Statements

2009 Transactions

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

Some of the warrants issued in connection with various equity financing and related transactions contain anti-dilution provisions requiring adjustment. On April 21, 2009, the Company completed a private placement of 18,000,000 common shares and 18,000,000 warrants. The exercise price of the warrants, which have a five-year term, is $0.12 per share.

Pharmos Corporation
Notes to Consolidated Financial Statements

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

A summary of the various established stock options plans are as follows:

2000 Plan.  The 2000 Plan is administered by a committee appointed by the Board of Directors (the “Compensation Committee”).  The Compensation Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations.

The maximum number of shares of Common Stock available for issuance under the 2000 Plan is 4,700,000 shares, as amended. The Plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like.  Common Stock subject to options granted under the 2000 Plan that expire or terminate will again be available for options to be issued under the Plan.

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

All stock option grants during 2010 were made from the Pharmos Corporation 2000 Incentive and Non-Qualified Stock Option Plan and the 2009 Incentive Compensation Plan.

Pharmos Corporation
Notes to Consolidated Financial Statements

The following table summarizes activity in stock options approved by the Company’s Board of Directors:

	Option	Weighted Average Exercise Price

Options Outstanding at 12/31/08	2,737,106	$3.10

Granted	1,050,000	$0.22
Cancelled	(139,951)	$2.63
Options Outstanding at 12/31/09	3,647,155	$2.29

Granted	490,000	$0.11
Cancelled	(676,656)	$3.09
Options Outstanding at 12/31/10	3,460,499	$1.82

Options exercisable at 12/31/10	2,594,198	$2.35

Options exercisable at 12/31/09	2,441,814	$3.26

Additional information with respect to the outstanding stock options as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.06 - $0.39	2,056,000	8.3 years	$0.23	1,196,137	$0.25
$1.46 - $2.01	343,000	6.0 years	$1.82	336,562	$1.82
$2.15 - $3.95	813,200	4.9 years	$2.37	813,200	$2.37
$5.10 - $8.75	58,037	2.1 years	$5.10	58,037	$5.10
$9.38 - $21.20	190,262	2.3 years	$15.64	190,262	$15.64
	3,460,499	6.8 years	$1.82	2,594,198	$2.35

Pharmos Corporation
Notes to Consolidated Financial Statements

Fair value of options:

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2010	2009
Risk-free interest rate	1.41-2.48%	1.60-2.46%
Expected lives (in years)	5.2	5.2
Dividend yield	0%	0%
Expected volatility	118 -120%	97 -121%
Fair value	$0.09	$0.17

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

During the years ended December 31, 2010 and 2009, employees and outside directors of the Company were granted stock options under the Pharmos 2000 Stock Option Plan and the Pharmos 2009 Incentive Compensation Plan in the amount of 490,000 or a fair value of $43,246 and 1,050,000 or a fair value of $182,419, respectively. The fair value of options that vested during the years ended December 31, 2010 and 2009, without considering forfeitures, was $129,833 and $132,766, respectively.

Total compensation cost related to non-vested awards is approximately $284K which will be recognized over a weighted average exercise period of two and one half years.

Pharmos Corporation
Notes to Consolidated Financial Statements

11.	Income Taxes

For 2010 and 2009, the Company has not recorded a tax benefit on the operating losses generated by U.S and Israeli operations. After an assessment of all available evidence, including historical and forecasted operating results, management has concluded that realization of the Company’s net operating loss carryforwards (“NOLs”), which includes Vela’s historical NOLs and research tax credits generated through the acquisition date,  and other deferred tax assets could not be considered more likely than not. Based on this assessment, the Company has decreased the valuation allowance established on deferred tax assets by approximately $1,681,000 and $7,967,000 in 2010 and 2009, respectively.  The decrease in the valuation allowance for the years ended December 31, 2010 and 2009 relates to reduced deferred tax assets available to the Company due to the expiration of Federal and State NOLs and tax credits, the liquidation of the Israeli operation (and the resulting loss of those NOLs), and the sale of NJ NOLs (discussed in the following paragraph). These reductions in deferred tax assets were partially offset by the current year net operating losses.

In 2009, the Company sold $49,707,690 of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2009, net of commissions, were $3,914,481 and such amount was recorded as a tax benefit in the accompanying 2009 statement of operations. There were no sales under the Program in 2010. The State renews the Program annually and currently limits the aggregate proceeds to $60,000,000. Based on the current guidelines of the Program, we do not believe that the Company will be able to sell any of our remaining or future New Jersey loss carryforwards or tax credits in future periods.

For 2010 and 2009, the Company’s recorded tax benefit differs from the benefit calculated by applying the statutory U.S. Federal income tax rate due to the valuation allowances established on deferred tax assets in those periods and non-deductible charges offset in 2009 by the aforementioned tax benefits from the sale of New Jersey NOLs.

At December 31, 2010 and 2009, the Company’s deferred tax assets are comprised of the following:

	2010	2009
Domestic NOLs	$72,029,000	$73,004,000
Research and Development Credit Carryforwards	6,932,000	7,380,000
Accrued expenses, compensation and other	406,000	664,000
Net Deferred Tax Assets	79,367,000	81,048,000
Valuation allowance	(79,367,000)	(81,048,000)
	$-	$-

Pharmos Corporation
Notes to Consolidated Financial Statements

At December 31, 2010 the Company had net operating losses of approximately $202 million and $53 million for U.S and New Jersey tax return purposes, respectively. Of these amounts, approximately $60 million and $42 million, respectively, relate to Vela’s results of operations prior to the acquisition. Management believes that Vela’s State of New Jersey NOL will not qualify to be available for sale under the Program.  There were no net operating losses for Israel tax return purposes at December 31, 2009 and 2008, as the Company has undertaken a voluntary liquidation of its operations in Israel. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that may be subject to annual limitations on utilization. The remaining U.S. NOLs begin to expire in 2011 and continue to expire through 2030.

The Vela acquisition has been regarded as tax free reorganization, although no assurances can be given to this treatment, within the meaning of Section 368(a) of the Internal Revenue Code.

At December 31, 2010 the Company had 2009, 2008 and 2007 tax returns that remain open and are subject to audit.

12.	Commitments and Contingencies

Leases

The Company leases an office facility in New Jersey, which calls for base rentals, payment of certain building maintenance costs (where applicable) and future increases based on the consumer price indices.

At December 31, 2010, the only commitment for the Company is a short term office space lease that expires on December 31, 2011 in the amount of $25,548.

Rent expense during 2010 and 2009 amounted to $81,329 and $182,314, respectively. In 2010 and 2009, rent expense is net of sublease income of $0 and $37,466, respectively. A sublease entered into March 2006 was for $37,466 annually and expired on December 2009.

Consulting contracts and employment agreements

In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

13.	Fair Value Measurements

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $540,000 at December 31, 2010.  In determining the fair value the Company used level 3 inputs (unobservable) discount rate of 35%. Management used a discount rate they believe was most relevant given the business risks described in Note 2 of the financial statements and because they have been unable to raise third party financing during the past several years.

14.	Employee Benefit Plans

The Company has a 401-K defined contribution profit-sharing plan covering its U.S. employees.  Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $11,538 and $16,251 in 2010 and 2009, respectively.

Pharmos Corporation
Notes to Consolidated Financial Statements

15.	Segment and Geographic Information

The Company is active in one business segment: designing, developing, selling and marketing pharmaceutical products. The Company maintained development operations in the United States and Israel with the Israel locations activities terminated effective October 31, 2008.  Certain assets and liabilities were maintained at the Israel location at December 31, 2009.

Geographic information for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Net loss
United States	$(1,544,875)	$(2,913,759)
Israel	(869)	(140,575)
	$(1,545,744)	$(3,054,334)
Total assets
United States	$3,191,793	$4,669,681
Israel	-	19,341
	$3,191,793	$4,689,022

Long lived assets, net
United States	$5,613	$1,379
Israel	-	-
	$5,613	$1,379
Capital expenditures, net
United States	$5,785	$-
Israel	-	-
	$5,785	$-

Pharmos Corporation
Notes to Consolidated Financial Statements

16.	Quarterly Information (Unaudited)

Year ended
December 31, 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating Expenses	$462,774	$404,039	$450,106	$125,423
Loss from Operations	(462,774)	(404,039)	(450,106)	(125,423)
Other loss	(28,603)	(27,940)	(20,195)	(26,664)
Net loss1	$(491,377)	$(431,979)	$(470,301)	$(152,087)
Net loss per share - basic and diluted*	$(.01)	$(.01)	$(.01)	$(.00)

Year ended
December 31, 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating Expenses2	$3,531,295	$1,631,580	$1,391,610	$(407,101)
Gain or (loss) from Operations	(3,531,295)	(1,631,580)	(1,391,610)	407,101
Other income (loss)	(147,157)	(618,920)	(25,697)	(29,657)
Net gain or (loss)1	$(3,678,452)	$(2,250,500)	$(1,417,307)	$4,291,925
Net gain or (loss) per share - basic and diluted*	$(.14)	$(.05)	$(.03)	$.07

*The addition of earnings (loss) per share by quarter may not equal total earnings (loss) per share for the year.

1.	Includes the sale of the NJ Net Operating Losses in the fourth quarters of 2010 and 2009 of $0 and $3,914,481, respectively.
2.
As further described in Note 5, the Company recorded a charge for $1,000,000 relating to a Vela milestone in the first quarter of 2009. A reassessment of this milestone in the fourth quarter determined that the milestone no longer met the probability criteria to be recorded and the charge was reversed in the fourth quarter 2009. There was no impact on the full year.