Form 10-Q
period 2011-03-31
PHARMOS CORP
filed 2011-04-28
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of April 28, 2011, the Registrant had outstanding 59,732,332 shares of its $.03 par value Common Stock.

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$2,777,520	$3,139,347
Prepaid expenses and other current assets	95,006	46,833
Total current assets	2,872,526	3,186,180

Fixed assets, net	4,987	5,613

Total assets	$2,877,513	$3,191,793

Liabilities and Shareholders’ Equity
Accounts payable	$303,301	$67,199
Accrued expenses	66,846	103,913
Total current liabilities	370,147	171,112

Convertible debenture	1,000,000	1,000,000
Total liabilities	1,370,147	1,171,112

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 shares
authorized, 59,732,332 and 59,585,273 issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively	1,791,970	1,787,558
Paid-in capital in excess of par	211,672,786	211,587,386
Accumulated deficit	(211,956,964)	(211,353,837)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	1,507,366	2,020,681

Total liabilities and shareholders' equity	$2,877,513	$3,191,793

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PHARMOS CORPORATION Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2011	2010
Expenses
Research and development	$281,783	$122,995
General and administrative	294,345	339,314
Depreciation and amortization	626	465
Total operating expenses	576,754	462,774

Loss from operations	(576,754)	(462,774)

Other (expense) income
Interest income	96	287
Interest expense	(26,469)	(28,374)
Other expense	-	(516)
Other expense	(26,373)	(28,603)

Net loss	$(603,127)	$(491,377)

Net loss per share
- basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
- basic and diluted	58,994,984	58,210,866

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pharmos Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(603,127)	$(491,377)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	626	465
Amortization of deferred financing fees	1,469	3,374
Stock based compensation	39,813	46,487
Interest paid in common stock	25,000	25,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49,643)	(82,511)
Accounts payable	236,102	3,273
Accrued expenses	(12,067)	(54,710)
Accrued wages and other compensation	-	(195,000)

Net cash used in operating activities	(361,827)	(744,999)

Net decrease in cash and cash equivalents	(361,827)	(744,999)

Cash and cash equivalents at beginning of year	3,139,347	4,629,486

Cash and cash equivalents at end of period	$2,777,520	$3,884,487

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for accrued interest	$50,000	$50,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Basis of Presentation, Liquidity and Business Risks

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The December 31, 2010 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

At March 31, 2011, the Company had approximately $2.8 million in cash and cash equivalents. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of gout. The Company continues to pursue various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

The Company does not currently have the finances and resources to perform large clinical trials for its most advanced compound, Dextofisopam. During the quarter, the Company conducted work to initiate a proof-of-concept trial in gout patients using S-Tofisopam. The Company currently has sufficient financial resources to fund this clinical trial, but not to advance Dextofisopam.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

1.      The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of diseases of the nervous system, including disorders of the brain-gut axis (e.g., Irritable Bowel Syndrome), with a focus on pain/inflammation, and autoimmune disorders.

Pharmos owns the rights to both R and S Tofisopam through two US issued composition of matter patents. These are the two enantiomers of racemic tofisopam that has been used safely outside the United States for over 30 years. Dextofisopam is the R enantiomer and is being developed for the treatment of irritable bowel syndrome (IBS) and as described below has completed clinical testing through Phase 2b. It is a large unmet medical need but Pharmos does not have the financial resources to fund large IBS trials and therefore seeks a pharmaceutical company as a partner. Levotofisopam is the S enantiomer and is being developed as a treatment for gout.

The Company’s operations in Israel were closed effective October 2008 and the Company has been actively seeking to sell and license the CB2 selective agonist program that had been developed in Israel.

Levotofisopam (S-Tofisopam) for treatment of Gout.

Levotofisopam is the S-enantiomer of the racemic mixture RS-tofisopam, a well tolerated, effective, nonsedating agent used outside the United States for the treatment of a variety of disorders associated with stress or autonomic instability.

During the quarter, the Company conducted work to initiate a proof-of-concept trial in gout patients using Levotofisopam. Two ex-US Phase 1 clinical studies were completed by Vela Pharmaceuticals (merged with Pharmos in October 2006). In these studies, conducted in healthy volunteers in the United Kingdom and The Netherlands, Levotofisopam treatment was generally well tolerated and was associated with a large and rapid reduction in mean uric acid values.

The lowering of uric acid is believed to be a key treatment in gout patients. The precise mechanism by which Levotofisopam lowers uric acid is unknown. However, unlike allopurinol, a drug commonly used to treat gout patients, Levotofisopam does not inhibit xanthine oxidase. Available data indicate that the predominant mechanism of the serum-urate lowering effect of levotofisopam in humans is through uricosuric activity rather than inhibition of urate synthesis.  A precondition leading in some cases to gout is hyperuricemia, which leads to increased pools of insoluable urate. Chronic hyperuricemia can lead to destructive gouty arthritis, formation of kidney stones, urate nephropathy, and /or tophi (crystal aggregates), which can produce grotesque malformations of the hands, feets, or other portions of the body. Hyperuricemia is caused either by an overproduction of or, more usually (80-90% of cases), underexcretion of uric acid, the metabolic product of purine metabolism.

During the quarter, the Company incurred costs associated with conducting work to initiate a proof-of-concept trial in gout patients using Levotofisopam, including the manufacturing of clinical trial material.

Summary of Dextofisopam development through Phase 2b

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

As described below, the Phase 2b Dextofisopam trial did not meet its primary endpoint. The Company’s focus was on further understanding the Dextofisopam Phase 2b results and discussing these with potential pharmaceutical partners and investment funds to participate in conducting an additional clinical trial as the next development stage for Dextofisopam. The Company estimates that the cost of such a trial would be in the $8 million to $10 million range. As the Company does not have sufficient funds to proceed with development, the Company needs to secure a partner and /or funding source.

In September 2009, the Company announced the results of its Phase 2b Dextofisopam clinical trial to evaluate safety and efficacy of the compound in irritable bowel syndrome.

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

The CB2 selective receptor agonist program

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

Effective October 31, 2008 the Company ceased operations in Rehovot, Israel, and managed those activities out of the Company’s US headquarters in Iselin, New Jersey. The voluntary liquidation of the Company’s subsidiary in Israel, Pharmos Ltd. was completed in May of 2010.

Substantial development work was conducted on the CB2 selective agonist program in Israel from 2002 through 2008. The Company expended approximately $15 million on this development program and these assets are available for sale or licensing. During the quarter the Company engaged in discussions on the possible licensing and or sale of the CB2 program.

2.      Significant Accounting Policies

Basis of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd. and Vela Pharmaceuticals.  All significant intercompany balances and transactions are eliminated in consolidation. Vela Acquisition Corp. is dormant and was used as the vehicle to acquire Vela Pharmaceuticals Inc. in October 2006.  The Israel operations, including research and development activities, ceased effective October 31, 2008 and the Company completed its voluntary liquidation in May 2010.

Cash and Cash Equivalents

Cash and Cash Equivalents as of March 31, 2011 consist primarily of a money market fund invested in short term government obligations.

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

Foreign exchange

The Company’s foreign operations are principally conducted in U.S. dollars. Any transactions or balances in currencies other than U.S. dollars are remeasured and any resultant gains and losses are included in other income (expense).  Such gains and losses were insignificant in 2010 while in 2011 there were none.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other assets, accounts payable and accrued liabilities approximate fair value due to their short term maturities.

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $540,000 at March 31, 2011. In determining the fair value the Company used level 3 inputs (unobservable) discount rate of 35%. Management used a discount rate they believe was most relevant given the business risks described in Note 2 of the financial statements and because they have been unable to raise third party financing during the past several years.

Equity based compensation

During the three months ended March 31, 2011 and 2010, the Company recognized equity based compensation expense of $39,813 and $46,487, respectively, for restricted stock and stock options. As of March 31, 2011, the total compensation costs related to non-vested stock options not yet recognized is $186,305 and the Executive Chairman of the Board Robert Johnston’s non-vested restricted stock not yet recognized is $137,500 which will be recognized over the remaining requisite service period.

During the three months ended March 31, 2011 and 2010, executive and outside directors of the Company were granted stock options under the Pharmos 2000 and 2009 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

March 31, 2011	1,120,000	$0.09	$0.07
March 31, 2010	70,000	$0.08	$0.07

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

A registration statement covering the resale of the shares underlying the debenture held by Lloyd I. Miller, III, was declared effective in February 2011.

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

Under the amended Merger Agreement, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. Pharmos also agreed to reimburse Vela for $679,000 of operating expenses from July 1, 2006 through closing. The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of Dextofisopam, aggregating up to an additional $5 million in cash and the issuance of up to an additional 9,250,000 shares of Pharmos common stock. None of the milestone conditions were met at December 31, 2010 and March 31, 2011 except for a $1.0 million milestone payment made by Pharmos due upon the study’s commencement which was paid in 2008.

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

5.      Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending March 31, 2011 and 2010, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	March 31,
	2011	2010

Stock options	4,577,812	3,579,155
Convertible debenture	1,428,571	1,428,571
Restricted stock	675,000	1,200,000
Warrants	18,000,000	18,000,000

Total potential dilutive securities not included in loss per share	24,681,383	24,207,726

6.      Common Stock Transactions

On May 11, 2009, Robert Johnston, the Executive Chairman, was awarded 1,200,000 shares of restricted stock. 300,000 of such shares became vested and free from a risk of forfeiture on the first anniversary of the date hereof, and the remaining 900,000 shares become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be recorded as compensation expense. In the first three months of 2011, the Company expensed $16,500 for Mr. Johnston’s restricted stock.

On September 3, 2010, Steven Leventer Ph.D., a new board member, was awarded 350,000 shares of non-qualified stock options. One-third of the options shall be exercisable as of the date hereof, one-third of the options shall be exercisable as of the first anniversary of the date hereof and one-third of the options shall be exercisable as of the second anniversary of the date hereof. In the first three months of 2011, the Company expensed $2,922 for Dr. Leventer’s stock options.

In the first quarter of 2011, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the sixth interest payment date, January 15, 2011, in common stock to the remaining debenture holder. The dollar amount of interest incurred from July 15, 2010 to January 15, 2011 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

As of March 31, 2011, the Company had reserved 4,577,812 common stock shares for outstanding stock options.  The Company has outstanding warrants exercisable for 18,000,000 shares of common stock. The exercise price of the warrants, which have a five-year term and expires on April 21, 2014, is $0.12 per share.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains information that may constitute "forward-looking statements."  The use of words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.  As and when made, we believe that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our company's historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2010 and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Executive Summary of  2011 Strategy and Operating Plan

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of diseases of the nervous system, including disorders of the brain-gut axis (e.g., Irritable Bowel Syndrome), with a focus on pain/inflammation, and autoimmune disorders.

Pharmos owns the rights to both R and S Tofisopam through two US issued composition of matter patents. These are the two enantiomers of racemic tofisopam that has been used safely outside the United States for over 30 years. Dextofisopam is the R enantiomer and is being developed for the treatment of irritable bowel syndrome (IBS) and as described below has completed clinical testing through Phase 2b. It is a large unmet medical need but Pharmos does not have the financial resources to fund the next trial and therefore seeks a pharmaceutical company as a partner.

Levotofisopam is the S-enantiomer of the racemic mixture RS-tofisopam, a well tolerated, effective, nonsedating agent used outside the United States for the treatment of a variety of disorders associated with stress or autonomic instability. During the quarter, the Company conducted work to initiate a proof-of-concept trial in gout patients using Levotofisopam. Two ex-US Phase 1 clinical studies were completed by Vela Pharmaceuticals (merged with Pharmos in October 2006). In these studies, conducted in healthy volunteers in the United Kingdom and The Netherlands, Levotofisopam treatment was generally well tolerated and was associated with a large and rapid reduction in mean uric acid values.

During the quarter, the Company incurred costs associated with conducting work to initiate a proof-of-concept trial in gout patients using Levotofisopam, including the manufacturing of clinical trial material.

Pharmos’ most advanced compound is Dextofisopam, which  has completed a Phase 2a double-blind, placebo-controlled trial with patients having diarrhea-predominant or alternating IBS with positive effect on primary efficacy endpoint (n=141, p=0.033). In this study, Dextofisopam was well-tolerated and demonstrated significant improvement over placebo, suggesting that Dextofisopam has the potential to become a novel first line treatment for IBS. Pharmos initiated a Phase 2b trial in February 2007 and in June 2007 the Company announced patient screening had commenced. Dextofisopam is the R-enantiomer of racemic tofisopam, a molecule marketed and used safely outside the United States for over three decades for multiple indications including IBS. Unlike the two 5-HT3 or 5-HT4 IBS therapies recently introduced into the market, and subsequently withdrawn because of safety concerns, Dextofisopam’s novel non-serotonergic activity offers a unique and innovative approach to IBS treatment.

The results of a Phase 2b study were announced in September 2009. The primary endpoint of overall adequate relief was not met due to a high placebo response, but drug activity was observed in all drug cohorts, especially the 200 mg dose.

The Company now is seeking a pharmaceutical partner with clinical, scientific and financial capabilities to further develop Dextofisopam.

In research efforts over the past decade, the Company has developed a significant expertise in cannabinoid biology and chemistry, and has generated significant know-how and an intellectual property estate pertaining to multiple areas of cannabinoid biology.  The Company closed its operations in Israel effective October 31, 2008. No further development work has been performed on the cannabinoid assets and the focus is to partner or sell these assets. The Company continues to seek, sell or license other CB2 assets, including Cannabinor which was the only CB2 asset to enter human clinical trials.

The Company has explored the concept of a merger or reverse merger with another life science company in order to build greater pipeline critical mass. Several possible candidates were recently examined but were not pursed after preliminary scientific diligence.

The results for the three ended March 31, 2011 and 2010 were a net loss of $0.6 million and $0.5 million. On a loss per share basis, this equates to $(0.01) and $(0.01) for the quarters ended March 31, 2011 and 2010, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $212.0 million as of March 31, 2011 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. During 2010 the Company was awarded a cash grant of $244,000 under the Federal Qualifying Therapeutic Discovery Project for the further development of Dextofisopam. The Company had approximately $2.8 million of cash and cash equivalents at March 31, 2011. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of gout.   The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

Results of Operations
Three Months ended March 31, 2011 and 2010

Total operating expenses for the first quarter of 2011 increased by $113,980 or 25%, from $462,774 in 2010 to $576,754 in 2011.

Research & development expenses for the first quarter increased by $158,788 or 129% from $122,995 in 2010 to $281,783 in 2011. The primary areas include a $70,000 increase in clinical studies and an $115,000 increase in consultant and professional fees which were offset by a $26,000 reduction in various other areas. Consulting and professional fees increased substantially as the Company conducted work in preparation for initiating a proof-of-concept trial in gout patients using S-Tofisopam.  Clinical fees increased due to costs related to manufacturing capsules needed for this trial. These increases were slightly offset by a reduction of various facility related expenses as the Company continued to reduce overall facility costs.

General and administrative expenses for the first quarter of 2011 decreased by $44,969, or 13%, from $339,314 in 2010 to $294,345 in 2011. The primary reductions were a $15,000 reduction in consultant and professional fees, a $19,000 reduction in salaries and benefits and an $11,000 reduction in various facility related expenses. Accounting fees have decreased as there was higher accounting fees related to the filing of a Regulation statement on Form S-1 in 2010. The decrease in payroll costs in 2011 reflects lower stock compensation costs and the elimination of an administrative position in 2010. The decrease in the facility related expenses were a combination of all expense items and overall was not a significant reduction.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2011 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

The following table describes the Company's working capital, cash and cash equivalents and convertible debentures on March 31, 2011, and on December 31, 2010:

	March 31, 2011	December 31, 2010

Working capital	$2,502,379	$3,015,068

Cash and cash equivalents	$2,777,520	$3,139,347

Convertible Debenture – due November 2012	$1,000,000	$1,000,000

Current working capital position

As of March 31, 2011, the Company had working capital of $2.5 million consisting of current assets of $2.9 million and current liabilities of $0.4 million. This represents a decrease of $0.5 million from its working capital of $3.0 million on current assets of $3.2 million and current liabilities of $0.2 million as of December 31, 2010. This decrease in working capital of $0.5 million was principally associated with the funding of general and administrative activities and research and development expenses related to advance work to start a proof of concept clinical trial in gout patients using S-Tofisopam.

Current and future liquidity position

As discussed in the executive summary, the Company does not currently have the finances and resources to complete full clinical trials for its lead compound, Dextofisopam. During the quarter the Company conducted internal work in preparation for starting a proof-of-concept trial in gout patients using S-Tofisopam. The Company currently has sufficient financial resources to fund this clinical trial, but not to advance Dextofisopam.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Cash

At March 31, 2010, cash and cash equivalents totaled $2.8 million. At December 31, 2010 cash and cash equivalents totaled $3.1 million. This net decrease in cash of $0.3 million was due primarily to spending for normal operating requirements. The cash and cash equivalents will be used to fund Research & Development activities and general and administrative costs.

Operating activities

Net cash used in operating activities for the first three months of 2011 was $0.4 million compared to net cash used of $0.7 million for the first three months of 2010. The primary reason for the decrease in the cash used was a result of the timing of payments of 2009 accrued wages in 2010. In addition the decrease was a result of the timing of payments related to advance work in preparation for a clinical trial in gout using S-Tofisopam.

Commitment and Contingencies

As of March 31, 2011, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Undetermined
Operating leases	$19,161	$19,161	$-	$-	$-
Convertible debenture	1,000,000	-	1,000,000	-	-
Convertible debenture interest	158,333	100,000	58,333	-	-
Total	$1,177,494	$119,161	$1,058,333	$-	$-

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

Item 4.                      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer at March 31, 2011. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of March 31, 2011, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $2.8 million as of March 31, 2011, will be sufficient to support our currently planned continuing operations through at least December 31, 2011. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or  raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of gout.   The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	NONE

Item 3	Defaults upon Senior Securities	NONE

Item 4	Submission of Matters to Vote of Security Holders	NONE

Item 5	Other Information

Effective October 30, 2010, current director Steven Leventer, PhD, has been appointed to the audit committee.

Effective March 29, 2011, Srinivas Akkaraju, MD, PhD retired from the Board of Directors of Pharmos Corporation.

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

Date: April 28, 2011
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)