Form 10-Q
period 2011-09-30
PHARMOS CORP
filed 2011-10-31
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of October 31, 2011, the Registrant had outstanding 59,879,391 shares of its $.03 par value Common Stock.

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$1,799,494	$3,139,347
Prepaid expenses and other current assets	52,065	46,833
Total current assets	1,851,559	3,186,180

Fixed assets, net	5,156	5,613

Total assets	$1,856,715	$3,191,793

Liabilities and Shareholders’ Equity
Accounts payable	$88,381	$67,199
Accrued interest and expenses	75,153	103,913
Total current liabilities	163,534	171,112

Convertible debenture	1,000,000	1,000,000
Total liabilities	1,163,534	1,171,112

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 shares
authorized, 59,879,391 and 59,585,273 issued as of
September 30, 2011 and December 31, 2010, respectively	1,796,382	1,787,558
Paid-in capital in excess of par	211,800,662	211,587,386
Accumulated deficit	(212,903,437)	(211,353,837)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	693,181	2,020,681

Total liabilities and shareholders' equity	$1,856,715	$3,191,793

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PHARMOS CORPORATION Condensed Consolidated Statements of Operations
(Unaudited)

Three months ended September 30,	Nine months ended September 30,

	2011	2010	2011	2010
Expenses
Research and development	$175,346	$153,806	$671,600	$380,164
General and administrative	244,604	295,936	798,363	935,742
Depreciation and amortization	759	363	2,057	1,013
Total operating expenses	420,709	450,105	1,472,020	1,316,919

Loss from operations	(420,709)	(450,105)	(1,472,020)	(1,316,919)

Other (expense) income
Interest income	52	578	208	1,207
Interest expense	(25,382)	(27,464)	(77,788)	(83,767)
Other income (expense)	-	6,690	-	5,822
Other expense	(25,330)	(20,196)	(77,580)	(76,738)

Net loss	$(446,039)	$(470,301)	$(1,549,600)	$(1,393,657)

Net loss per share
- basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding
- basic and diluted	59,293,337	58,699,219	59,129,101	58,438,554

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pharmos Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,549,600)	$(1,393,657)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,057	1,013
Amortization of deferred financing fees	2,788	8,768
Stock based compensation	122,101	151,097
Interest expense to be paid in common stock	75,000	75,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,021)	(31,106)
Accounts payable	21,182	14,377
Accrued expenses	(3,760)	(37,451)
Accrued wages and other compensation	-	(195,000)

Net cash used in operating activities	(1,338,253)	(1,406,959)

Cash flows from investing activities
Purchases of fixed assets	(1,600)	(2,619)

Net cash used in investing activities	(1,600)	(2,619)

Net decrease in cash and cash equivalents	(1,339,853)	(1,409,578)

Cash and cash equivalents at beginning of year	3,139,347	4,629,486

Cash and cash equivalents at end of period	$1,799,494	$3,219,908

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for accrued interest	$100,000	$100,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.      Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The December 31, 2010 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

2.      Liquidity, Business Risks and Going Concern

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. At September 30, 2011, the Company had approximately $1.8 million in cash and cash equivalents. Management believes that the current cash and cash equivalents will be sufficient to support our currently planned continuing operations through at least April 30, 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of Gout. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options will continue to be challenging because of the current environment.

The Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and will incur clinical trial costs. The Company expects to have sufficient cash to fund the development of Levotofisopam through completion of a proof-of-concept Gout trial (the Gout trial) based on current estimates. The Gout trial is expected to commence in the fourth quarter of 2011. During the first quarter of 2012, the Company expects to have more information on the probability of success of the Gout trial. The Company intends to partner Levotofisopam upon successful completion of this trial. Should this not occur, the Company may be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.      The Company

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

The Company has submitted an Investigational New Drug (IND) application to the FDA and received clearance to conduct human clinical trials, subject to first confirming the safety of the dose planned to be used in a proof-of-concept study in Gout patients. To confirm the safety of the planned dose, the Company conducted a successful non-human primate toxicology study. The Company now plans to conduct a proof-of-concept clinical trial in the US in Gout patients using Levotofisopam. This trial follows two ex-US Phase 1 clinical studies that were completed by Vela Pharmaceuticals (merged with Pharmos in October 2006). In these studies, conducted in healthy volunteers in the United Kingdom and The Netherlands, Levotofisopam treatment was generally well tolerated and was associated with a large and rapid reduction in mean uric acid values.

The lowering of uric acid is believed to be a key treatment in Gout patients. The precise mechanism by which Levotofisopam lowers uric acid is unknown. However, unlike allopurinol, a drug commonly used to treat Gout patients, Levotofisopam does not inhibit xanthine oxidase. Available data indicate that the predominant mechanism of the serum-urate lowering effect of Levotofisopam in humans is through uricosuric activity rather than inhibition of urate synthesis.  A precondition leading in some cases to Gout is hyperuricemia, which leads to increased pools of insoluable urate. Chronic hyperuricemia can lead to destructive gouty arthritis, formation of kidney stones, urate nephropathy, and/or tophi (crystal aggregates), which can produce grotesque malformations of the hands, feet, or other portions of the body. Hyperuricemia is caused either by an overproduction of or, more usually (80-90% of cases), underexcretion of uric acid, the metabolic product of purine metabolism.

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

Dextofisopam has completed a statistically significant Phase 2a trial (N=141, p=0.033) and a Phase 2b trial  (N=324) which did not meet the primary endpoint of overall adequate relief. Although the primary efficacy variable (% of weeks responding for adequate overall relief of IBS symptoms) did not reach statistical significance, the percentage responding for the Dextofisopam 200 mg group was higher than that observed for the Phase 2a trial. However, the placebo response rate was also higher than expected compared to the Phase 2a placebo response.

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

4.      Significant Accounting Policies

Basis of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pharmos Ltd. and Vela Pharmaceuticals. All significant intercompany balances and transactions are eliminated in consolidation. Vela Acquisition Corp. is dormant and was used as the vehicle to acquire Vela Pharmaceuticals Inc. in October 2006.  The Israel operations (Pharmos Ltd.), including research and development activities, ceased effective October 31, 2008 and the Company completed its voluntary liquidation in May 2010. Vela Pharmaceuticals Inc. was dissolved in August of 2011.

Cash and Cash Equivalents

Cash and Cash Equivalents as of September 30, 2011 consist primarily of a money market fund invested in short term government obligations.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains its cash and cash equivalent balances with a high quality financial institution who invests the Company’s funds in Government short-term instruments. Consequently the Company believes that such funds are subject to minimal credit risk.

Grants

The costs and expenses of research and development activities are partially funded by grants the Company received. The grants are deducted from research and development expenses at the time such grants are received. There were no grants received in the three or nine month periods ended September 30, 2011 and 2010, respectively.

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

The Company follows the guidance for Accounting for Uncertainty in Income Taxes which prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. Pharmos conducts business in the US and as a result, files US and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with and there are no tax uncertainties as of September 30, 2011 and December 31, 2010.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other assets, accounts payable and accrued liabilities approximate fair value due to their short term maturities.

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $694,000 at September 30, 2011. In determining the fair value the Company used level 3 inputs (unobservable) and a discount rate of 35%. Management used a discount rate they believe was most relevant given the business risks and because they have been unable to raise third party financing during the past several years.

Equity based compensation

During the nine months ended September 30, 2011 and 2010, the Company recognized equity based compensation expense of $122,101 and $151,097, respectively, for restricted stock and stock options. As of September 30, 2011, the total compensation costs related to non-vested stock options not yet recognized is $133,504 which will be recognized over the next three and one half years. Also, the Executive Chairman of the Board non-vested restricted stock not yet recognized is $104,500 which will be recognized over the next two years.

During the nine months ended September 30, 2011 and 2010, executive and outside directors of the Company were granted stock options under the Pharmos 2000 and 2009 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

September 30, 2011	1,170,000	$0.09	$0.07
September 30, 2010	490,000	$0.11	$0.09

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

5.      Convertible Debentures

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

6.	Acquisition of Vela Pharmaceuticals, Inc.

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

The Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. The Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of Dextofisopam, aggregating up to an additional $5 million in cash and the issuance of up to an additional 9,250,000 shares of Pharmos common stock. None of the milestone conditions were met at December 31, 2010 and September 30, 2011 except for a $1.0 million milestone payment due upon the study’s commencement which was paid in 2008.

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

7.      Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending September 30, 2011 and 2010, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	September 30,
	2011	2010

Stock options	4,339,312	3,460,499
Convertible debenture	1,428,571	1,428,571
Restricted stock	525,000	825,000
Warrants	18,000,000	18,000,000

Total potential dilutive securities not included in loss per share	24,292,883	23,714,070

8.      Common Stock Transactions

On May 11, 2009, Robert Johnston, the Executive Chairman, was awarded 1,200,000 shares of restricted stock. 300,000 of such shares became vested and free from a risk of forfeiture on the first anniversary of the date hereof, and the remaining 900,000 shares become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be recorded as compensation expense. In the first nine months of 2011, the Company expensed $49,500 for Mr. Johnston’s restricted stock.

On September 3, 2010, Steven Leventer Ph.D., board member, was awarded 350,000 shares of non-qualified stock options. One-third of the options shall be exercisable as of the date hereof, one-third of the options shall be exercisable as of the first anniversary of the date hereof and one-third of the options shall be exercisable as of the second anniversary of the date hereof. In the first nine months of 2011, the Company expensed $8,766 for Dr. Leventer’s stock options.

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

As of September 30, 2011, the Company had reserved 4,339,312 common stock shares for outstanding stock options.  The Company has outstanding warrants exercisable for 18,000,000 shares of common stock. The exercise price of the warrants, which have a five-year term and expire on April 21, 2014, is $0.12 per share.

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

Levotofisopam is the S-enantiomer of the racemic mixture RS-tofisopam, a well tolerated, effective, nonsedating agent used outside the United States for the treatment of a variety of disorders associated with stress or autonomic instability. During the quarter, the Company completed a non-human primate toxicology study to confirm the planned starting dose in the upcoming human trial in Gout patients using Levotofisopam. Two ex-US Phase 1 clinical studies were completed by Vela Pharmaceuticals (merged with Pharmos in October 2006). In these studies, conducted in healthy volunteers in the United Kingdom and The Netherlands, Levotofisopam treatment was generally well tolerated and was associated with a large and rapid reduction in mean uric acid values.

In March 2011, the Company submitted an Investigational New Drug (IND) application to the FDA and received clearance to conduct human clinical trials, subject to first confirming the safety of the dose planned to be used in the proof-of-concept study in Gout patients. To confirm the safety of the planned dose, the Company conducted and successfully completed a non-human primate toxicology study. The Company is now ready to commence a proof-of-concept clinical trial in the US in Gout patients using Levotofisopam expected to commence in the fourth quarter of 2011.

While the Company has limited cash resources and is unable to fund the next development trial for Dextofisopam, it does have sufficient cash to complete the planned US based clinical proof-of-concept trial using Levotofisopam in Gout patients. This will be a small trial that the Company expects to be able to fund with its current cash resources. The Company’s strategic plan is to partner with a pharmaceutical company upon successful completion of the proof-of-concept clinical trial.

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

The Company has explored the concept of a merger or reverse merger with another life science company in order to build greater pipeline critical mass. Several possible candidates were recently examined but were not pursued after preliminary scientific diligence. Suitable opportunities continue to be evaluated.

The results for the three and nine months ended September 30, 2011 and 2010 were a net loss of $0.4 million and $0.5 million and a net loss of $1.5 million and $1.4 million, respectively. On a loss per share basis, this equates to $(0.01) and $(0.01) for the quarters ended September 30, 2011 and 2010 and $(0.03) and $(0.02) for the first nine months, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $212.9 million as of September 30, 2011 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. During 2010 the Company was awarded a cash grant of $244,000 under the Federal Qualifying Therapeutic Discovery Project for the further development of Dextofisopam. The Company had approximately $1.8 million of cash and cash equivalents at September 30, 2011. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of Gout.

The Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and will incur clinical trial costs. The Company expects to have sufficient cash resources to fund the development of Levotofisopam through completion of a proof-of-concept trial and fund other operating expenses through April 2012. The Company will shortly commence a small proof-of-concept trial using Levotofisopam to treat patients with Gout. During the first quarter of 2012, the Company expects to have more information on the probability of success. The Company intends to partner Levotofisopam upon successful completion of a proof-of-concept clinical trial. Should this not occur, the Company may be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options may be challenging because of the current environment.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments that might result from this uncertainty.

Results of Operations
Three Months ended September 30, 2011 and 2010

Total operating expenses for the third quarter of 2011 decreased by $29,396 or 7%, from $450,105 in 2010 to $420,709 in 2011.

Research & development expenses for the third quarter increased by $21,540, or 14%, from $153,806 in 2010 to $175,346 in 2011. The primary areas include an $81,000 increase in clinical study fees which were offset by a $28,000 reduction in consultant and professional fees and a $31,000 reduction in various other areas. Clinical study fees increased due to costs related to conducting a non-human primate toxicology study needed for the Gout trial. Consulting and professional fees have decreased as the Company conducted work in the preparation of the IND for the Gout trial in 2010 while in 2011 there were lower expenses for the quarter since the trial has not started yet. There was also a reduction of various facility related expenses as the Company continued to reduce overall facility costs.

General and administrative expenses for the third quarter of 2011 decreased by $51,332, or 17%, from $295,936 in 2010 to $244,604 in 2011. The primary reductions were a $14,000 reduction in consultant and professional fees, a $20,000 reduction in salaries and benefits and a $17,000 reduction in various other areas. Professional fees have decreased as there were business development fees in 2010 related to a possible reverse merger candidate which eventually was not pursued.  The decrease in payroll costs in 2011 reflects lower stock compensation costs and the elimination of an administrative position in 2010.  There was also a reduction of various facility related expenses as the Company continued to reduce overall facility costs.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2011 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

Results of Operations
Nine Months ended September 30, 2011 and 2010

Total operating expenses for the first nine months of 2011 increased by $155,101 or 12%, from $1,316,919 in 2010 to $1,472,020 in 2011.

Research & development expenses for the first nine months of 2011 increased by $291,436, or 77%, from $380,164 in 2010 to $671,600 in 2011. The primary areas include a $223,000 increase in clinical study fees and a $139,000 increase in consultant and professional fees which were offset by a $71,000 reduction in various other areas. Consulting and professional fees increased substantially as the Company conducted work in preparation for initiating a proof-of-concept trial in Gout patients using Levotofisopam in the first half of the year.  Clinical study fees increased due to costs related to manufacturing capsules needed for this trial and costs related to conducting a non-human primate toxicology study. These increases were offset by a reduction of various facility related expenses as the Company continued to reduce overall facility costs.

General and administrative expenses for the first nine months of 2011 decreased by $137,379, or 15%, from $935,742 in 2010 to $798,363 in 2011. The primary reductions were a $62,000 reduction in consultant and professional fees, a $50,000 reduction in salaries and benefits and a $25,000 reduction in various facility related expenses. Accounting fees have decreased as there were higher accounting fees related to the filing of a Registration statement on Form S-1 in 2010. Also professional fees have decreased as there were business development fees in 2010 related to a possible reverse merger candidate which eventually was not pursued.  The decrease in payroll costs in 2011 reflects lower stock compensation costs and the elimination of an administrative position in 2010. The decrease in the facility related expenses were a reduction of various facility related expenses as the Company continued to reduce overall facility costs.

Liquidity and Capital Resources

The following table describes the Company's working capital, cash and cash equivalents and convertible debentures on September 30, 2011, and on December 31, 2010:

	September 30, 2011	December 31, 2010

Working capital	$1,688,025	$3,015,068

Cash and cash equivalents	$1,799,494	$3,139,347

Convertible Debenture – due November 2012	$1,000,000	$1,000,000

Current working capital position

As of September 30, 2011, the Company had working capital of $1.7 million consisting of current assets of $1.9 million and current liabilities of $0.2 million. This represents a decrease of $1.3 million from its working capital of $3.0 million on current assets of $3.2 million and current liabilities of $0.2 million as of December 31, 2010. This decrease in working capital of $1.3 million was principally associated with the funding of general and administrative activities and research and development expenses related to advance work to start a proof-of-concept clinical trial in Gout patients using S-Tofisopam.

Current and future liquidity position

As discussed in the executive summary, the Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and will incur clinical trial costs. The Company expects to be able to fund the proof-of-concept clinical trial with its current cash resources which are sufficient to support operations through April 2012. The Company intends to partner Levotofisopam upon successful completion of a proof-of-concept clinical trial. Should this not occur, the Company may be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Operating activities

Net cash used in operating activities for the first nine months of 2011 was $1.3 million compared to net cash used of $1.4 million for the first nine months of 2010. Overall on a year to year comparison the net cash used was similar. The Company continues to fund research & development activities and general and administrative costs.

Commitments

As of September 30, 2011, the Company had the following contractual commitments and long-term obligations:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Undetermined
Operating leases	$6,387	$6,387	$-	$-	$-
Convertible debenture	1,000,000	-	1,000,000	-	-
Convertible debenture interest	108,333	100,000	8,333	-	-
Total	$1,114,720	$106,387	$1,008,333	$-	$-

The Company anticipates incurring research and development expenses of approximately $850,000 related to the Gout trial.

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

Item 4.                      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer at September 30, 2011. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of September 30, 2011, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $1.8 million as of September 30, 2011, will be sufficient to support our currently planned continuing operations through at least April 30, 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of gout. The Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and will incur clinical trial costs. The Company intends to partner Levotofisopam upon successful completion of a proof-of-concept clinical trial. Should this not occur, the Company may be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

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

101.1
The following financial information from Pharmos Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and September 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and September 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Date: October 31, 2011
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)