Form 10-K
period 2011-12-31
PHARMOS CORP
filed 2012-02-17
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

[  ] Yes   [X] No

The aggregate market value of the registrant’s Common Stock at June 30, 2011 held by those persons deemed to be non-affiliates was approximately $3,083,101.

As of February 17, 2012, the Registrant had outstanding 60,023,612 shares of its $.03 par value Common Stock.

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

Item 1.  Business

OVERVIEW OF BUSINESS

1.  The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of metabolic and nervous system disorders, including gout, disorders of the brain-gut axis (e.g., Irritable Bowel Syndrome), pain/inflammation, and autoimmune disorders.

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

Gout: Levotofisopam (S-Tofisopam) for treatment of Gout.

Levotofisopam is the S-enantiomer of the racemic mixture RS-tofisopam, a well-tolerated, effective, non-sedating agent used outside the United States for the treatment of a variety of disorders associated with stress or autonomic instability.

The Company submitted an Investigational New Drug (IND) application to the FDA and received clearance to conduct human clinical trials, subject to first confirming the safety of the dose planned to be used in a proof-of-concept study in Gout patients. To confirm the safety of the planned dose, the Company conducted a successful non-human primate toxicology study. The Company has initiated a proof-of-concept clinical trial in the US in Gout patients using Levotofisopam at the Duke Clinical Research Unit of Duke University. On January 10, 2012, the Company announced that the first patients were dosed.  This trial follows two ex-US Phase 1 clinical studies that were completed by Vela Pharmaceuticals (merged with Pharmos in October 2006). In these studies, conducted in healthy volunteers in the United Kingdom and The Netherlands, Levotofisopam treatment was generally well tolerated and was associated with a large and rapid reduction in mean uric acid values.

The lowering of uric acid is believed to be a key treatment in Gout patients. The precise mechanism by which Levotofisopam lowers uric acid is unknown. However, unlike allopurinol, a drug commonly used to treat Gout patients, Levotofisopam does not inhibit xanthine oxidase. Available data indicate that the predominant mechanism of the serum-urate lowering effect of Levotofisopam in humans is through uricosuric activity rather than inhibition of urate synthesis.  A precondition leading in some cases to Gout is hyperuricemia, which leads to increased pools of insoluble urate. Chronic hyperuricemia can lead to destructive gouty arthritis, formation of kidney stones, urate nephropathy, and/or tophi (crystal aggregates), which can produce grotesque malformations of the hands, feet, or other portions of the body. Hyperuricemia is caused either by an overproduction of or, more usually (80-90% of cases), underexcretion of uric acid, the metabolic product of purine metabolism.

The current proof-of concept trial is an open label trial with gout patients. The Company’s strategy is to seek a partner for the further development of Levotofisopam as soon as the trial results become available.

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

The Company’s strategy is to seek a pharmaceutical partner with the appropriate GI clinical and scientific expertise for further development of Dextofisopam. The Company has not yet been successful in attracting a partner or additional funding for the further development of Dextofisopam.

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

Substantial development work was conducted on the CB2 selective agonist program in Israel from 2002 through 2008. The Company expended approximately $15 million on this development program and these assets are available for sale or licensing. During the past year the Company continued to engage in discussions on the possible licensing and or sale of the CB2 program. Despite reasonably serious discussions, no potential partner has committed.

Liquidity, Business Risks and Going Concern

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. At December 31, 2011, the Company had approximately $1.5 million in cash and cash equivalents. Management believes that the current cash and cash equivalents will be sufficient to support our currently planned continuing operations through at least June of 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Levotofisopam, for the treatment of Gout, and Dextofisopam, for the treatment of IBS in 2012. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options will continue to be challenging because of the current environment.
The Company does not currently have the finances and resources to conduct large clinical trials for its most clinically advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and will incur clinical trial costs. The Company expects to have sufficient cash to fund the development of Levotofisopam through completion of a proof-of-concept Gout trial (the Gout trial) based on current estimates. The Gout trial using Levotofisopam in Gout patients has commenced at the Duke Clinical Research Unit of Duke University and the Company announced on January 10, 2012 that the first patients had been dosed. During the first quarter of 2012, the Company expects to have clinical information from the trial which will determine the attractiveness of the compound to potential partners. The Company intends to partner Levotofisopam upon successful completion of this trial. Should this not occur, the Company may be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company has corporate offices in Iselin, New Jersey.

STRATEGY

The Company owns the rights to both R and S Tofisopam. Levotofisopam is the S-enantiomer of the racemic mixture RS-tofisopam. Dextofisopam is the R enantiomer of racemic tofisopam and is being developed for IBS. Pharmos’ is developing Levotofisopam for the treatment of Gout.  During 2010 the Company examined the data from earlier Phase 1 studies using S-Tofisopam and determined that the lowering of uric acid observed in two Phase 1 studies supported considering S-Tofisopam as a potential therapy to treat patients with gout. During 2011 the Company prepared and submitted an Investigational New Drug (IND) application to the FDA. Based on comments from the FDA, the Company subsequently conducted a toxicology safety study in non-human primates to confirm the safety of the starting dose of Levotofisopam in the clinical trial. The toxicology study was successfully completed and the clinical trial has commenced at the Duke Clinical Research Unit of Duke University. On January 10, 2012 the Company announced that the first patients in this clinical trial had been dosed. The results of this trial are anticipated during the first quarter of 2012 and the Company’s strategy is to seek a partner after the completion of a proof-of-concept trial.
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

The Company now is seeking a pharmaceutical partner with clinical, scientific and financial capabilities to further develop Dextofisopam. The Company has not yet been successful in attracting a partner or securing additional funding for the further development of Dextofisopam.

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

The Company has explored the concept of a merger or reverse merger with another life science company in order to build greater pipeline critical mass. Several possible candidates were examined during 2010 and 2011, but were not pursed after preliminary scientific diligence.

COMPOUNDS IN CLINICAL DEVELOPMENT

Pharmos currently has two compounds in clinical development – Levotofisopam and Dextofisopam.

Levotofisopam is the S-enantiomer of the racemic mixture RS-tofisopam, a well-tolerated, effective, non-sedating agent used outside the United States for the treatment of a variety of disorders associated with stress or autonomic instability. During the year, the Company completed a non-human primate toxicology study to confirm the planned starting dose in the human trial in Gout patients using Levotofisopam. Two ex-US Phase 1 clinical studies were completed by Vela Pharmaceuticals (merged with Pharmos in October 2006). In these studies, conducted in healthy volunteers in the United Kingdom and The Netherlands, Levotofisopam treatment was generally well tolerated and was associated with a large and rapid reduction in mean uric acid values.

In March 2011, the Company submitted an Investigational New Drug (IND) application to the FDA and received clearance to conduct human clinical trials, subject to first confirming the safety of the dose planned to be used in the proof-of-concept study in Gout patients. To confirm the safety of the planned dose, the Company conducted and successfully completed a non-human primate toxicology study. The Company has commenced a proof-of-concept clinical trial in the US in Gout patients using Levotofisopam at the Duke Clinical Research Unit of Duke University. The results of this trial are expected during the first quarter 2012. The Company’s strategy is to seek a partner for further development.

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

Potential pharmaceutical market for Levotofisopam

The development of Levotofisopam for the treatment of Gout is the Company’s only current clinical trial. This proof-of-concept trial commenced in January 2012 and on January 10, 2012 the Company announced the dosing of the first patients using Levotofisopam for the treatment of Gout.
Gout: Disease Description and Diagnosis

Gout is a painful arthritis that develops when uric acid crystals accumulate in the tissues and joints as a result of an elevated blood concentration of urate. Gout patients who suffer several attacks a year typically require treatment with a uric acid-lowering therapy, most commonly allopurinol. Chronic hyperuricemia can lead to destructive gouty arthritis, formation of kidney stones, urate nephropathy, and /or tophi (crystal aggregates), which can produce grotesque malformations of hands, feet, or other portions of the body. Despite estimates of approximately 6 million gout sufferers in the U.S. alone, there have been only two new gout treatments approved by the FDA in over 40 years.

Over time, these deposits (larger and more noticeable deposits are known as tophi) can become quite large, unsightly and interfere with the functioning of joints. In over 50% of cases, the first joint affected is the big toe and the popular image of the Gout sufferer is an obese person with his foot propped up and bandaged. Gout flares up at unpredictable times and these flares can be painful and debilitating. If not controlled, over several years Gout can progress and cause joint deformities that debilitate the patient and put patients at risk for developing kidney stones, kidney damage and heart disease.

Diet related factors account for an estimated 12% of Gout cases and genetic factors around 60%. Gout is often associated with the metabolic syndrome and can be triggered by physical trauma and surgery.

Current drugs and therapies used to treat Gout

Only two new gout drugs have been approved in the past 40 years. As described below, Krystexxa for severe refractory Gout and Uloric (febuxostat) were recently approved although there are other drugs in clinical development.

Earlier and milder stages of Gout can be treated with diet and exercise. As Gout progresses, it is treated with two types of drugs:

1)	Pain relievers like non-steroidal anti-inflammatory drugs are used to treat the pain associated with acute flares.
2)	Colchicine may also be used to break down the urate crystals and keep them from forming deposits. In more severe cases of pain and inflammation, steroids may be used.

Another class of drugs is used to reduce the amount of uric acid in the blood with the goal of getting blood levels to 6.0 mg/dl or less. The known gold standard of chronic Gout therapy is Allopurinol. It inhibits the enzyme xanthine oxidase that is necessary for the body to produce uric acid. Also used is a drug named probenecid which works through a different mechanism of action and causes the kidneys to excrete more uric acid. Alone or in combination, these drugs reduce the concentration of uric acid.

About three years ago, the FDA approved Uloric (febuxostat). Uloric is a xanthine oxidase inhibitor like Allopurinol. The efficacy of Allopurinol and Uloric is comparable and the major differentiation is that febuxostat is primarily excreted from the body through the feces and Allupurinol through urine.

In 2010 Krystexxa was approved for patients who have the most severe cases of Gout and have failed to respond to Allopurinol. Krystexxa was developed based upon a novel biological observation by scientists at Duke University that mammals with the exception of humans and great apes have an enzyme called urate oxidase that is produced by the body to break down uric acid. Humans and great apes over the course of evolution have lost the ability to produce urate oxidase and rely on excreting uric acid to maintain balance in the blood.
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

COMPOUNDS AVAILABLE FOR LICENSING OR SALE

Pharmos is not currently performing any research or discovery work. The focus of the Company is to secure a pharmaceutical partnership arrangement for Dextofisopam. In addition, the Company commenced a small proof- of-concept trial using S-Tofisopam for patients with Gout in January 2012.

Levotofisopam

As described above the Company has commenced a proof-of-concept clinical trial in the US in Gout patients using Levotofisopam. The Company intends to partner Levotofisopam upon successful completion of this trial.

Dextofisopam

As described above the Company has completed both a Phase 2a and Phase 2b trials of Dextofisopam for IBS. The results of the Phase 2b trial were reported in September 2009. The Company has spent considerable time during 2010 and 2011 seeking a pharmaceutical partner for the further development of Dextofisopam.

CB2-selective cannabinoids

Pharmos’ novel CB2-selective cannabinoids are synthetic compounds which belong to the class of non-classical cannabinoids.  Compounds in this class have been demonstrated to possess immunomodulatory and analgesic activities. Importantly, the CB2-selective cannabinoids display fewer of the undesired psychotropic and cardiovascular side-effects seen with some natural cannabinoids because they bind with high affinity to peripheral cannabinoid type two (CB2) receptors and with lower affinity to the cannabinoid type one (CB1) receptor, located in the central nervous system. In contrast to CB1 receptors, CB2 receptors are expressed mainly outside of the central nervous system, on immune and inflammatory cells.  CB2 activation also inhibits the release of pro-nociceptive peptide from the periphery which may prevent activation of primary afferent neurons.  CB2 activation also modulates T-cell activity, skewing the T-helper cell type 1 (Th1) responses to the T-helper cell type 2 (Th2) activity.  Most autoimmune diseases and models of autoimmunity in which susceptibility is associated with the expression of specific MHC class II allotypes appear to be of the Th1 type. Thus considerable emphasis has been placed on developing means of altering the course of the autoimmune Th1 response to become that of a Th2 response, with the goal of down regulating the autoimmune pathogenesis.

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

Pharmos’ chemical library consists of several chemically distinct classes of cannabinoid compounds. The Company primarily focused on development of families of CB2-selective compounds which were cannabinoid receptor agonists that bind preferentially to CB2 receptors.  These receptors were found primarily in peripheral neurons and immune cells.  The compounds possess advantages such as a simple synthesis, increased potency and improved drugability.  Pharmos recognized the potential therapeutic promise of CB2 activation in such diverse disease entities as pain, inflammation, autoimmunity, osteoporosis and atherosclerosis.

Pharmos closed its operations in Israel in late 2008 and has ceased any discovery or development work on CB2 selective cannabinoid program. However these assets are available for licensing and / or sale. Despite a few reasonably serious discussions, no potential partner has committed.

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

We know of a number of programs in various stages that compete in the area of Gout. There are two uric acid lowering agents that are nearing phase III development:

Ardea’s (lesinurad) is a once a day oral drug that inhibits the URAT1 transporter in the kidney that regulates uric acid excretion from the body. Lesinurad increases renal excretion of uric acid by moderating URAT1. It is not a xanthine oxidase inhibitor like Allipurinol and Febuxostat and could potentially be used in combination with them. It could be approved in the US in late 2014 or 2015. The compound has positive phase 2 data and is now in phase 3 testing.

BioCryst’s BCX4208 is a novel enzyme inhibitor that works upstream of xanthine oxidase. It is an oral drug with potentially once a day dosing. It should be synergistic with Allopurinol and Febuxostat and used in combination with them. BioCryst has positive phase 2 data and could enter a Phase III trial in 2012. Approval could occur in 2015 or 2016.

Metabolex MBX-102 is a potential product for the management of hyperuricemia in patients with Gout. In 2011 Metablox initiated several Phase II clinical trials of Arhalofenate MBX-102.

Nuon Therapeutics’ lead program, NU1618, is a proprietary combination of tranilast and allopurinol currently in phase 2b development for the treatment of hyperuricemia in patients with gout. Topline results from a completed proof-of-principle, phase 2a study, released in June, 2010, demonstrated that the combination produced greater reductions in serum uric acid (sUA) levels in patients with hyperuricemia than either agent.

Levotofisopam is currently targeted to lower the uric acid in Gout patients. The potential for the Gout market is attractive as there were only two new therapies (Uloric and Krystexxa) that have been approved in the last 40 years. Uloric has already achieved a $165 million market. Finally as mentioned above Ardea’s Lesinurad and BioCryst’s BCX4008 will soon enter into Phase III testing.

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

Dextofisopam to Treat IBS.  Dextofisopam is a novel non-serotonergic agent in the development for the treatment of IBS.  Dextofisopam is the R-enantiomer of racemic tofisopam. Pharmos holds an issued composition-of-matter patent in the United States on Dextofisopam which expires in 2019.  Pharmos owns a counterpart patent in Israel. Pharmos has filed additional patent applications for the treatment of IBS in the United States, and abroad.

Levotofisopam to Treat Gout. Levotofisopam is a novel agent in the development for the treatment of Gout.  Levotofisopam is the S-enantiomer of racemic tofisopam. Pharmos holds an issued composition-of-matter patent in the United States on Levotofisopam which expires in 2020. Pharmos has filed additional patent applications for the treatment of Gout in the United States, and abroad.

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

Human Resources

As of December 31, 2011, Pharmos had 2 full-time employees in the U.S. The Company uses an outsourcing model for the conduct of its development work and has a pool of experienced pharmaceutical and drug development experts available.

Pharmos’ employees are not covered by a collective bargaining agreement. To date, Pharmos has not experienced employment-related work stoppages and considers its employee relations to be excellent.

Public Funding and Grants

The Company has not received any public funding or grants since November 2010 and currently does not expect any in the foreseeable future.

In November 2010 the Company was awarded a cash grant under the Federal Qualifying Therapeutic Discovery Project, which was provided under new section 48D of the Internal Revenue Service, as enacted as part of the Patient Protection and Affordable Care Act of 2010. In December 2010 the Company received $244,479 under this program.

Until its closure in 2008, Pharmos’ subsidiary, Pharmos Ltd., has received certain funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the Chief Scientist) for: (1) research and development of dexanabinol; (2) SubMicron Emulsion technology for injection and nutrition; (3) research relating to pilocarpine, dexamethasone and ophthalmic formulations for dry eyes; (4) research and development of CB2, including cannabinor. As of December 31, 2011, the total amounts received under such grants amounted to $17,897,830. Under the terms of the grant agreements, aggregate future royalty payments related to sales of products developed, if any, as a result of the grants are limited to $16,408,890 based on grants received through December 31, 2011. Pharmos will be required to pay royalties to the Chief Scientist ranging from 3% to 5% of product sales, if any, as a result of the research activities conducted with such funds.  Aggregate royalty payments per product are limited to the amount of funding received to develop that product and interest.  Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel.  With the closure of the Israel location, the Company will not be eligible for further OCS grants and received none since 2007.

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

Item 1A.  Risk Factors

We are very largely dependent upon the success of our lead drug candidates, Levotofisopam, currently being developed for Gout, for patients with elevated uric acid levels and Dextofisopam, currently being developed for Irritable Bowel Syndrome, for diarrhea predominant patients.

We currently have two product candidates.  Levotofisopam commenced a proof-of-concept clinical trial in the US in January 2012 and Dextofisopam has completed Phase 2b clinical trials. Our other drug candidate assets are in earlier stages of development and are not currently being developed. Our primary focus is on the development and partnering of Levotofisopam and Dextofisopam. We need to secure partnership arrangements for Levotofisopam and Dextofisopam with a pharmaceutical company with greater clinical, scientific and financial resources than we have. If we fail to secure a partnership arrangement, or raise additional capital, our operations will need to be scaled back or discontinued.

We are at an early stage of development.

We currently have two product candidates.  Levotofisopam commenced a proof-of-concept clinical trial in the US in January 2012 and Dextofisopam has completed Phase 2b clinical trials. Our other drug candidate assets are in earlier stages of development and are not currently being developed. Our primary focus is on the development and partnering of Levotofisopam and Dextofisopam. We need to secure partnership arrangements for Levotofisopam and Dextofisopam with a pharmaceutical company with greater clinical, scientific and financial resources than we have. If we fail to secure a partnership arrangement, or raise additional capital, our operations will need to be scaled back or discontinued.
We have no other products in development.

We will need to raise additional capital.

Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $1.5 million as of December 31, 2011, will be sufficient to support our currently planned continuing operations through at least June of 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of gout. The Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and will incur clinical trial costs. The Company intends to partner Levotofisopam upon successful completion of a proof-of-concept clinical trial. Should this not occur, the Company may be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

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

We have experienced significant operating losses since our inception. As of December 31, 2011, we had an accumulated deficit of approximately $213 million. We expect to incur operating losses over the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our ability to generate revenues and achieve profitability depends in part upon our ability, alone or with others, to successfully complete development of our proposed products, to obtain required regulatory approvals and to manufacture and market our products.

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

After the equity financing in April 2009, the current board represents 60% of the outstanding shares and on a fully diluted basis a total of 68% as of December 31, 2011.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Pharmos is headquartered in Iselin, New Jersey, where it leases its executive offices from which the Company is managed.  The New Jersey lease expired on December 31, 2011. The Company renewed the lease on a short term basis through December 31, 2012 with a provision that either side can terminate the lease upon giving 60 days of notice.

In the opinion of management, the New Jersey facilities are sufficient to meet the current requirements of Pharmos.  In addition, management believes that because of the high level of available commercial office space it has sufficient ability to renew its present New Jersey lease or obtain suitable replacement facilities.

Item 3.  Legal Proceedings

None.

Item 4.  (Removed and reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Over the Counter Pink Sheets (OTCBB) under the symbol “PARS.PK”. The Company was delisted from the Nasdaq Capital Market in March 2009 as it did not meet the requirements for continued listing.

The following table sets forth the range of high and low sales prices per share for the Common Stock as reported on OTCBB during the periods indicated.

Year ended December 31, 2011	HIGH	LOW

4th Quarter	$.11	$.05
3rd Quarter	.13	.07
2nd Quarter	.14	.08
1st Quarter	.12	.08

Year ended December 31, 2010	HIGH	LOW

4th Quarter	$.12	$.09
3rd Quarter	.14	.05
2nd Quarter	.09	.06
1st Quarter	.12	.07

The high and low sales prices for the Common Stock from January 1, 2012 through February 15, 2012 were $.09 and $.05, respectively.  The closing price on February 15, 2012 was $.07.

On January 13, 2012, there were approximately 210 record holders of the Common Stock of the Company and approximately 8,975 beneficial owners of the Common Stock of the Company, based upon the number of shares of Common Stock held in “street name”.

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

PERFORMANCE GRAPH

The following graph compares the Company's cumulative stockholder's return for the five year period ended December 31, 2011 with the cumulative total return of the Nasdaq Equity Market Index and the Nasdaq Biotechnology Index over the same period.

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

Executive Summary

The results for the year ended December 31, 2011 and 2010 were a net loss of $2.0 million and $1.5 million or a loss per share of $.03 and $.03, respectively.

The net operating expenses for 2011 were $1.9 million, primarily comprised of $0.9 million research and development expenses and $1.0 million of general and administration expenses.

In 2010, the majority of the Company’s expenditures were on general and administrative efforts for a licensing deal or funding for a future trial. During 2010 the Company explored initiating proof-of-concept clinical studies in other therapeutic areas with its compounds and conferred with clinical and scientific experts as to the best opportunity.

In 2011, expenditures were on general and administrative efforts for a licensing deal or funding for a future trial and on research and development as the Company conducted work in preparation for initiating a proof-of-concept trial in Gout patients using Levotofisopam. Also during 2011 the Company prepared and submitted an Investigational New Drug (IND) application to the FDA and received clearance to conduct a clinical trial using Levotofisopam in Gout patients, subject to first confirming the safety of the starting dose. The Company conducted a successful toxicology study in non-human primates to confirm the starting dose safety and subsequently started the clinical trial using Levotofisopam in Gout patients at the Duke Clinical Research Unit of Duke University. The Company announced on January 10, 2012 that the first patients had been dosed.

Going Concern Considerations

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. At December 31, 2011, the Company had approximately $1.5 million in cash and cash equivalents. Management believes that the current cash and cash equivalents will be sufficient to support our currently planned continuing operations through at least June of 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of Gout in 2012. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options will continue to be challenging because of the current environment.

The Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and will incur clinical trial costs. The Company expects to have sufficient cash to fund the development of Levotofisopam through completion of a proof-of-concept Gout trial (the Gout trial) based on current estimates. During the first quarter of 2012, the Company expects to have more information on the clinical results of the gout trial and its attractiveness to a potential partner for further development in 2012. The Company intends to partner Levotofisopam upon successful completion of this trial. Should this not occur, the Company will be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Equity based compensation

The Company follows the provisions of ASC Topic 718 on stock based compensation, whereby, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). As of December 31, 2011, the total compensation costs related to non-vested awards not yet recognized is $203,045 which will be recognized over the next two years.

Options issued to non-employees other than directors are accounted for under the fair value method in accordance with ASC Topic 505-50 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Under the fair value method, compensation cost is measured at the grant date of the option based on the value of the award using the Black-Scholes method. Compensation cost is periodically remeasured as the underlying options vest in accordance with ASC Topic 505-50 and is recognized over the service period.

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

Results of Operations

Years Ended December 31, 2011 and 2010

The Company recorded no product sales revenue and cost of sales or licensing revenue during 2011 and 2010.

The Phase 2b Dextofisopam trial, which was completed in September 2009, did not meet its primary endpoint. During 2010 and 2011 the Company conducted minimal research and development activity. The Company’s focus was on further understanding the Dextofisopam Phase 2b results and discussing these with a wide variety of potential pharmaceutical partners and investment funds to participate in a Phase 2c clinical trial as the next development stage for Dextofisopam. The Company estimates that the cost of such a trial would be in the $8 million to $10 million range. Therefore to proceed with development the Company needs to secure a partner and /or funding source.

The Company considers major research & development projects to be those projects that have reached at least Phase II level of clinical development. In June 2007 the Company announced that patient screening had commenced in the Phase 2b trial for Dextofisopam for IBS. Through December 31, 2011 expenditures on this trial, from inception, amounted to $15,787,563 excluding amounts expensed by Vela which Pharmos merged with in October 2006.

During 2010 the Company explored initiating proof-of-concept clinical studies in other therapeutic areas with its compounds and conferred with clinical and scientific experts as to the best opportunity. Consequently research and development expenses were minimal. During 2011 the Company prepared and submitted an Investigational New Drug (IND) application to the FDA, for a proof-of-concept trial in Gout patients using Levotofisopam, completed a toxicology study in non-human primates to confirm the safety of the starting dose, and commenced the clinical trial using Levotofisopam in Gout patients. The Company also incurred costs related to manufacturing capsules needed for this trial.

During 2010 and 2011 the Company lowered its general and administrative costs by streamlining operations and focusing on reducing all non-core costs.

Net Research & development (R&D) expenses increased by $617,136 or 244% from $253,456 in 2010 to $870,592 in 2011 due to the addition of research and development activities on a proof-of-concept trial in Gout patients using Levotofisopam. The increase reflects in virtually every research and development category. The primary additions include $112,000 increase in professional fees and consulting, a $355,000 increase in clinical fees which was offset by a reduction of $94,000 in various facility related expenses. An additional increase in expense comparison occurred when the Company received a $244,000 cash grant in 2010 under the Federal Qualifying Therapeutic Discovery Project for work completed on Dextofisopam in 2009. Consulting and professional fees increased substantially as the Company conducted work in preparation for initiating a proof-of-concept trial in Gout patients using Levotofisopam in the first half of the year.  Clinical study fees increased due to costs related to manufacturing capsules needed for this trial, costs related to conducting a non-human primate toxicology study and preliminary administrative startup trial costs for the clinical trial that has commenced  in the first quarter of 2012. These increases were offset by a reduction of various facility related expenses as the Company continued to reduce overall facility costs.

General and administrative expenses decreased by $181,788 or 15%, from $1,187,335 in 2010 to $1,005,548 in 2011.  The decrease in general and administrative expenses is due to a reduction of expenses in every expense category.  Significant reductions occurred in salaries and benefits of $77,000, professional & consulting fees of $55,000 and facility related expenses of $50,000 when comparing 2011 to 2010. The decrease in payroll costs in 2011 reflects lower stock compensation costs and the elimination of an administrative position in 2010. Accounting fees have decreased as there were higher accounting fees related to the filing of a Registration statement on Form S-1 in 2010. Also professional fees have decreased as there were business development fees in 2010 related to a possible reverse merger candidate which eventually was not pursued. The decrease in the facility related expenses were a reduction of various facility related expenses as the Company continued to reduce overall facility costs.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. At December 31, 2011, the Company had approximately $1.5 million in cash and cash equivalents. Management believes that the current cash and cash equivalents will be sufficient to support our currently planned continuing operations through at least June of 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of Gout. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options will continue to be challenging because of the current environment.

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

The following table describes the Company’s liquidity and financial position on December 31, 2011, and December 31, 2010:

	December 31, 2011	December 31, 2010
Working capital	$296,654	$3,015,068
Cash and cash equivalents	$1,535,137	$3,139,347
Convertible debenture, due 2012 (1)	$1,000,000	$1,000,000

Current working capital position

As of December 31, 2011, the Company had working capital of $0.3 million consisting of current assets of $1.7 million and current liabilities of $1.4 million. This represents a decrease from its working capital of $3.0 million on current assets of $3.2 million and current liabilities of $0.2 million as of December 31, 2010. The Company has a convertible debenture for $ 1 million due November 1, 2012.

(1) At December 31, 2011, this has been reclassified from long term to current liabilities and thus impacts working capital.

Cash

At December 31, 2011, cash and cash equivalents totaled $1.5 million. At December 31, 2010 cash and cash equivalents totaled $3.1 million. This net decrease in cash of $1.6 million was due to the utilization of cash for operating activities. The cash and cash equivalents will be used to finance future operating expenses.

Operating activities

Net cash used in operating activities for 2011 was $1.6 million compared to $1.5 million for 2010. The slight increase is primarily attributed to higher research and development expenses offset by lower general and administrative expenses incurred in 2011. Research and development expenses increased from $0.3 million in 2010 to $0.9 million in 2011 while general and administrative expenses declined from $1.2 million in 2010 to $1.0 million in 2011.

Capital expenditures

Our capital expenditures for property, plant and equipment for 2011 and 2010 totaled approximately $1,600 and $5,785 respectively for normal replacements and improvements, mostly computer equipment.

Common Stock Transactions

At the closing of the Vela Pharmaceuticals Inc. acquisition on October 25, 2006, the Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders.  Pharmos also agreed to reimburse Vela for $679,000 of operating expenses from July 1, 2006 through closing.  The amended Merger Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of Dextofisopam, aggregating up to an additional $5 million in cash and the issuance of up to an additional 9,250,000 shares of Pharmos common stock.  In the event that such shares or payments are issued or funded in future periods, the values are to be expensed as in-process research and development and charged to results of operations; any such future charge could be material.  None of the conditions requiring issuance of these contingent shares or funding these payments had been met as of December 31, 2011 and December 31, 2010 except for a $1.0 million milestone payment made by Pharmos due upon the commencement of the Dextofisopam Phase 2b study.

On January 3, 2008, the Company entered into an Amendment to the Merger Agreement relating to its acquisition of Vela. The Amendment defers the payment by the Company of certain cash milestones payable by the Company to the former stockholders of Vela upon (A) the enrollment of the final patient in the Company’s Phase 2b clinical trial for Dextofisopam ($1 million payment obligation) and (B) the successful completion of such Phase 2b trial ($2 million payment obligation). Payment of such cash milestones will be deferred until such time as (X) the Company has successfully entered into a strategic collaboration or licensing agreement with a third party for the development of Dextofisopam resulting in an upfront cash fee of at least $10 million, or a financing with net proceeds of at least such amount, and (Y) payment of one or both of the cash milestones would still leave the Company with at least one year’s operating cash. Additionally, the Company’s obligations to issue to the former Vela stockholders 2 million shares of Common Stock after final patient enrollment in the Dextofisopam Phase 2b clinical trial was deferred until November 2009, and the 2 million patient enrollment milestone shares were issued in November 2009. Finally the 2.25 million shares of Common Stock milestone due after a successful Phase 2b trial milestone was not met as the Phase 2b dextofisopam trial did not meet its primary endpoints, as it did not meet the definition of a successful trial. Therefore the 2.25 million shares related to this milestone are not payable and have been removed from the listing of remaining potential future milestones.
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

Commitments and Long Term Obligations

The table below sets out our current contractual obligations. However, the nature of these contracts with various clinical research organizations is such that if work is stopped with very short notice, we will then only be obligated to pay costs incurred to date.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Undetermined
Operating Leases	$26,430	$26,430	$-	$-	$-	$-
Convertible Debenture Interest	83,333	83,333	-	-	-	-
Duke University	394,640	394,640	-	-	-	-
Convertible Debenture	1,000,000	1,000,000	-	-	-	-
Total	$1,504,403	$1,504,403	$-	$-	$-	$-

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

The Company recorded the milestone in the first quarter of 2009 as it met the accounting requirements of under ACS 450. The results of the Phase 2b trial were announced in September 2009 and reported that while there was clearly drug activity, the trial did not achieve its primary endpoint. Under the terms of the Vela acquisition agreement as amended, the 2 million shares were issued on November 2, 2009. The cash portion that was expensed in Q1 2009 was reversed in Q4 2009 since it is not deemed probable that the amended terms would be achieved. Since the trial results were not successful, no other milestones have been achieved.

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

Subsequent Event

In the first quarter of 2012, the Company elected to pay the interest on its 10% Convertible Debentures for the eighth interest payment date, January 15, 2012, in common stock to the remaining debenture holder. The dollar amount of interest incurred from July 15, 2011 to January 15, 2012 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and short term investments. Due to the short-term nature of the cash and cash equivalents and short term investments, we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Pharmos’ internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Pharmos’ internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The directors, officers and key employees of the Company are as follows:

Name	Age	Position
Robert F. Johnston	75	Executive Chairman of the Board of Directors
S. Colin Neill	65	President, Chief Financial Officer, Secretary and Treasurer
Anthony B. Evnin, Ph.D*	70	Director
Charles W. Newhall III	67	Director
Steven Leventer, Ph.D*	56	Director

*	Members of the Audit Committee

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

S. Colin Neill became President of Pharmos in January 2008, and has served as Chief Financial Officer, Secretary, and Treasurer of Pharmos since October 2006. Prior to becoming President, he also served as Senior Vice President from October 2006 to January 2008. From September 2003 to October 2006, Mr. Neill served as Chief Financial Officer, Treasurer and Secretary of Axonyx Inc., a biopharmaceutical company that developed products and technologies to treat Alzheimer's disease and other central nervous system disorders, where he played an integral role in the merger between Axonyx and TorreyPines Therapeutics Inc., a privately-held biopharmaceutical company. Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc.; a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its successful sale in 2001. Following that sale from April 2001 to September 2003 Mr. Neill served as an independent consultant assisting small start-up and development stage companies in raising capital. Earlier experience was gained as Vice President Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc., a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served four years with American Express Travel Related Services, first as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a master’s degree in Accounting and Finance from the London School of Economics. He is a Certified Public Accountant in New York State and a Chartered Accountant in Ireland. Mr. Neill served on the board of Galectin Therapeutics (formerly named Pro Pharmaceuticals, Inc.) from May 2007 to October 2011 and from April 2004 to June 2008 on the board of OXIS International, Inc.

Anthony B. Evnin, Ph.D., a director since October 2006, is a Partner of Venrock, a venture capital firm, where he has been a Partner since 1975. He is currently a member of the Board of Directors of AVEO Pharmaceuticals, Inc. and Infinity Pharmaceuticals, Inc. as well as being on the Board of Directors of a number of private companies. During the last five years, Dr. Evnin served as a director of Memory Pharmaceuticals Corp., Sunesis, Inc., Renovis, Inc., and Coley Pharmaceuticals Group, Inc. Dr. Evnin is a Trustee of The Rockefeller University, a Trustee of The Jackson Laboratory, a Trustee Emeritus of Princeton University, and a Member of the Boards of Overseers and Managers of Memorial Sloan-Kettering Cancer Center. He received an A.B. in Chemistry from Princeton University and a Ph.D. in Chemistry from the Massachusetts Institute of Technology. Based on Dr. Evnin’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as a member of our Audit Committee, his membership on the board of directors of other public companies and his knowledge of the pharmaceutical industry, the Governance and Nominating Committee of the Board of Directors concluded that Dr. Evnin has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Charles W. Newhall, III, a director since October 2006, co-founded New Enterprise Associates (NEA). Founded in 1977, NEA is one of the largest Venture Capital firms in the United States. To date Mr. Newhall has served as a director of over 50 venture backed companies. Many have gone public and have been acquired. Several of these companies achieved market capitalizations in excess of $1 billion. He also started several healthcare information technology companies like PatientKeeper, TargetRx, and LifeMetrix. Some of his current board memberships include Vitae Pharmaceuticals, Supernus Pharmaceuticals, Sensors for Medicine and Science, and BrainCells Inc. In 1986 he founded the Mid-Atlantic Venture Capital Association (MAVA), which now has over 80 venture capital firms that are members, and is one of the most active regional venture associations in the country. He is Chairman Emeritus of MAVA. Before NEA, Mr. Newhall was a Vice President of T. Rowe Price. He served in Vietnam commanding an independent platoon including an initial reconnaissance of Hamburger Hill. His decorations include the Silver Star and Bronze Star V (1st OLC). He received an MBA from Harvard Business School, and an Honors Degree in English from the University of Pennsylvania. Based on Mr. Newhall’s familiarity with the Company as an incumbent member of the Company’s Board of Directors, his membership on the board of directors of other public companies and his knowledge of the pharmaceutical industry, the Governance and Nominating Committee of the Board of Directors concluded that Mr. Newhall has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Steven Leventer, Ph.D., a director since September 2010, currently serves as Vice President and General Manager of the Neuroscience Division at PharmaNet/i3, a full-service contract research organization (CRO) based in Princeton, NJ.  Dr. Leventer was trained as a neurochemist, with post-doctoral fellowships and faculty appointments at the University of Texas, Western Psychiatric Institute and Clinic, and Loyola University Stritch School of Medicine.  Dr. Leventer has over 20 years of experience in all phases of drug development, having held senior positions in large Pharma (Wyeth), small Pharma (Vela Pharmaceuticals and Pharmos Corporation) and CROs (Quintiles and PharmaNet/i3).  His overall experience includes direction of over 100 clinical trials, from single studies to entire development programs across multiple indications and phases of drug development. Based on Dr. Leventer’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as a member of our Audit Committee and his extensive expertise and experience in the pharmaceutical industry, the Governance and Nominating Committee of the Board of Directors concluded that Dr. Leventer has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

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

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent registered public accounting firm and evaluating the Company’s accounting policies and its system of internal controls.  The Audit Committee is comprised of two members: Messrs. Evnin and Leventer, both of whom are independent directors.  Mr. Evnin is the designated “audit committee financial expert” under Item 407(d)(5) of Regulation S-K.  Mr. Evnin is considered “independent”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No person who, during the fiscal year ended December 31, 2011, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.  The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

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

Bonuses for 2011 and Compensation Determinations for 2012

The Compensation and Stock Option Committee has determined not to award any bonuses for 2011 and to leave base salaries unchanged for 2012.

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

THE COMPENSATION AND
STOCK OPTION COMMITTEE
Anthony B. Evnin
Charles W. Newhall, III

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the President, Chief Executive Officer and Executive Chairman of the Company in 2011 and the previous year, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 2011.
Name/Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation		Total Compensation

S. Colin Neill	2011	$300,000	-	-	27,311	$21,967	(1)	$349,278
President,	2010	$300,000	-	-	-	$21,967	(1)	$321,967
Chief Financial Officer,
Secretary & Treasurer

Robert F. Johnston	2011	-	-	-	20,484	-		$20,484
Executive Chairman	2010	-	-	-	-	-		-

(1)
In 2011, consists of $7,350 in 401k employer contribution, $5,617 in life insurance and $9,000 in automobile allowance. In 2010, consists of $7,350 in 401k employer contribution, $5,617 in life insurance and $9,000 in automobile allowance.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

	Option Awards								Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity Incentive Plan awards: Number of securities underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That have not vested ($)
S. Colin Neill	0	400,000	(1)	0	$0.09	3/29/2021
	375,000	225,000	(2)	0	$0.22	5/11/2019
	121,875	8,125	(3)	0	$0.35	1/23/2018
	40,000	0	(4)	0	$1.84	1/17/2017
	90,000	0	(5)	0	$1.75	10/5/2016
	626,875	633,125		0

Robert F. Johnston	0	300,000	(6)	0	$0.09	3/29/2021
	350,000	0	(7)	0	$0.35	1/23/2018	450,000	(8)	$22,500
	350,000	300,000		0

(1)       25% of the options were scheduled to vest upon the first anniversary of the grant date March 29, 2011 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(2)       25% of the options were scheduled to vest upon the first anniversary of the grant date May 11, 2009 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(3)       25% of the options were scheduled to vest upon the first anniversary of the grant date January 23, 2008 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(4)       25% of the options granted vested upon the first anniversary of the grant date of January 17, 2007 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(5)       One third of the options granted to Mr. Neill vested immediately with the remaining two thirds of the grant vesting ratably on a quarterly basis over the three years commencing on the first anniversary of the grant.
(6)       25% of the options were scheduled to vest upon the first anniversary of the grant date March 29, 2011 with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.
(7)       One third of the options granted to Mr. Johnston vested immediately with the remaining two thirds of the grant vesting ratably on a quarterly basis over the three years commencing on the first anniversary of the grant.
(8)       On May 11, 2009, Robert F. Johnston was granted a restricted stock award of 1,200,000 shares. 25% of the options were scheduled to vest upon the first anniversary of the grant date with the remaining 75% of the grant vesting ratably on a quarterly basis over the three years following the first anniversary of the grant.

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

As of December 31, 2011, 4,459,312 options to purchase shares of the Company’s Common Stock were outstanding under various option plans. During 2011, the Company granted 1,290,000 options to purchase shares of its Common Stock to directors.

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

Compensation of Directors

Our Director Compensation policy is as follows:

1.
At the election of each Director, either (i) 20,000 fully vested ten-year stock options are granted in January and 20,000 fully vested ten-year stock options are granted in July, or (ii) a cash payment of $6,000 is made in January and $6,000 in July.

2.
The Chairman of the Audit Committee will be granted an additional 5,000 fully vested ten-year stock options in January and 5,000 fully vested ten-year stock options in July; and the Chairmen of the Compensation and the Governance and Nominating Committees will each be granted an additional 2,500 fully vested ten-year stock options in January and 2,500 fully vested ten-year stock options in July.

3.
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

DIRECTOR COMPENSATION FOR 2011

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash($)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)
Srinivas Akkaraju, M.D., Ph.D.	-	$1,364	(2)	$-		$1,364
Anthony B. Evnin, Ph.D.	-	$4,413		$-		$4,413
Charles W. Newhall, III	-	$4,413		$-		$4,413
Steven Leventer, Ph.D.	-	$3,414		$7,350	(3)	$10,764

(1)	Reflects the aggregate grant date fair value in accordance with ASC Topic 718. All options awarded to Directors in 2011 remained outstanding at fiscal year-end except for Dr. Akkaraju as noted in (2).
(2)
Dr Akkaraju was granted an option in January of 2011. Subsequently on March 29, 2011, he retired from the Board of Directors of Pharmos Corporation. The option granted in January of 2011 has been retired.

(3)	Represents fees paid by the Company to PharmaNet, with whom Dr. Leventer is employed, pursuant to a consulting arrangement. The fees consisted of $7,350 for consulting.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Stock Option Committee in 2011 were Anthony B. Evnin and Charles W. Newhall, III.  There were no interlocks on the Compensation and Stock Option Committee in 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	4,459,312	$1.48	6,330,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,459,312	$1.48	6,330,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of February 17, 2012, except as set forth in the footnotes, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company’s Stock, (ii) each of the Company’s executive officers and Directors, and (iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person’s name.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Total (1)
Robert F. Johnston c/o Pharmos Corporation 99 Wood Avenue South, Suite 302, Iselin, NJ 08830	18,371,267	(2)	27.6%
Anthony B. Evnin c/o Venrock Associates 530 Fifth Avenue, 22nd Floor, New York, NY 10036	13,907,695	(3)	21.6%
Steven Leventer c/o Pharmos Corporation 99 Wood Avenue South, Suite 302, Iselin, NJ 08830	306,945	(4)	*
Charles W. Newhall, III c/o New Enterprise Associates 1954 Greenspring Drive, Suite 600, Timonium, MD 21093	22,673,150	(5)	33.2%
S. Colin Neill c/o Pharmos Corporation 99 Wood Avenue South, Suite 302, Iselin, NJ 08830	850,000	(6)	1.4%
All Current Directors and Executive Officers as a group (six persons)	56,109,057	(7)	70.2%
New Enterprise Associates 10, LP 1954 Greenspring Drive, Suite 600, Timonium, MD 21093	22,435,650	(8)	33.0%
Venrock Associates Venrock Associates III LP Venrock Entrepreneurs Fund III LP 530 Fifth Avenue, 22nd Floor, New York, NY 10036	13,665,195	(9)	21.3%

* Less than 1%.

(1)
Based on 60,023,612 shares of common stock outstanding as of February 17, 2012, plus each individual’s warrants or options which are either currently exercisable or will be exercisable within 60 days of the date set forth above.  Assumes that no other individual will exercise any warrants and/or options.

(2)
Consists of 5,946,271 outstanding shares, 424,996 shares issuable upon exercise of currently exercisable options, and 6,000,000 outstanding shares and 6,000,000 currently exercisable warrants held by Demeter Trust.

(3)	Consists of shares beneficially owned by Venrock Associates, Venrock Associates III LP and Venrock Entrepreneurs Fund III LP and 242,500 shares issuable upon exercise of currently exercisable options.

(4)	Consists of 41,111 outstanding shares and 265,834 shares issuable upon exercise of currently exercisable options.

(5)	Consists of shares beneficially owned by New Enterprise Associates 10, LP and 237,500 shares issuable upon exercise of currently exercisable options.

(6)	Consists of 75,000 outstanding shares and 775,000 shares issuable upon exercise of currently exercisable options.

(7)	Consists of 36,163,227 outstanding shares, 1,945,830 shares issuable upon exercise of currently exercisable options and 18,000,000 shares issuable upon exercise of currently exercisable warrants.

(8)	Consists of 14,435,650 outstanding shares and 8,000,000 shares issuable upon exercise of currently exercisable warrants.

(9)	Consists of 9,665,195 outstanding shares and 4,000,000 shares issuable upon exercise of currently exercisable warrants.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Director Independence.  The Company has determined that three of the four Directors serving at December 31, 2011 (Anthony B. Evnin, Charles W. Newhall, III and Steven Leventer), were independent under the standards of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services

Audit fees

For 2011 the aggregate fees by Friedman LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ending December 31, 2011 and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q was $56,000.

For 2010 the aggregate fees by Friedman LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ending December 31, 2010 and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q was $55,000.

Audit-related fees

There were no audit—related fees in 2011 and 2010.

Tax fees

Aggregate fees for professional services rendered by Friedman LLP in connection with its income tax compliance and related tax services for the years ended December 31, 2011 and 2010 were $0 and $0, respectively.

All other fees

There were no other fees in 2011 and 2010.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The charter of the Audit Committee requires that the Committee review and pre-approve all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated there under). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by Friedman LLP in 2011.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended
December 31, 2011 and 2010
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended
December 31, 2011 and 2010
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

10(jj)	Form of Pharmos Corporation Indemnification Agreement dated as of April 21, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2009).

10(kk)	2009 Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 18, 2009).**

21	Subsidiaries of the Registrant

21(a)	Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form
10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23	Consents of Experts and Counsel

23(a) ***	Consent of Friedman LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

31(a) ***	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31(b) ***	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

32(a)***	Section 1350 Certification of Principal Executive Officer and Chief Financial Officer

101	Interactive Data File

101(a)***
The following financial information from Pharmos Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements.

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

Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ S. Colin Neill
S. Colin Neill	President and Chief Financial Officer	February 17, 2012
(Principal Financial and Accounting Officer)

/s/ Anthony B. Evnin
Anthony B. Evnin, Ph.D.	Director	February 17, 2012

/s/ Charles W. Newhall, III
Charles W. Newhall, III	Director	February 17, 2012

/s/ Steven Leventer
Steven Leventer, Ph.D.	Director	February 17, 2012

Pharmos Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the years ended
December 31, 2011 and 2010	F-4
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2011 and 2010	F-6
Notes to consolidated financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Pharmos Corporation
Iselin, New Jersey

We have audited the accompanying consolidated balance sheets of Pharmos Corporation and its subsidiaries (the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharmos Corporation and subsidiaries as of December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements  the Company has suffered recurring losses from operations, has significant 2012 cash flow commitments in connection with its current proof-of-concept clinical trial, and its ability to continue as a going concern is ultimately dependent on achieving a collaboration agreement or raising additional capital in 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Friedman LLP
East Hanover, New Jersey
February 17, 2012

PHARMOS CORPORATION
Consolidated Balance Sheets
	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$1,535,137	$3,139,347
Prepaid expenses and other current assets	122,417	46,833
Total current assets	1,657,554	3,186,180

Fixed assets, net	4,493	5,613

Total assets	$1,662,047	$3,191,793

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$262,067	$67,199
Accrued expenses	98,833	103,913
Convertible debenture	1,000,000	-
Total current liabilities	1,360,900	171,112

Convertible debenture	-	1,000,000
Total liabilities	1,360,900	1,171,112

Shareholders’ Equity
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 shares authorized, 59,879,391 and 59,585,273 issued in 2011 and 2010, respectively	1,796,382	1,787,558
Paid-in capital in excess of par	211,838,004	211,587,386
Accumulated deficit	(213,332,813)	(211,353,837)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity	301,147	2,020,681

Total liabilities and shareholders' equity	$1,662,047	$3,191,793
The accompanying notes are an integral part of these consolidated financial statements.

____________________________________________________________________________________

PHARMOS CORPORATION
Consolidated Statements of Operations

	Year ended December 31,
	2011	2010
Expenses
Research and development	$870,592	$497,935
Grants	-	(244,479)
Research and development, net of grants	870,592	253,456
General and administrative	1,005,548	1,187,335
Depreciation and amortization	2,720	1,551
Total operating expenses	1,878,860	1,442,342

Loss from operations	(1,878,860)	(1,442,342)

Other income (expense)

Interest income	253	1,520
Interest expense	(102,789)	(110,744)
Other income (expense)	2,420	5,822
Other expense, net	(100,116)	(103,402)

Net loss	$(1,978,976)	$(1,545,744)

Net loss per share
- basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding
- basic and diluted	59,195,445	58,529,204

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Years ended December 31, 2011 and 2010

	Common Stock				Treasury Stock
	Shares	Amount	Paid-in Capital in Excess of Par	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2009	59,291,154	1,778,735	211,301,675	(209,808,093)	2,838	(426)	3,271,891
Stock and option issuance for compensation			194,534				194,534
Issuance of Common Stock for Debenture Interest payment	294,119	8,823	91,177				100,000
Net Loss				(1,545,744)			(1,545,744)
December 31, 2010	59,585,273	$1,787,558	$211,587,386	$(211,353,837)	2,838	$(426)	$2,020,681
Stock and option issuance for compensation			159,442				159,442
Issuance of Common Stock for Debenture Interest payment	294,118	8,824	91,176				100,000
Net Loss				(1,978,976)			(1,978,976)
December 31, 2011	59,879,391	$1,796,382	$211,838,004	$(213,332,813)	2,838	$(426)	$301,147

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,978,976)	$(1,545,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,720	1,551
Amortization of deferred financing fees	2,789	10,745
Share-based compensation	159,442	194,534
Debenture interest paid in common stock	100,000	100,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(78,373)	579
Accounts payable	194,868	(6,518)
Accrued expenses	(5,080)	(44,501)
Accrued wages and other compensation	-	(195,000)
Net cash used in operating activities	(1,602,610)	(1,484,354)

Cash flows from investing activities
Purchases of fixed assets	(1,600)	(5,785)
Net cash used in investing activities	(1,600)	(5,785)

Net decrease in cash and cash equivalents	(1,604,210)	(1,490,139)

Cash and cash equivalents at beginning of year	3,139,347	4,629,486

Cash and cash equivalents at end of year	$1,535,137	$3,139,347

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for debenture interest	$100,000	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

Pharmos Corporation
Notes to Consolidated Financial Statements

1.	The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of metabolic and nervous system disorders, including gout, disorders of the brain-gut axis (e.g., Irritable Bowel Syndrome), pain/inflammation, and autoimmune disorders.

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

Levotofisopam is the S-enantiomer of the racemic mixture RS-tofisopam, a well-tolerated, effective, non-sedating agent used outside the United States for the treatment of a variety of disorders associated with stress or autonomic instability. During the quarter, the Company completed a non-human primate toxicology study to confirm the planned starting dose in the upcoming human trial in Gout patients using Levotofisopam. Two ex-US Phase 1 clinical studies were completed by Vela Pharmaceuticals (merged with Pharmos in October 2006). In these studies, conducted in healthy volunteers in the United Kingdom and The Netherlands, Levotofisopam treatment was generally well tolerated and was associated with a large and rapid reduction in mean uric acid values.

In March 2011, the Company submitted an Investigational New Drug (IND) application to the FDA and received clearance to conduct human clinical trials, subject to first confirming the safety of the dose planned to be used in the proof-of-concept study in Gout patients in 2012. To confirm the safety of the planned dose, the Company conducted and successfully completed a non-human primate toxicology study. The Company has initiated a proof-of-concept clinical trial in the US in Gout patients using Levotofisopam at the Duke Clinical Research Unit of Duke University. On January 10, 2012, the Company announced that the first patients were dosed.

While the Company has limited cash resources and is unable to fund the next development trial for Dextofisopam, it does have sufficient cash to complete the planned US based clinical proof-of-concept trial using Levotofisopam in Gout patients. This will be a small trial that the Company expects to be able to fund with its current cash resources based upon current estimates. The Company’s strategic plan is to partner with a pharmaceutical company upon successful completion of the proof-of-concept clinical trial.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

The Company has executive offices in Iselin, New Jersey. The Company’s operations in Israel were closed effective October 31, 2008.

2.	Liquidity, Business Risks and Ability to Continue as a Going Concern

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. At December 31, 2011, the Company had approximately $1.5 million in cash and cash equivalents. Management believes that the current cash and cash equivalents will be sufficient to support our currently planned continuing operations through at least June of 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of Gout in 2012. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options will continue to be challenging because of the current environment.

The Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and will incur clinical trial costs. The Company expects to have sufficient cash to fund the development of Levotofisopam through completion of a proof-of-concept Gout trial (the Gout trial) based on current estimates. During the first quarter of 2012, the Company expects to have more information on the probability of success of the Gout trial. The Company intends to partner Levotofisopam upon successful completion of this trial. Should this not occur, the Company will be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

The following table summarized the equivalent number of potential common shares assuming the related securities that were outstanding as of December 31, 2011 and 2010 had been converted.

	2011	2010
Stock options	4,459,312	3,460,499
Restricted stock	450,000	750,000
Convertible debenture	1,428,571	1,428,571
Warrants	18,000,000	18,000,000
Total potential dilutive securities not included in loss per share	24,337,883	23,639,070

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of US short term government obligations at December 31, 2011 and 2010.

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

Revenue recognition

The Company’s policy with respect to license fees is to recognize revenue when all performance obligations are completed. The Company had no licensing revenue or product sales revenue during 2011 or 2010 and does not expect product sale revenues for the next few years and may never have such sales if products currently under development fail to be commercialized.

Pharmos Corporation
Notes to Consolidated Financial Statements

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

FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Advance payments are capitalized until the goods have been delivered or the related services have been performed. At December 31, 2011 and 2010 there was $86,923 and $0, respectively, in capitalized advances.

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

The Company follows the guidance of Financial Accounting Standards Board interpretation in ASC Topic 740 which covers, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has not been met.  In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. There were no uncertain tax positions at December 31, 2011 and 2010.

Pharmos Corporation
Notes to Consolidated Financial Statements

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents,  accounts payable and accrued liabilities approximate fair value due to their short term maturities. See note for fair value of convertible debentures, due November 2012.

Equity based compensation

The Company follows the provisions of ASC Topic 718 on stock based compensation, whereby, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). As of December 31, 2011, the total compensation costs related to non-vested awards not yet recognized is $203,045 which will be recognized over the next two years.

Options issued to non-employees other than directors are accounted for under the fair value method in accordance with ASC Topic 505-50 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Under the fair value method, compensation cost is measured at the grant date of the option based on the value of the award using the Black-Scholes method. Compensation cost is periodically remeasured as the underlying options vest in accordance with ASC Topic 505-50 and is recognized over the service period.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820). This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This ASU will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The Company is currently evaluating the impact ASU 2011-04 will have on its consolidated financial statements and disclosures.
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

Pharmos Corporation
Notes to Consolidated Financial Statements

On April 21, 2009, Venrock Associates (which is affiliated with Anthony B. Evnin, a Director of the Company), New Enterprise Associates (which is affiliated with Charles W. Newhall, III, a Director of the Company) and Robert F. Johnston, the Company’s Executive Chairman of the Board of Directors, agreed to convert the notes held by them, comprising an aggregate of $3,000,000 in principal amount, at a conversion price of $0.275 per share.   An aggregate of 11,145,570 shares was issued upon conversion of the principal and accrued but unpaid interest on the debentures.

A registration statement covering the resale of the shares underlying the debenture held by Lloyd I. Miller, III, was declared effective in February 2011.

5.	Acquisition of Vela Pharmaceuticals, Inc.

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

The Company issued 6.5 million shares of common stock and paid $6 million to Vela shareholders at closing. The Agreement also includes additional performance-based milestone payments to the Vela stockholders related to the development of Dextofisopam, aggregating up to an additional $5 million in cash and the issuance of up to an additional 9,250,000 shares of Pharmos common stock. None of the milestone conditions were met at December 31, 2010 and December 31, 2011 except for a $1.0 million milestone payment due upon the study’s commencement which was paid in 2008.

The remaining milestones are as follows:

•         $1 million cash: Final patient enrolled in Phase 2b trial (1)
•         $2 million + 2 million shares: NDA submission
•         $2 million cash +2.25 million shares: FDA approval
•         1 million shares: Approval to market in Europe or Japan
•         4 million shares: $100 million sales of Dextofisoam, when and if approved, in any 12-month period.

(1) The milestone was reached when the final patient was enrolled in the Dextofisopam Phase 2b trial and was recognized in the first quarter of 2009 as all probability criteria were met. The milestone had two components, a cash portion of $1,000,000 and a share portion of 2,000,000 shares valued at $180,000.  The total charge in the first quarter was $1,180,000. The shares were issued in November 2009 under the terms of the Amendment #3 to the agreement and plan of merger. Under that amendment, the payment of the cash portion was deferred until such time as 1) the Company successfully entered into a strategic collaboration or licensing agreement with a third party for the development of Dextofisopam resulting in an upfront cash fee of at least $10 million, and 2) payment of the cash milestone would still leave the Company with one year’s operating cash.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

6.	Fixed Assets

Fixed assets consist of the following:

	December 31,
	2011	2010
Leasehold improvements	$158,023	$158,023
Office furniture and fixtures	87,229	87,229
Computer equipment	241,924	240,324
	487,176	485,576
Less - Accumulated depreciation	(482,683)	(479,963)
Fixed Assets, net	$4,493	$5,613

Depreciation of fixed assets was $2,720 and $1,551 in 2011 and 2010, respectively.

7.	Grants for Research and Development

Previously the Company operated a facility in Israel, grants were received from the Office of the Chief Scientist in Israel. The Company did not receive any grants since 2007 and with the closure of the Israel location, will not be eligible for further grants.

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

As of December 31, 2011, the total amounts received under such grants amounted to $17,897,830.  Aggregate future royalty payments related to sales of products developed, if any, as a result of these grants are limited to $16,408,890, exclusive of interest, based on grants received through December 31, 2011.

The Company closed its operations in Israel effective October 31, 2008 and has subsequently reconciled and repaid a grant in 2009 that was overpaid. All obligations of the Company have been settled except the requirement to pay royalties should any of the related technologies be licensed out and further developed.

The Company applied for a cash grant under the Federal Qualifying Therapeutic Discovery Project, which was provided under new section 48D of the Internal Revenue Service, as enacted as part of the Patient Protection and Affordable Care Act of 2010. In December of 2010 the Company received $244,479 under this program.

8.	Shareholders Equity Transactions

2011 Transactions

In the first quarter of 2011, the Company elected to pay the interest on its 10% Convertible Debentures for the sixth interest payment date, January 15, 2011, in common stock to the remaining debenture holder. The dollar amount of interest incurred from July 15, 2010 to January 15, 2011 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

Pharmos Corporation
Notes to Consolidated Financial Statements

In the third quarter of 2011, the Company elected to pay the interest on its 10% Convertible Debentures for the seventh interest payment date, July 15, 2011, in common stock to the remaining debenture holder. The dollar amount of interest incurred from January 15, 2011 to July 15, 2011 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

The interest conversion rate is defined as the greater of (i) the average of the five closing prices immediately prior to the applicable interest payment date, (ii) the closing price on the date of a second closing (which did not occur), and (iii) the closing price on the date of the first closing (which was $0.34).

As of December 31, 2011, the Company had reserved 4,459,312 common stock shares for outstanding stock options.

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

Subsequent Event

In the first quarter of 2012, the Company elected to pay the interest on its 10% Convertible Debentures for the eighth interest payment date, January 15, 2012, in common stock to the remaining debenture holder. The dollar amount of interest incurred from July 15, 2011 to January 15, 2012 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

9.	Warrants

On April 21, 2009, the Company completed a private placement of 18,000,000 common shares and 18,000,000 warrants. The exercise price of the warrants, which have a five-year term, is $0.12 per share. No warrants have been exercised as of December 31, 2011 and 2010. The warrants have not been registered for resale.

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

Pharmos Corporation
Notes to Consolidated Financial Statements

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

All stock option grants during 2011 were made from the Pharmos Corporation 2009 Incentive Compensation Plan.

The following table summarizes activity in stock options approved by the Company’s Board of Directors:

	Option	Weighted Average Exercise Price

Options Outstanding at 12/31/09	3,647,155	$2.29

Granted	490,000	$0.11
Cancelled	(676,656)	$3.09
Options Outstanding at 12/31/10	3,460,499	$1.82

Granted	1,290,000	$0.09
Cancelled	(291,187)	$1.28
Options Outstanding at 12/31/11	4,459,312	$1.35

Options exercisable at 12/31/11	2,984,622	$1.97

Options exercisable at 12/31/10	2,594,198	$2.35

Pharmos Corporation
Notes to Consolidated Financial Statements

Additional information with respect to the outstanding stock options as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.05 - $0.39	3,105,000	8.1 years	$0.17	1,630,310	$0.23
$1.46 - $2.01	323,000	5.0 years	$1.81	323,000	$1.81
$2.15 - $3.95	812,500	3.9 years	$2.37	812,500	$2.37
$5.10 - $8.75	57,812	1.1 years	$5.10	57,812	$5.10
$9.38 - $21.20	161,000	1.6 years	$16.73	161,000	$16.73
	4,459,312	6.8 years	$1.35	2,984,622	$1.97

Fair value of options:

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2011	2010
Risk-free interest rate	0.91-2.11%	1.41-2.48%
Expected lives (in years)	4.4	5.2
Dividend yield	0%	0%
Expected volatility	109 -130%	118 -120%
Fair value	$0.07	$0.09

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

Pharmos Corporation
Notes to Consolidated Financial Statements

During the years ended December 31, 2011 and 2010, employees, consultants and outside directors of the Company were granted stock options in the amount of 1,290,000 or a fair value of $88,441 and 490,000 or a fair value of $43,246, respectively. The fair value of options that vested during the years ended December 31, 2011 and 2010, without considering forfeitures, was $94,386 and $129,833, respectively.

Total compensation cost related to non-vested awards is approximately $203,000 which will be recognized over a weighted average exercise period of two years.

11.	Income Taxes

For 2011 and 2010, the Company has not recorded a tax benefit on the operating losses generated by its U.S operation. After an assessment of all available evidence, including historical and forecasted operating results, management has concluded that realization of the Company’s net operating loss carryforwards (“NOLs”) and research tax credits, which includes Vela’s historical NOLs and research tax credits generated through the acquisition date and other deferred tax assets could not be considered more likely than not. The decrease in the valuation allowance for the year ended December 31, 2011 relates to a reduction in deferred tax assets due to the expiration of Federal and State NOLs and tax credits (approximately $1,000,000), the liquidation of a subsidiary with New Jersey net operating losses (approximately $2,500,000) and other reductions; such decreases were partially offset by the current year net operating losses.

For 2011 and 2010, the Company’s recorded tax benefit differs from the benefit calculated by applying the statutory U.S. Federal income tax rate due to the valuation allowances established on deferred tax assets in those periods and non-deductible charges.

At December 31, 2011 and 2010, the Company’s deferred tax assets are comprised of the following:

	2011	2010
Domestic NOLs	$69,172,000	$72,029,000
Research and Development Credit Carryforwards	6,728,000	6,932,000
Accrued expenses, compensation and other	312,000	406,000
Net Deferred Tax Assets	76,212,000	79,367,000
Valuation allowance	(76,212,000)	(79,367,000)
	$-	$-

At December 31, 2011 the Company had net operating losses of approximately $201 million and $12 million for U.S and New Jersey tax return purposes, respectively. Of these amounts, approximately $60 million and $0 million, respectively, relate to Vela’s (liquidated in 2011) results of operations prior to the acquisition. There were no net operating losses for Israel tax return purposes at December 31, 2011 and 2010, as the Company has completed a voluntary liquidation of its operations in Israel. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that may be subject to annual limitations on utilization. The remaining U.S. NOLs begin to expire in 2017 and continue to expire through 2031. In addition, research and development credit carryforwards approximated $6,300,000 (U. S.) and $600,000 (NJ) at December 31, 2011. U.S. research and development credit carryforwards begin to expire in 2017 and continue to expire through 2031.

At December 31, 2011 the Company had 2010, 2009 and 2008 tax returns that remain open and subject to audit.

12.	Commitments and Contingencies

Leases

The Company leases an office facility in New Jersey, which calls for base rentals, payment of certain building maintenance costs (where applicable) and future increases based on the consumer price indices.

Pharmos Corporation
Notes to Consolidated Financial Statements

At December 31, 2011, the only commitment for the Company is a short term office space lease that expires on December 31, 2012 in the amount of $26,430.

Rent expense during 2011 and 2010 amounted to $25,548 and $81,329, respectively.

Convertible Debenture

The Company has a convertible debenture of $1 million which will mature the earlier of November 1, 2012 or the sale of the Company. This is a short term obligation.

Convertible Debenture Interest

The Company elected to pay interest for the convertible debenture in common stock. The interest remaining is $83,333 and is also short term.

Duke Clinical Research Unit of Duke University

The Company has initiated a proof-of-concept clinical trial in the US in Gout patients using Levotofisopam at the Duke Clinical Research Unit of Duke University. The costs remaining are $394,640 which are of a short term nature and would not be payable should the Company stop the clinical trial.

Consulting contracts and employment agreements

In the normal course of business, the Company enters into annual employment and consulting contracts with various employees and consultants.

13.	Fair Value Measurements

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $766,000 at December 31, 2011.  In determining the fair value the Company used level 3 inputs (unobservable) discount rate of 33%. Management used a discount rate they believe was most relevant given the business risks described in Note 2 of the financial statements and because they have been unable to raise third party financing during the past several years.

14.	Employee Benefit Plans

The Company has a 401-K defined contribution profit-sharing plan covering its U.S. employees.  Contributions to the plan are based on employer contributions as determined by the Company and allowable discretionary contributions, as determined by the Company’s Board of Directors, subject to certain limitations. Contributions by the Company to this plan amounted to $9,977 and $11,538 in 2011 and 2010, respectively.

15.   Related Party Transactions

The Company has a consulting agreement with PharmNet, a Contract Research Organization for the use of consulting time provided by Steven Leventer Ph.D who is Vice President and General Manager of the Neuroscience division at Pharmanet.  Dr. Leventer is a member of the Pharmos Board of Directors and serves on its Audit Committee. During 2011 and 2010 the Company paid fees to Pharmanet of $7,350 and $20,000 respectively. The consulting agreement expires in June of 2012 and is renewable.