Form 10-K/A
period 2011-12-31
PHARMOS CORP
filed 2012-02-21
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Pharmos Corporation for the fiscal period ended December 31, 2011, filed with the Securities and Exchange Commission on February 17, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

10(jj)	Form of Pharmos Corporation Indemnification Agreement dated as of April 21, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2009).

10(kk)	2009 Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 18, 2009).**

21	Subsidiaries of the Registrant

21(a)	Subsidiaries of the Registrant (Incorporated by reference to Annual Report on Form
10-K, as amended by Form 10-K/A, for year ended December 31, 1992).

23	Consents of Experts and Counsel

23(a)	Consent of Friedman LLP (previously filed)

31	Rule 13a-14(a)/15d-14(a) Certifications

31(a) ***	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31(b) ***	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

32(a)***	Section 1350 Certification of Principal Executive Officer and Chief Financial Officer

101	Interactive Data File

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

Date: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ S. Colin Neill
S. Colin Neill	President and Chief Financial Officer	February 21, 2012
(Principal Financial and Accounting Officer)

/s/ Anthony B. Evnin
Anthony B. Evnin, Ph.D.	Director	February 21, 2012

/s/ Charles W. Newhall, III
Charles W. Newhall, III	Director	February 21, 2012

/s/ Steven Leventer
Steven Leventer, Ph.D.	Director	February 21, 2012