Form 10-Q
period 2012-03-31
PHARMOS CORP
filed 2012-04-16
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of April 16, 2012, the Registrant had outstanding 60,023,612 shares of its $.03 par value Common Stock.

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1,016,483	$1,535,137
Prepaid expenses and other current assets	132,402	122,417
Total current assets	1,148,885	1,657,554

Fixed assets, net	3,877	4,493

Total assets	$1,152,762	$1,662,047

Liabilities and Shareholders’ Equity
Accounts payable	$286,456	$262,067
Accrued interest and expenses	55,105	98,833
Convertible debenture	1,000,000	1,000,000
Total current liabilities	1,341,561	1,360,900

Total liabilities	1,341,561	1,360,900

Shareholders’ Equity (Deficit)
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 shares
authorized, 60,026,450 and 59,879,391 issued as of
March 31, 2012 and December 31, 2011, respectively	1,800,794	1,796,382
Paid-in capital in excess of par	211,919,951	211,838,004
Accumulated deficit	(213,909,118)	(213,332,813)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity (Deficit)	(188,799)	301,147

Total liabilities and shareholders' equity (Deficit)	$1,152,762	$1,662,047

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PHARMOS CORPORATION Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,

	2012	2011
Expenses
Research and development	$290,663	$281,783
General and administrative	260,057	294,345
Depreciation and amortization	616	626
Total operating expenses	551,336	576,754

Loss from operations	(551,336)	(576,754)

Other (expense) income
Interest income	31	96
Interest expense	(25,000)	(26,469)
Other expense	(24,969)	(26,373)

Net loss	$(576,305)	$(603,127)

Net loss per share
- basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
- basic and diluted	59,589,756	58,994,984

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pharmos Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(576,305)	$(603,127)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	616	626
Amortization of deferred financing fees	-	1,469
Stock based compensation	36,360	39,813
Interest expense to be paid in common stock	25,000	25,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,986)	(49,643)
Accounts payable	24,389	236,102
Accrued expenses	(18,728)	(12,067)

Net cash used in operating activities	(518,654)	(361,827)

Net decrease in cash and cash equivalents	(518,654)	(361,827)

Cash and cash equivalents at beginning of year	1,535,137	3,139,347

Cash and cash equivalents at end of period	$1,016,483	$2,777,520

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for debenture interest	$50,000	$50,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.      Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair statement have been included. Operating results and cash flows for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.

2.      Liquidity, Business Risks and Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern. At March 31, 2012, the Company had approximately $1.0 million in cash and cash equivalents. Management believes that the current cash and cash equivalents will be sufficient to support their currently planned continuing operations through at least July of 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Levotofisopam, for the treatment of Gout, and Dextofisopam, for the treatment of IBS in 2012. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options will continue to be challenging because of the current environment.

The Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and is currently incurring clinical trial costs. The Company expects to have sufficient cash to fund the development of Levotofisopam through completion of the current proof-of-concept Gout trial (the Gout trial) based on current estimates. During the first half of 2012, the Company expects to have more information on the probability of success of the Gout trial. The Company intends to partner Levotofisopam upon successful completion of this trial. Should this not occur, the Company will be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has initiated a proof-of-concept clinical trial in the US in Gout patients using Levotofisopam at the Duke Clinical Research Unit of Duke University. The costs remaining are $172,159 which are of a short term nature and would not be payable should the Company stop the clinical trial.

3.      The Company

Pharmos Corporation (the Company or Pharmos) is a biopharmaceutical company that discovers and develops novel therapeutics to treat a range of metabolic and nervous system disorders, including gout, disorders of the brain-gut axis (e.g., Irritable Bowel Syndrome), pain/inflammation, and autoimmune disorders.

Pharmos owns the rights to both R and S Tofisopam through two US issued composition of matter patents. These are the two enantiomers of racemic tofisopam that has been used safely outside the United States for over 30 years. Dextofisopam is the R enantiomer and is being developed for the treatment of irritable bowel syndrome (IBS) and as described below has completed clinical testing through Phase 2b. IBS is a large unmet medical need but Pharmos does not have the financial resources to fund the next trial and therefore seeks a pharmaceutical company as a partner.

Levotofisopam is the S-enantiomer of the racemic mixture RS-tofisopam, a well-tolerated, effective, non-sedating agent used outside the United States for the treatment of a variety of disorders associated with stress or autonomic instability. In two earlier Phase 1 studies using S-Tofisopam a significant and rapid lowering of uric acid was noted. The Company initiated a proof of concept Phase 2a trial at the Duke Clinical Research Unit of Duke University and on January 10, 2012 the Company announced that the first patients in this clinical trial had been dosed. The trial expects to enroll 20 patients in an open label study. As of March 31, 2012, 11 patients have completed treatment and all patients showed a reduction in uric acid. The mean reduction was over 45% with reductions seen in all patients . Additionally, there was an increase in the fractional excretion of urate confirming the compound’s mechanism of action as enhancing excretion and not as a xanthine oxidase inhibitor.

The Phase 2a trial is expected to be completed in May 2012 and the Company’s strategy is to seek a partner for the further development of Levotofisopam.

While the Company has limited cash resources and is unable to fund the next development trial for Dextofisopam, it does have sufficient cash to complete the ongoing US based clinical proof-of-concept trial using Levotofisopam in Gout patients. Currently this is a small trial that the Company expects to be able to fund with its current cash resources. The Company’s strategic plan is to partner with a pharmaceutical company upon successful completion of the proof-of-concept clinical trial.

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

The results of a Phase 2b study were announced in September 2009. The primary endpoint of overall adequate relief was not met due to a high placebo response, but drug activity was observed in all drug cohorts, especially the 200 mg dose. The Company is now seeking a pharmaceutical partner with clinical, scientific and financial capabilities to further develop Dextofisopam.

In research efforts over the past decade, the Company has developed a significant expertise in cannabinoid biology and chemistry, and has generated significant know-how and an intellectual property estate pertaining to multiple areas of cannabinoid biology.  The Company closed its operations in Israel effective October 31, 2008. No further development work has been performed on the cannabinoid assets and the focus is to partner or sell these assets. The Company continues to seek, to sell or license other CB2 assets, including Cannabinor which was the only CB2 asset to enter human clinical trials.

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

Cash and Cash Equivalents

Cash and Cash Equivalents as of March 31, 2012 consist primarily of a money market fund invested in short term government obligations.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains its cash and cash equivalent balances with a high quality financial institution who invests the Company’s funds in Government short-term instruments. Consequently the Company believes that such funds are subject to minimal credit risk.

Grants

The costs and expenses of research and development activities are partially funded by grants the Company received. The grants are deducted from research and development expenses at the time such grants are received. There were no grants received in the three month periods ended March 31, 2012 and 2011, respectively.

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

The Company follows the guidance for Accounting for Uncertainty in Income Taxes which prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. Pharmos conducts business in the US and as a result, files US and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with and there are no tax uncertainties as of March 31, 2012 and December 31, 2011.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other assets, accounts payable and accrued liabilities approximate fair value due to their short term maturities.

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $829,000 at March 31, 2012. In determining the fair value the Company used level 3 inputs (unobservable) and a discount rate of 33%. Management used a discount rate they believe was most relevant given the business risks and because they have been unable to raise third party financing during the past several years. The Company’s ability to repay the debenture on its due date is dependent upon achieving a successful partnership for Levotofisopam and or Dextofisopam or in raising additional capital.

Equity based compensation

During the three months ended March 31, 2012 and 2011, the Company recognized equity based compensation expense of $36,360 and $39,813, respectively, for restricted stock and stock options. As of March 31, 2012, the total compensation costs related to non-vested stock options not yet recognized is $98,471 which will be recognized over the next four years. Also, the compensation expense related to the Executive Chairman of the Board non-vested restricted stock not yet recognized is $71,500 which will be recognized over the next one and one half years.

During the three months ended March 31, 2012 and 2011, executive and outside directors of the Company were granted stock options under the 2009 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

March 31, 2012	70,000	$0.06	$0.05
March 31, 2011	1,120,000	$0.09	$0.07

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820). This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This ASU will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. This update did not have any material effect on our financial statements.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). This update amends Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income, to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, and is currently effective for our Company.  This update did not have any material effect on our financial statements.

5.      Convertible Debentures

The Company has a $1,000,000 convertible debenture that is due November 1, 2012. In the first quarter of 2012, the Company elected to pay the interest on its 10% Convertible Debentures incurred through the eighth interest payment date, January 15, 2012, in common stock to the remaining debenture holder. The dollar amount of interest incurred from July 15, 2011 to January 15, 2012 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.A post-effective amendment to the registration statement covering the resale of the shares underlying the debenture held by Lloyd I. Miller, III, was declared effective in February 2012.

The Company’s ability to repay the debenture on its due date is dependent upon achieving a successful partnership for Levotofisopam and or Dextofisopam or in raising additional capital.

6.      Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending March 31, 2012 and 2011, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	March 31,
	2012	2011

Stock options	4,478,812	4,577,812
Convertible debenture	1,428,571	1,428,571
Restricted stock	375,000	675,000
Warrants	18,000,000	18,000,000

Total potential dilutive securities not included in loss per share	24,282,383	24,681,383

7.      Common Stock Transactions

On May 11, 2009, Robert Johnston, the Executive Chairman, was awarded 1,200,000 shares of restricted stock. 300,000 of such shares became vested and free from a risk of forfeiture on the first anniversary of the date hereof, and the remaining 900,000 shares become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be recorded as compensation expense. In the first three months of 2012, the Company expensed $16,500 for Mr. Johnston’s restricted stock.

In the first quarter of 2012, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the eighth interest payment date, January 15, 2012, in common stock to the remaining debenture holder. The dollar amount of interest incurred from July 15, 2011 to January 15, 2012 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

As of March 31, 2012, the Company had reserved 4,478,812 common stock shares for outstanding stock options.  The Company has outstanding warrants exercisable for 18,000,000 shares of common stock. The exercise price of the warrants, which have a five-year term and expire on April 21, 2014, is $0.12 per share.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains information that may constitute "forward-looking statements."  The use of words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature.  All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.  As and when made, we believe that these forward-looking statements are reasonable.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our company's historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2011 and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Executive Summary of  2012 Strategy and Operating Plan

The Company owns the rights to both R and S Tofisopam. Levotofisopam is the S-enantiomer of the racemic mixture RS-tofisopam. Dextofisopam is the R enantiomer of racemic tofisopam and is being developed for IBS.

Pharmos’ is developing Levotofisopam for the treatment of Gout.  In two earlier Phase 1 studies using S-Tofisopam a significant and rapid lowering of uric acid was noted. The Company initiated a proof of concept Phase 2a trial at the Duke Clinical Research Unit of Duke University and on January 10, 2012 the Company announced that the first patients in this clinical trial had been dosed. The trial expects to enroll 20 patients in an open label study. As of March 31, 2012, 11 patients have completed treatment and all patients showed a reduction in uric acid. The mean reduction was over 45% with reductions seen in all patients. Additionally there was an increase in the fractional excretion of urate confirming the compound’s mechanism of action as enhancing excretion and not as a xanthine oxidase inhibitor.

The Phase 2a trial is expected to be completed in May 2012 and the Company’s strategy is to seek a partner for the further development of Levotofisopam.

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

The Company now is seeking a pharmaceutical partner with clinical, scientific and financial capabilities to further develop Dextofisopam. The Company has not to date been successful in attracting a partner or securing additional funding for the further development of Dextofisopam.

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

The Company continues to seek, to sell or license other CB2 assets, including Cannabinor which was the only CB2 asset to enter human clinical trials.

The results for the three months ended March 31, 2012 and 2011 were a net loss of $0.6 million and $0.6 million, respectively. On a loss per share basis, this equates to $(0.01) and $(0.01) for the quarters ended March 31, 2012 and 2011, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $213.9 million as of March 31, 2012 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. During 2010 the Company was awarded a cash grant of $244,000 under the Federal Qualifying Therapeutic Discovery Project for the further development of Dextofisopam. The Company had approximately $1.0 million of cash and cash equivalents at March 31, 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Levotofisopam, for the treatment of Gout, and Dextofisopam, for the treatment of IBS.

The Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and is currently incurring clinical trial costs. The Company expects to have sufficient cash to fund the development of Levotofisopam through completion of a proof-of-concept Gout trial (the Gout trial) based on current estimates. During the first half of 2012, the Company expects to have more information on the probability of success of the Gout trial. The Company intends to partner Levotofisopam upon successful completion of this trial. Should this not occur, the Company will be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Three Months ended March 31, 2012 and 2011

Total operating expenses for the first quarter of 2012 decreased by $25,418 or 4%, from $576,754 in 2011 to $551,336 in 2012.

Research & development expenses for the first quarter increased by $8,880, or 3%, from $281,783 in 2011 to $290,663 in 2012. The primary areas include a $149,000 increase in clinical study fees which were offset by a $138,000 reduction in consultant and professional fees and a $2,000 reduction in various other areas. Clinical study fees increased as the Gout trial commenced in January 2012 and fees were incurred on completed patients. Consulting and professional fees have decreased as the Company filed the IND for the Gout trial in 2011 while in 2012 there were normal expenses in this area.

General and administrative expenses for the first quarter of 2012 decreased by $34,288, or 12%, from $294,345 in 2011 to $260,057 in 2012. The primary reductions were a $15,000 reduction in consultant and professional fees, a $6,000 reduction in salaries and benefits and a $13,000 reduction in various other areas. Professional fees have decreased as there were reduced legal fees incurred.  The decrease in payroll costs in 2012 reflects lower stock compensation.  There was also a reduction of various facility related expenses as the Company continued to reduce and manage overhead.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2012 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax assets generated primarily from these losses.

Liquidity and Capital Resources

The following table describes the Company's working capital, cash and cash equivalents and convertible debentures on March 31, 2012, and on December 31, 2011:

	March 31, 2012	December 31, 2011
Working capital	$(192,676)	$296,654
Cash and cash equivalents	$1,016,483	$1,535,137
Convertible debenture, due 2012	$1,000,000	$1,000,000

Current working capital position

As of March 31, 2012, the Company had working capital of $(0.2) million consisting of current assets of $1.1 million and current liabilities of $1.3 million. This represents a decrease of $0.5 million from its working capital of $0.3 million on current assets of $1.7 million and current liabilities of $1.4 million as of December 31, 2011. This decrease in working capital of $0.5 million was principally associated with the funding of general and administrative activities and research and development expenses related to the start of a proof-of-concept clinical trial in Gout patients using S-Tofisopam.

Current and future liquidity position

As discussed in the executive summary, the Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and is currently incurring clinical trial costs. The Company expects to be able to fund the proof-of-concept clinical trial with its current cash resources which are sufficient to support operations through July 2012. The Company intends to partner Levotofisopam upon successful completion of a proof-of-concept clinical trial. Should this not occur, the Company may be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Operating activities

Net cash used in operating activities for the first three months of 2012 was $0.5 million compared to net cash used of $0.4 million for the first three months of 2011. Overall on a year to year comparison the net cash used was similar. The Company continues to fund research & development activities and general and administrative costs.

Commitments

The table below sets out our current contractual obligations as of March 31, 2012. However, the nature of these contracts with various clinical research organizations is such that if work is stopped with very short notice, we will then only be obligated to pay costs incurred to date.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Undetermined
Operating Leases	$19,823	$19,823	$-	$-	$-	$-
Convertible Debenture Interest	58,333	58,333	-	-	-	-
Duke University	172,159	172,159	-	-	-	-
Convertible Debenture	1,000,000	1,000,000	-	-	-	-
Total	$1,250,315	$1,250,315	$-	$-	$-	$-

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

New accounting pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820). This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This ASU will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. This update did not have any material effect on our financial statements.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). This update amends Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income, to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, and is currently effective for our Company.  This update did not have any material effect on our financial statements.

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

Item 4.                      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer at March 31, 2012. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of March 31, 2012, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $1.0 million as of March 31, 2012, will be sufficient to support our currently planned continuing operations through at least July of 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Dextofisopam, for the treatment of IBS, and Levotofisopam, for the treatment of gout. The Company does not currently have the finances and resources to conduct large clinical trials for its most advanced compound, Dextofisopam and continues to seek a partner. Meanwhile, the Company is pursuing the development of Levotofisopam for the treatment of Gout and is currently incurring clinical trial costs. The Company intends to partner Levotofisopam upon successful completion of a proof-of-concept clinical trial. Should this not occur, the Company may be unable to continue operations, including repayment of the outstanding convertible debenture, unless additional capital can be obtained.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	NONE

Item 3	Defaults upon Senior Securities	NONE

Item 4	Mine Safety Disclosures	N/A

Item 5	Other Information	NONE

Item 6	Exhibits

Number	Exhibit

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

101.1
The following financial information from Pharmos Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012, and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and March 31, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Date: April 16, 2012
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)