Form 10-Q
period 2012-06-30
PHARMOS CORP
filed 2012-07-30
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of July 30, 2012, the Registrant had outstanding 60,170,671 shares of its $.03 par value Common Stock.

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$517,344	$1,535,137
Prepaid expenses and other current assets	113,689	122,417
Total current assets	631,033	1,657,554

Fixed assets, net	3,262	4,493

Total assets	$634,295	$1,662,047

Liabilities and Shareholders’ Equity
Accounts payable	$64,633	$262,067
Accrued interest and expenses	109,355	98,833
Convertible debenture	1,000,000	1,000,000
Total current liabilities	1,173,988	1,360,900

Total liabilities	1,173,988	1,360,900

Shareholders’ Equity (Deficit)
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 shares
authorized, 60,026,450 and 59,879,391 issued as of
June 30, 2012 and December 31, 2011, respectively	1,800,794	1,796,382
Paid-in capital in excess of par	211,951,935	211,838,004
Accumulated deficit	(214,291,996)	(213,332,813)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity (Deficit)	(539,693)	301,147

Total liabilities and shareholders' equity (Deficit)	$634,295	$1,662,047

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PHARMOS CORPORATION Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expenses
Research and development	$114,857	$214,470	$405,521	$496,254
General and administrative	237,751	259,415	497,808	553,760
Depreciation and amortization	615	671	1,231	1,297
Total operating expenses	353,223	474,556	904,560	1,051,311

Loss from operations	(353,223)	(474,556)	(904,560)	(1,051,311)

Other (expense) income
Interest income	20	60	52	156
Other expense	(4,675)	-	(4,675)	-
Interest expense	(25,000)	(25,937)	(50,000)	(52,406)
Other expense	(29,655)	(25,877)	(54,623)	(52,250)

Net loss	$(382,878)	$(500,433)	$(959,183)	$(1,103,561)

Net loss per share
- basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
- basic and diluted	59,689,821	59,095,703	59,639,788	59,045,622

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pharmos Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(959,183)	$(1,103,561)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,231	1,297
Amortization of deferred financing fees	-	2,406
Stock based compensation	68,343	78,167
Interest paid in common stock	50,000	50,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,728	(23,786)
Accounts payable	(197,434)	(12,661)
Accrued expenses	10,522	(14,260)

Net cash used in operating activities	(1,017,793)	(1,022,398)

Cash flows from investing activities
Purchases of fixed assets	-	(1,600)

Net cash used in investing activities	-	(1,600)

Net decrease in cash and cash equivalents	(1,017,793)	(1,023,998)

Cash and cash equivalents at beginning of year	1,535,137	3,139,347

Cash and cash equivalents at end of period	$517,344	$2,115,349

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for accrued interest	$50,000	$50,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.      Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results and cash flows for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing. These financial statements should read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011.

2.      Liquidity, Business Risks and Ability to Continue as a Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern. At June 30, 2012, the Company had approximately $0.5 million in cash and cash equivalents. Management believes that the current cash and cash equivalents will be sufficient to support their currently planned continuing operations through October 2012. Currently the Company spends approximately $100,000 a month on continuing operating expenses. The Company has a debenture of $1 million due to be repaid on November 1, 2012 which the Company will be unable to satisfy without raising additional capital or achieving a collaboration with a pharmaceutical partner for one or both of its lead compounds, Levotofisopam for the treatment of Gout or Dextofisopam for the treatment of IBS. The Company has in the past pursued various funding and financing options; however management believes that future funding or financing options will continue to be challenging because of the current environment.

The Company does not currently have the finances and resources to conduct any further clinical trials. The Company completed a proof-of-concept Gout trial (the Gout trial) for Levotofisopam in April 2012 and in May 2012, announced the successful completion of this proof-of-concept trial in which rapid and significant reduction in uric acid was observed in all patients. The Company has been intensely attempting to partner Levotofisopam. Through the date of this filing, a partnership or other form of collaboration has not been achieved and should a collaboration or other form of financing not be achieved by November 1, 2012, the Company will be unable to continue operations past quarter three or quarter four of 2012, including repayment of the outstanding convertible debenture in quarter four.

Further, if the Company is unable to raise sufficient funds imminently, it will not be able to retain personnel or repay its outstanding convertible debenture on its due date. This would cause the Company to suspend its operations indefinitely and most likely, permanently.

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

Pharmos owns the rights to both R- and S-Tofisopam through two US issued composition of matter patents. These are the two enantiomers of racemic tofisopam, a well-tolerated, effective, non-sedating agent used outside the United States for over 30 years for the treatment of a variety of disorders associated with stress or autonomic instability.  Dextofisopam, the R-enantiomer, is being developed for the treatment of irritable bowel syndrome (IBS) and has completed clinical testing through Phase 2b. IBS is a large unmet medical need but Pharmos does not have the financial resources to fund the next trial and therefore seeks a pharmaceutical company as a partner.

Levotofisopam is the S-enantiomer of racemic tofisopam. In two earlier Phase 1 studies using Levotofisopam,  significant and rapid lowering of uric acid was noted. The Company recently conducted an open-label, Phase 2 proof-of-concept trial at the Duke Clinical Research Unit of Duke University. In May 2012 the Company reported positive top line results from this trial. Uric acid was reduced in all 13 treated patients. Mean reduction in uric acid was over 45%. Additionally, fractional excretion of uric acid increased, confirming Levotofisopam’s mechanism of action as enhancing excretion and not as a xanthine oxidase inhibitor.

The Company is actively attempting to secure a partner to fund the further development of Levotofisopam or alternatively raise additional capital. If the Company is unable to raise sufficient funds imminently, it will not be able to retain personnel or repay its outstanding convertible debenture on its due date.  This would cause the Company to suspend its operations indefinitely and most likely, permanently (see Note 2).

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

Cash and Cash Equivalents

Cash and Cash Equivalents as of June 30, 2012 consist primarily of a money market fund invested in short term government obligations.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains its cash and cash equivalent balances with a high quality financial institution who invests the Company’s funds in Government short-term instruments. Consequently the Company believes that such funds are subject to minimal credit risk.

Grants

The costs and expenses of research and development activities are partially funded by grants the Company received. The grants are deducted from research and development expenses at the time such grants are received. There were no grants received in the three or six month periods ended June 30, 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled and any change in tax rates is recognized in the results of operations in the period that includes the enactment date. A tax benefit has not been recognized due to the uncertainties previously disclosed and a full valuation allowance is maintained.

The Company follows the guidance for Accounting for Uncertainty in Income Taxes which prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. Pharmos conducts business in the US and as a result, files US and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the tax authorities that the Company files with and there are no tax uncertainties as of June 30, 2012 and December 31, 2011.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other assets, accounts payable and accrued liabilities approximate fair value due to their short term maturities.

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $898,000 at June 30, 2012. As described in Note 2 the Company’s future financial viability is dependent upon achieving a partnership or raising additional capital. Therefore there is a large amount of subjectivity in determining the fair value of the outstanding debenture. In determining the fair value the Company used level 3 inputs (unobservable) and a discount rate of 33%. Management used a discount rate they believe was most relevant given the business risks and because they have been unable to raise third party financing during the past several years. However, the Company’s ability to repay the debenture on its due date is dependent upon achieving a successful partnership for Levotofisopam and or Dextofisopam or in raising additional capital.

Equity based compensation

During the six months ended June 30, 2012 and 2011, the Company recognized equity based compensation expense of $68,343 and $78,167, respectively, for restricted stock and stock options. As of June 30, 2012, the total compensation costs related to non-vested stock options not yet recognized is $82,989 which will be recognized over the next three and one half years. Also, the compensation expense related to the Executive Chairman of the Board non-vested restricted stock not yet recognized is $55,000 which will be recognized over the next one year.

During the six months ended June 30, 2012 and 2011, executive and outside directors of the Company were granted stock options under the 2009 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

June 30, 2012	70,000	$0.06	$0.05
June 30, 2011	1,120,000	$0.09	$0.07

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

Subsequent Events

In the third quarter of 2012, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the ninth interest payment date, July 15, 2012, in common stock to the remaining debenture holder. The dollar amount of interest incurred from January 15, 2012 to July 15, 2012 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

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

The Company’s ability to repay the debenture on its due date is dependent upon achieving a successful partnership for Levotofisopam and or Dextofisopam or in raising additional capital (see Note 2).

6.      Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending June 30, 2012 and 2011, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive

	June 30,
	2012	2011

Stock options	4,478,812	4,289,312
Convertible debenture	1,428,571	1,428,571
Restricted stock	300,000	600,000
Warrants	18,000,000	18,000,000

Total potential dilutive securities not included in loss per share	24,207,383	24,317,883

7.      Common Stock Transactions

On May 11, 2009, Robert Johnston, the Executive Chairman, was awarded 1,200,000 shares of restricted stock. 300,000 of such shares became vested and free from a risk of forfeiture on the first anniversary of the date hereof, and the remaining 900,000 shares become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be recorded as compensation expense. In the first six months of 2012, the Company expensed $33,000 for Mr. Johnston’s restricted stock.

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

As of June 30, 2012, the Company had reserved 4,478,812 common stock shares for outstanding stock options.  The Company has outstanding warrants exercisable for 18,000,000 shares of common stock. The exercise price of the warrants, which have a five-year term and expire on April 21, 2014, is $0.12 per share.

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

Executive Summary of  2012 Strategy and Operating Plan

The Company owns the rights to both R- and S-Tofisopam. Levotofisopam is the S-enantiomer of the racemic mixture RS-tofisopam. Dextofisopam is the R-enantiomer of racemic tofisopam and is being developed for IBS.

Levotofisopam is the S-enantiomer of racemic tofisopam. In two earlier Phase 1 studies using Levotofisopam, significant and rapid lowering of uric acid was noted. The Company recently conducted an open-label, Phase 2 proof-of-concept trial at the Duke Clinical Research Unit of Duke University. In May 2012 the Company reported positive top line results from this trial. Uric acid was reduced in all 13 treated patients. Mean reduction in uric acid was over 45%. Additionally, fractional excretion of uric acid increased, confirming Levotofisopam’s mechanism of action as enhancing excretion and not as a xanthine oxidase inhibitor.

The Company is actively seeking to secure a partner for the further development of Levotofisopam or alternatively raise additional capital. If we are unable to raise sufficient funds imminently, we will not be able to retain personnel or repay our outstanding convertible debenture on its due date. This would cause us to suspend our operations indefinitely and most likely, permanently (see Note 2).

The results for the three and six months ended June 30, 2012 and 2011 were a net loss of $0.4 million and $0.5 million and a net loss of $1.0 million and $1.1 million, respectively. On a loss per share basis, this equates to $(0.01) and $(0.01) for the quarters ended June 30, 2012 and 2011 and $(0.02) and $(0.02) for the first half, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $214.3 million as of June 30, 2012 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. The Company had approximately $0.5 million of cash and cash equivalents at June 30, 2012. However, the Company’s ability to continue as a going concern is largely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Levotofisopam, for the treatment of Gout, and Dextofisopam, for the treatment of IBS.

The Company does not currently have the finances and resources to conduct any further clinical trials. The Company completed a proof-of-concept Gout trial (the Gout trial) for Levotofisopam in April 2012 and in May 2012, announced the successful completion of this proof-of-concept trial in which rapid and significant reduction in uric acid was observed in all patients. The Company has been intensely attempting to partner Levotofisopam. Through the date of this filing, a partner or other form of collaboration has not been achieved and should a collaboration or other form of financing not be achieved by November 1, 2012, the Company will be unable to continue operations past quarter three or quarter four of 2012, including repayment of the outstanding convertible debenture in quarter four. Currently the Company spends approximately $100,000 a month on continuing operating expenses.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Three Months ended June 30, 2012 and 2011

Total operating expenses for the second quarter of 2012 decreased by $121,333 or 26%, from $474,556 in 2011 to $353,223 in 2012.

Research & development expenses for the second quarter decreased by $99,613, or 46%, from $214,470 in 2011 to $114,857 in 2012. The primary areas include a $34,000 reduction in clinical study fees and a $66,000 reduction in consultant and professional fees. Clinical study fees decreased as the Gout trial concluded in April 2012 and fees were incurred on 13 completed patients. In 2011 clinical study fees were higher due to costs related to conducting a non-human primate toxicology study. Consulting and professional fees have decreased as the Company filed the IND for the Gout trial in 2011 while in 2012 there were normal expenses in this area.

General and administrative expenses for the second quarter of 2012 decreased by $21,664, or 8%, from $259,415 in 2011 to $237,751 in 2012. The primary reductions were a $7,000 reduction in salaries and benefits and a $15,000 reduction in various other areas. The decrease in payroll costs in 2012 reflects lower stock compensation.  There was also a reduction of various facility related expenses as the Company continued to reduce and manage overhead.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2012 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax assets generated primarily from these losses.

Results of Operations
Six Months ended June 30, 2012 and 2011

Total operating expenses for the first half of 2012 decreased by $146,751 or 14%, from $1,051,311 in 2011 to $904,560 in 2012.

Research & development expenses for the first half of 2012 decreased by $90,733, or 18%, from $496,254 in 2011 to $405,521 in 2012. The primary areas include an $115,000 increase in clinical study fees which were offset by a $204,000 reduction in consultant and professional fees and a $2,000 reduction in various other areas. Clinical study fees increased as the Gout trial commenced in January 2012 and fees were incurred on 13 completed patients. Consulting and professional fees have decreased as the Company filed the IND for the Gout trial in 2011 while in 2012 there were normal expenses in this area.

General and administrative expenses for the first half of 2012 decreased by $55,952, or 10%, from $553,760 in 2011 to $497,808 in 2012. The primary reductions were a $15,000 reduction in consultant and professional fees, a $13,000 reduction in salaries and benefits and a $28,000 reduction in various other areas. Professional fees have decreased as there were reduced legal fees incurred.  The decrease in payroll costs in 2012 reflects lower stock compensation.  There was also a reduction of various facility related expenses as the Company continued to reduce and manage overhead.

Liquidity and Capital Resources

The following table describes the Company's working capital, cash and cash equivalents and convertible debentures on June 30, 2012, and on December 31, 2011:

	June 30, 2012	December 31, 2011
Working capital	$(542,955)	$296,654
Cash and cash equivalents	$517,344	$1,535,137
Convertible debenture, due 2012	$1,000,000	$1,000,000

Current working capital position

As of June 30, 2012, the Company had working capital of $(0.6) million consisting of current assets of $0.6 million and current liabilities of $1.2 million. This represents a decrease of $0.8 million from its working capital of $0.3 million on current assets of $1.7 million and current liabilities of $1.4 million as of December 31, 2011. This decrease in working capital of $0.8 million was principally associated with the funding of general and administrative activities and research and development expenses related to the completion of a proof-of-concept clinical trial in Gout patients using S-Tofisopam.

Current and future liquidity position

As discussed in Notes 2 and 3 to the condensed consolidated financial statements, the Company does not currently have the finances and resources to conduct any further clinical trials. The Company completed a proof-of-concept Gout trial (the Gout trial) for Levotofisopam in April 2012 and in May 2012, announced the successful completion of this proof-of-concept trial in which rapid and significant reduction in uric acid was observed in all patients. The Company has been intensely attempting to partner Levotofisopam. Through the date of this filing, a partner or other form of collaboration has not been achieved and should a collaboration or other form of financing not be achieved by November 1, 2012, the Company will be unable to continue operations past quarter three or quarter four of 2012, including repayment of the outstanding convertible debenture in quarter four. Currently the Company spends approximately $100,000 a month on continuing operating expenses.

As such these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Operating activities

Net cash used in operating activities for the first six months of 2012 was $1.0 million compared to net cash used of $1.0 million for the first six months of 2011. Overall on a year to year comparison the net cash used was similar. The Company continues to fund research & development activities and general and administrative costs.

The table below sets out our current contractual obligations as of June 30, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Undetermined
Operating Leases	$13,215	$13,215	$-	$-	$-	$-
Convertible Debenture Interest	33,333	33,333	-	-
Convertible Debenture	1,000,000	1,000,000	-	-	-	-
Total	$1,046,548	$1,046,548	$-	$-	$-	$-

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

Item 4.                      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer at June 30, 2012. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of June 30, 2012, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing.  Management believes that the current cash and cash equivalents, totaling $0.5 million as of June 30, 2012, will be sufficient to support our currently planned continuing operations through at least October of 2012. However the Company does not currently have the finances and resources to conduct any further clinical trials. The Company completed a proof-of-concept Gout trial (the Gout trial) for Levotofisopam in April 2012 and in May 2012, announced the successful completion of this proof-of-concept trial in which rapid and significant reduction in uric acid was observed in all patients. The Company has been intensely attempting to partner Levotofisopam. Through the date of this filing, a partner or other form of collaboration has not been achieved and should a collaboration or other form of financing not be achieved by November 1, 2012, the Company will be unable to continue operations past quarter three or quarter four of 2012, including repayment of the outstanding convertible debenture in quarter four.

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

101.1
The following financial information from Pharmos Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012, and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and June 30, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Date: July 30, 2012
	by:	/s/ S. Colin Neill

S. Colin Neill
President, Chief Financial Officer, Secretary & Treasurer
(Principal Accounting and Financial Officer)