Form 10-Q
period 2012-09-30
PHARMOS CORP
filed 2012-11-19
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒ .

As of November 19, 2012, the Registrant had outstanding 60,170,671 shares of its $.03 par value Common Stock.

Part I.	Financial Information

Item 1	Financial Statements

PHARMOS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$279,368	$1,535,137
Prepaid expenses and other current assets	51,251	122,417
Total current assets	330,619	1,657,554

Fixed assets, net	2,646	4,493

Total assets	$333,265	$1,662,047

Liabilities and Shareholders’ Equity (Deficit)
Accounts payable	$32,930	$262,067
Accrued interest and expenses	85,105	98,833
Convertible debenture	1,000,000	1,000,000
Total current liabilities	1,118,035	1,360,900

Total liabilities	1,118,035	1,360,900

Shareholders’ Equity (Deficit)
Preferred stock, $.03 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.03 par value; 120,000,000 shares
authorized, 60,173,509 and 59,879,391 issued as of
September 30, 2012 and December 31, 2011	1,805,205	1,796,382
Paid-in capital in excess of par	212,033,929	211,838,004
Accumulated deficit	(214,623,478)	(213,332,813)
Treasury stock, at cost, 2,838 shares	(426)	(426)
Total shareholders' equity (Deficit)	(784,770)	301,147

Total liabilities and shareholders' equity (Deficit)	$333,265	$1,662,047

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PHARMOS CORPORATION Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Expenses
Research and development	$62,710	$175,346	$468,231	$671,600
General and administrative	243,170	244,604	740,978	798,363
Depreciation and amortization	615	759	1,846	2,057
Total operating expenses	306,495	420,709	1,211,055	1,472,020

Loss from operations	(306,495)	(420,709)	(1,211,055)	(1,472,020)

Other (expense) income
Interest income	14	52	65	208
Other expense	-	-	(4,675)	-
Interest expense	(25,000)	(25,382)	(75,000)	(77,788)
Other expense	(24,986)	(25,330)	(79,610)	(77,580)

Net loss	$(331,481)	$(446,039)	$(1,290,665)	$(1,549,600)

Net loss per share
- basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding
- basic and diluted	59,887,455	59,293,337	59,722,947	59,129,101

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pharmos Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,290,665)	$(1,549,600)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,846	2,057
Amortization of deferred financing fees	-	2,788
Stock based compensation	104,748	122,101
Interest paid in common stock	75,000	75,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	71,166	(8,021)
Accounts payable	(229,137)	21,182
Accrued expenses	11,273	(3,760)

Net cash used in operating activities	(1,255,769)	(1,338,253)

Cash flows from investing activities
Purchases of fixed assets	-	(1,600)

Net cash used in investing activities	-	(1,600)

Net decrease in cash and cash equivalents	(1,255,769)	(1,339,853)

Cash and cash equivalents at beginning of period	1,535,137	3,139,347

Cash and cash equivalents at end of period	$279,368	$1,799,494

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for accrued interest	$100,000	$100,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.       Current Status of the Company

On October 11, 2012, the Board of Directors of Pharmos Corporation, Inc. (the “Company”) determined that the Company’s recent efforts to partner levotofisopam for the treatment of gout, to find a suitable candidate to acquire the Company or to raise funds to continue active operations have not been successful, and therefore took action to cease day to day operations, effective immediately.  In connection with such decision by the Board, the Company gave advance written notice to its President and Chief Financial Officer, Colin Neill, of the termination of his employment, as required by his employment agreement.

All of the members of the Board of Directors of the Company – Anthony Evnin, Robert Johnston, Charles Newhall and Steven Leventer – submitted their resignations, effective as of the close of business on October 11, 2012.

The Company filed a Form 8K on October 17, 2012 reporting the board’s actions.

The Company also disclosed in a Form 8K filed on November 14, 2012 that the Company’s debenture for $1 million was due on November 1, 2012. The Company was unable to repay the debenture and has been in discussions with the debenture holder as the major creditor concerning this default  As a part of those discussions it was determined in an effort to conserve the remaining cash that all payroll expenditures will cease on November 15, 2012 and Colin Neill would designate Eric Fangmann as the Acting President and Acting Chief Financial Officer of the Company.   Mr. Fangmann is a representative of the $1 million debenture holder.  In addition to the outstanding $1 million principal amount of the debenture, the Company has outstanding severance obligations of $375,000.

The Company is no longer continuing active drug development operations as it has been unable to attract appropriate financing or a collaboration partner to fund the necessary development and studies. This Form 10Q is being filed to maintain the Company’s reporting status for the possibility of a reverse merger. There has been tentative interest in such a merger from a couple of private companies. In addition, the Company’s technology is still available for sale or license and the Company is still pursuing other financing/capital alternatives.

2.      Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results and cash flows for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

3.      Liquidity, Business Risks and Ability to Continue as a Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern. At September 30, 2012, the Company had approximately $0.3 million in cash and cash equivalents. Management believes that the current cash and cash equivalents will be sufficient to enable the Company to meet its current obligations other than the $1 million debenture due November 1, 2012 and severance payments, through December 2012.

The Company does not currently have the finances and resources to conduct any further clinical trials. The Company completed a proof-of-concept Gout trial (the Gout trial) for Levotofisopam in April 2012 and in May 2012, announced the successful completion of this proof-of-concept trial in which rapid and significant reduction in uric acid was observed in all patients. The Company has been intensely attempting to partner Levotofisopam. Through the date of this filing, a partnership or other form of collaboration has not been achieved. The Company was not able to repay the $1 million debenture that was due on November 1, 2012 and therefore became insolvent. This Form 10Q filing is being made to keep the Company as a reporting Company so that it may be attractive as a reverse merger candidate.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.      The Company

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

Levotofisopam is the S-enantiomer of racemic tofisopam. In two earlier Phase 1 studies using Levotofisopam, significant and rapid lowering of uric acid was noted. The Company recently conducted an open-label, Phase 2 proof-of-concept trial at the Duke Clinical Research Unit of Duke University. In May 2012 the Company reported positive top line results from this trial. Uric acid was reduced in all 13 treated patients. Mean reduction in uric acid was over 45%. Additionally, fractional excretion of uric acid increased, confirming Levotofisopam’s mechanism of action as enhancing excretion and not as a xanthine oxidase inhibitor. However, the Company does not have the financial resources to fund the next trial.

The Company has executive offices in Iselin, New Jersey.

5.      Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and Cash Equivalents as of September 30, 2012 consist primarily of a money market fund invested in short term government obligations.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains its cash and cash equivalent balances with a high quality financial institution who invests the Company’s funds in Government short-term instruments. Consequently the Company believes that such funds are subject to minimal credit risk.

Grants

The costs and expenses of research and development activities are partially funded by grants the Company received. The grants are deducted from research and development expenses at the time such grants are received. There were no grants received in the three or nine month periods ended September 30, 2012 and 2011, respectively.

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

The Company follows the guidance for Accounting for Uncertainty in Income Taxes which prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. Pharmos conducts business in the US and as a result, files US and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the tax authorities and there are no tax uncertainties as of September 30, 2012 and December 31, 2011.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other assets, accounts payable and accrued liabilities approximate fair value due to their short term maturities.

The Company has estimated the fair value of the $1,000,000 outstanding convertible debenture due November 1, 2012 to be approximately $972,000 at September 30, 2012. As described in Note 3 the Company’s future financial viability is dependent upon achieving a partnership or raising additional capital. Therefore there is a large amount of subjectivity in determining the fair value of the outstanding debenture (i.e. assumes entity will continue as a going concern). In determining the fair value the Company used level 3 inputs (unobservable) and a discount rate of 33%. Management used a discount rate they believe was most relevant given the business risks and because they have been unable to raise third party financing during the past several years. However, the Company’s ability to repay the debenture on its due date is dependent upon achieving a successful partnership for Levotofisopam and or Dextofisopam or in raising additional capital.

Equity based compensation

During the nine months ended September 30, 2012 and 2011, the Company recognized equity based compensation expense of $104,748 and $122,101, respectively, for restricted stock and stock options. As of September 30, 2012, the total compensation costs related to non-vested stock options not yet recognized is $67,501 which will be recognized over the next three years. Also, the compensation expense related to the former Executive Chairman of the Board non-vested restricted stock not yet recognized is $38,500 which will be recognized over the next seven months.

On October 11, 2012, all of the members of the board submitted their resignations, effective at the end of the close of business. These resignations invoked a clause in the previous stock options granted that the options shall terminate and there is a ninety day provision to exercise all vested stock options. After the ninety days, the stock options are considered forfeited. Due to the termination of the executive chairman, all unvested restricted stock forfeited at the time of his resignation.

During the nine months ended September 30, 2012 and 2011, executive and former outside directors of the Company were granted stock options under the 2009 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

September 30, 2012	140,000	$0.07	$0.04
September 30, 2011	1,170,000	$0.09	$0.07

Subsequent Events

As described in Notes 1 and 3, the Company has been unsuccessful in finding a partner for levotofisopam for the treatment of gout or in attracting a reverse merger candidate. The Company defaulted on the $1,000,000 unsecured debenture due to Lloyd I. Miller III on November 1, 2012 and became insolvent. The Company is in discussions with the debenture holder, and there has been no case commenced under any applicable bankruptcy or insolvency laws. Five days after the event of default the interest rate increased to 15% per annum. Further the termination of the President and CFO under the terms of his employment agreement triggered a severance obligation of $375,000. This obligation ranks pari passu with the debenture. The Company does not have the cash resources to pay these obligations and contractual commitments.

6.      Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss for the period by the weighted average number of shares of common stock issued and outstanding. For the periods ending September 30, 2012 and 2011, other potential common stock has been excluded from the calculation of diluted net loss per common share, as their inclusion would be anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted loss per share since inclusion would have been anti-dilutive.

	September 30,
	2012	2011

Stock options	4,548,812	4,339,312
Convertible debenture	1,428,571	1,428,571
Restricted stock	225,000	525,000
Warrants	18,000,000	18,000,000

Total potential dilutive securities not included in loss per share	24,202,383	24,292,883

Based on the resignations of the board members, all vested options expire within ninety days after the termination date.

Due to the termination of the executive chairman, all unvested restricted stock forfeited at the time of his resignation.

7.      Common Stock Transactions

On May 11, 2009, Robert Johnston, the former Executive Chairman, was awarded 1,200,000 shares of restricted stock. 300,000 of such shares became vested and free from a risk of forfeiture on the first anniversary of the date hereof, and the remaining 900,000 shares become vested and free from a risk of forfeiture in quarterly increments over a three-year period commencing on the first anniversary of the grant date. Over the four year period, a total of $264,000 will be recorded as compensation expense. In the first nine months of 2012, the Company expensed $49,500 for Mr. Johnston’s restricted stock.

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

In the third quarter of 2012, the Company elected to pay the interest on its 10% Convertible Debentures due November 2012 incurred through the ninth interest payment date, July 15, 2012, in common stock to the remaining debenture holder. The dollar amount of interest incurred from January 15, 2011 to July 15, 2012 to be paid in stock amounted to $50,000 which, converted at $0.34 per share, resulted in an aggregate of 147,059 shares issued to the debenture holder.

As of September 30, 2012, the Company had reserved 4,548,812 common stock shares for outstanding stock options.  The Company has outstanding warrants exercisable for 18,000,000 shares of common stock. The exercise price of the warrants, which have a five-year term and expire on April 21, 2014, is $0.12 per share.

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

Executive Summary of  2012 Strategy and Operating Plan

As described in Notes 1 and 2, the Company became insolvent on November 1, 2012. The only short term focus is to sell or license its levotofisopam technology and/or find a reverse merger partner. Neither of these activities has been successful as of November 14, 2012.

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

The results for the three and nine months ended September 30, 2012 and 2011 were a net loss of $0.3 million and $0.5 million and a net loss of $1.3 million and $1.5 million, respectively. On a loss per share basis, this equates to $(0.01) and $(0.01) for the quarters ended September 30, 2012 and 2011 and $(0.02) and $(0.03) for the first nine months, respectively.

Except for 2001, the Company has experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. The Company had an accumulated deficit of $214.6 million as of September 30, 2012 and expects to continue to incur losses going forward. Such losses have resulted principally from costs incurred in research and development and from general and administrative expenses. Previously the Company had financed its operations with public and private offerings of securities, advances and other funding pursuant to an earlier marketing agreement with Bausch & Lomb, grants from the Office of the Chief Scientist of Israel, research contracts, the sale of a portion of its New Jersey net operating loss carryforwards (NOL’s), and interest income. The Company had approximately $0.3 million of cash and cash equivalents at September 30, 2012. However, the Company’s ability to continue as a going concern is completely dependent upon achieving a collaboration with a pharmaceutical partner or raising additional capital to advance its lead compounds, Levotofisopam, for the treatment of Gout, and Dextofisopam, for the treatment of IBS or finding a reverse merger candidate. None of these have been successful as of November 14, 2012.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Three Months ended September 30, 2012 and 2011

Total operating expenses for the third quarter of 2012 decreased by $114,214 or 27%, from $420,709 in 2011 to $306,495 in 2012.

Research and development expenses for the third quarter decreased by $112,636, or 64%, from $175,346 in 2011 to $62,710 in 2012. The primary areas include a $52,000 reduction in clinical study fees and a $61,000 reduction in consultant and professional fees. Clinical study fees decreased as the Gout trial concluded in April 2012 and fees were incurred on 13 completed patients. In 2011 clinical study fees were higher due to costs related to conducting a non-human primate toxicology study. Consulting and professional fees have decreased as the Company filed the IND for the Gout trial in 2011 while in 2012 there were normal expenses in this area.

General and administrative expenses for the third quarter of 2012 decreased by $1,434, or 1%, from $244,604 in 2011 to $243,170 in 2012. Overall the reductions were minimal on a year to year comparison.

No tax provision is required at this time since the Company expects to be in a tax loss position at year-end December 31, 2012 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax assets generated primarily from these losses.

Results of Operations
Nine Months ended September 30, 2012 and 2011

Total operating expenses for the first nine months of 2012 decreased by $260,965 or 18%, from $1,472,020 in 2011 to $1,211,055 in 2012.

Research and development expenses for the first nine months of 2012 decreased by $203,369, or 30%, from $671,600 in 2011 to $468,231 in 2012. The primary areas include a $63,000 increase in clinical study fees which was offset by a $266,000 reduction in consultant and professional fees. Clinical study fees increased as the Gout trial commenced in January 2012 and fees were incurred on 13 completed patients. Consulting and professional fees have decreased as the Company filed the IND for the Gout trial in 2011 while in 2012 there were normal expenses in this area.

General and administrative expenses for the first nine months of 2012 decreased by $57,385, or 7%, from $798,363 in 2011 to $740,978 in 2012. The primary reductions were a $21,000 reduction in salaries and benefits and a $36,000 reduction in various other areas. The decrease in payroll costs in 2012 reflects lower stock compensation.  There was also a reduction of various facility related expenses as the Company continued to reduce and manage overhead.

Liquidity and Capital Resources

The following table describes the Company's working capital, cash and cash equivalents and convertible debentures on September 30, 2012, and on December 31, 2011:

	September 30, 2012	December 31, 2011
Working capital	$(787,416)	$296,654
Cash and cash equivalents	$279,368	$1,535,137
Convertible debenture, due 2012	$1,000,000	$1,000,000

Current working capital position

As of September 30, 2012, the Company had working capital of $(0.8) million consisting of current assets of $0.3 million and current liabilities of $1.1 million. This represents a decrease of $1.1 million from its working capital of $0.3 million on current assets of $1.7 million and current liabilities of $1.4 million as of December 31, 2011. This decrease in working capital of $1.1 million was principally associated with the funding of general and administrative activities and research and development expenses related to the completion of a proof-of-concept clinical trial in Gout patients using S-Tofisopam.

Current and future liquidity position

The Company does not currently have the finances and resources to conduct any further clinical trials. The Company completed a proof-of-concept Gout trial (the Gout trial) for Levotofisopam in April 2012 and in May 2012, announced the successful completion of this proof-of-concept trial in which rapid and significant reduction in uric acid was observed in all patients. The Company has been intensely attempting to partner Levotofisopam. Through the date of this filing, a partnership or other form of collaboration has not been achieved. The Company was not able to repay the $1 million debenture that was due on November 1, 2012 and therefore became insolvent.

This Form 10Q is being filed to maintain the Company’s reporting status for the possibility of a reverse merger. There has been tentative interest in such a merger from a couple of private companies. In addition, the Company’s technology is still available for sale or license and the Company is still pursuing other financing/capital alternatives.

As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

Net cash used in operating activities for the first nine months of 2012 was $1.3 million compared to net cash used of $1.3 million for the first nine months of 2011. Overall on a year to year comparison the net cash used was similar. The Company has funded its research and development activities and general and administrative costs.

Commitments

The table below sets out our current contractual obligations as of September 30, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Undetermined
Operating Leases	$6,608	$6,608	$-	$-	$-	$-
Convertible Debenture Interest	8,333	8,333	-	-
Convertible Debenture	1,000,000	1,000,000	-	-	-	-
Total	$1,014,941	$1,014,941	$-	$-	$-	$-

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

Item 4.                      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Pharmos' disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Pharmos' principal executive officer and principal financial officer at September 30, 2012. Based on this evaluation, Pharmos' principal executive officer and principal financial officer concluded that as of September 30, 2012, Pharmos' disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by Pharmos in the reports it files or submits under the Act is (i) accumulated and communicated to Pharmos' management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Need For Additional Capital

Our ability to operate as a going concern is dependent upon raising adequate financing. At September 30, 2012, the Company had approximately $0.3 million in cash and cash equivalents. Management believes that the current cash and cash equivalents will be sufficient to enable the Company to meet its current obligations other than the $1 million debenture due November 1, 2012 and severance payments, through December 2012. However, the Company does not currently have the finances and resources to conduct any further clinical trials. The Company completed a proof-of-concept Gout trial (the Gout trial) for Levotofisopam in April 2012 and in May 2012, announced the successful completion of this proof-of-concept trial in which rapid and significant reduction in uric acid was observed in all patients. The Company has been intensely attempting to partner Levotofisopam. Through the date of this filing, a partnership or other form of collaboration has not been achieved. The Company was not able to repay the $1 million debenture that was due on November 1, 2012 and therefore became insolvent.

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

31.1
Certification of Acting Principal Executive Officer and Acting Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial information from Pharmos Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012, and September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and September 30, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Date: November 19, 2012
	by:	/s/ Eric W. Fangmann

Eric W. Fangmann
Acting Principal Accounting and Financial Officer