Form 10-Q/A
period 2012-09-30
PHARMOS CORP
filed 2012-12-10
CIK 713275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
Yes ☒  No ☐ .

As of November 19, 2012, the Registrant had outstanding 60,170,671 shares of its $.03 par value Common Stock.

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2012 of Pharmos Corporation is being filed for the sole purpose of checking the box on the cover page to indicate that Pharmos Corporation is a shell company as defined under the Securities Exchange Act and related rules and regulations.

Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the Commission on November 19, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMOS CORPORATION

Date: December 10, 2012
	by:	/s/ Eric W. Fangmann
Eric W. Fangmann
Acting Principal Accounting and Financial Officer